Form 10-Q
period 2017-04-30
Yext, Inc.
filed 2017-06-02
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38056

YEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8059722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Madison Ave, 5th Floor New York, NY 10010
(Address of principal executive offices, including zip code)
212 994-3900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  x
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x (Do not check if a smaller reporting company)	Smaller reporting company	o
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of May 30, 2017, the registrant had 90,041,408 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•	our future revenue, cost of revenue, and operating expenses;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•
our beliefs and objectives for future operations, including plans to invest in international expansion, research and development, and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our products;

•	maintaining and expanding our end-customer base and our relationships with our PowerListings Network;

•	sufficiency of cash to meet cash needs for at least the next 12 months.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	April 30, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$133,735	$24,420
Restricted cash	502	—
Accounts receivable, net of allowances of $77 and $189, respectively	19,030	27,646
Prepaid expenses and other current assets	4,754	3,511
Deferred commissions	6,370	6,252
Total current assets	164,391	61,829
Restricted cash	—	500
Property and equipment, net	11,814	11,613
Goodwill	4,497	4,444
Intangible assets, net	3,051	3,128
Other long term assets	2,899	4,951
Total assets	$186,652	$86,465
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$19,764	$25,633
Deferred revenue	57,361	57,112
Deferred rent	1,243	936
Total current liabilities	78,368	83,681
Deferred rent, non-current	4,048	4,348
Long term debt	—	5,000
Deferred tax liability	153	168
Other long term liabilities	406	408
Total liabilities	82,975	93,605
Commitments and contingencies (Note 11)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value per share; zero and 43,705,690 shares authorized at April 30, 2017 and January 31, 2017, respectively; zero and 43,594,753 shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	—	120,615
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 50,000,000 and zero shares authorized at April 30, 2017 and January 31, 2017, respectively; zero shares issued and outstanding at April 30, 2017 and January 31, 2017	—	—
Common stock, $0.001 par value per share; 500,000,000 and 200,000,000 shares authorized at April 30, 2017 and January 31, 2017, respectively; 96,500,775 and 37,900,051 shares issued at April 30, 2017 and January 31, 2017, respectively; 89,995,441 and 31,394,717 shares outstanding at April 30, 2017 and January 31, 2017, respectively	97	38
Additional paid-in capital	300,092	52,805
Accumulated other comprehensive loss	(1,616)	(1,808)
Accumulated deficit	(182,991)	(166,885)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity (deficit)	103,677	(127,755)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$186,652	$86,465
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Revenue	$37,080	$27,125
Cost of revenue	9,688	8,835
Gross profit	27,392	18,290
Operating expenses:
Sales and marketing	28,462	16,843
Research and development	4,986	4,771
General and administrative	9,338	5,983
Total operating expenses	42,786	27,597
Loss from operations	(15,394)	(9,307)
Other expense, net	(680)	(35)
Loss from operations before income taxes	(16,074)	(9,342)
Provision for income taxes	(32)	(1)
Net loss	$(16,106)	$(9,343)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.30)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,466,620	30,978,083
Other comprehensive income:
Foreign currency translation adjustment	$192	$265
Total comprehensive loss	$(15,914)	$(9,078)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	(Deficit)
Balance, January 31, 2016	43,594	$120,615	30,777	$37	$41,634	$(1,267)	$(123,735)	$(11,905)	$(95,236)
Exercise of stock options	—	—	618	1	1,320	—	—	—	1,321
Stock-based compensation	—	—	—	—	9,851	—	—	—	9,851
Other comprehensive loss	—	—	—	—	—	(541)	—	—	(541)
Net loss	—	—	—	—	—	—	(43,150)	—	(43,150)
Balance, January 31, 2017	43,594	120,615	31,395	38	52,805	(1,808)	(166,885)	(11,905)	(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of convertible preferred stock to common stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	2,728	3	2,137	—	—	—	2,140
Exercise of common stock warrants	—	—	143	—	—	—	—	—	—
Vested restricted stock units converted to common shares	—	—	60	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,062	—	—	—	4,062
Other comprehensive income	—	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	—	(16,106)	—	(16,106)
Balance, April 30, 2017	—	$—	89,995	$97	$300,092	$(1,616)	$(182,991)	$(11,905)	$103,677
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,106)	$(9,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,176	968
Provision for bad debts	79	21
Stock-based compensation	4,062	1,598
Change in fair value of convertible preferred stock warrant liability	491	44
Deferred income taxes	(13)	(7)
Amortization of deferred financing costs	34	—
Changes in operating assets and liabilities:
Restricted cash	(2)	5,789
Accounts receivable	8,537	10,475
Prepaid expenses and other assets	(1,277)	(1,063)
Deferred commissions	(365)	(405)
Other long term assets	(220)	(2)
Accounts payable, accrued expenses and other liabilities	(4,994)	(2,641)
Deferred revenue	243	2,222
Deferred rent	7	(214)
Other long term liabilities	2	9
Net cash (used in) provided by operating activities	(8,346)	7,451
Cash flows from investing activities:
Capital expenditures	(1,078)	(829)
Net cash used in investing activities	(1,078)	(829)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	123,527	—
Payments of deferred offering costs	(1,969)	—
Proceeds from exercise of stock options	2,140	486
Repayments on Revolving Line	(5,000)	—
Payments of deferred financing costs	—	(85)
Net cash provided by financing activities	118,698	401
Effect of exchange rate changes on cash and cash equivalents	41	4
Net increase in cash and cash equivalents	109,315	7,027
Cash and cash equivalents at beginning of period	24,420	30,028
Cash and cash equivalents at end of period	$133,735	$37,055
Supplemental disclosures of non-cash investing and financing information:
Purchase of capital expenditures in accounts payable, accrued expenses and other current liabilities	$231	$138
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$2,294	$—
Conversion of convertible preferred stock to common stock	$120,615	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,435	$—
Cash paid on interest	$71	$—
Cash paid on income taxes	$2	$—
See the accompanying notes to the condensed consolidated financial statements.

Note 1. Organization and Description of Business
Description of Business
 Yext, Inc. (the "Company") provides a knowledge engine platform that lets businesses manage their digital knowledge in the cloud and sync it to over 100 services including Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri and Yelp. The Company has built direct data integrations between its software and the members of its PowerListings Network that end consumers around the globe use to discover new businesses, read reviews, and find accurate answers to their queries. The Company's cloud-based software platform, the Yext Knowledge Engine, powers all of the Company's key features, including the Company's Listings, Pages and Reviews features along with its other features and capabilities.
Fiscal Year
The Company's fiscal year ends on January 31. References to fiscal 2018, for example, are to the fiscal year ending January 31, 2018.
Initial Public Offering
In April 2017, the Company closed its initial public offering ("IPO"), in which it issued and sold 12,075,000 shares of common stock inclusive of the underwriters’ option shares that were exercised in full.  The price per share to the public was $11.00. The Company received aggregate proceeds of $123.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of $4.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding preferred stock automatically converted into 43,594,753 shares of common stock.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 12, 2017 (the "Prospectus"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.
There have been no material changes to the Company's significant accounting policies as described in the Prospectus.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Segment Information
The Company operates as one operating segment providing a knowledge engine platform. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's offerings operate on a single platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Concentration of Credit Risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. At April 30, 2017 and January 31, 2017, no single customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2017 and 2016.
Geographic Locations
Revenue by geographic region is as follows:

	Three months ended April 30,
(in thousands)	2017	2016
North America	$34,920	$26,263
Europe	2,160	862
Total	$37,080	$27,125
North American revenue is predominantly attributable to the United States but also includes revenue from Canada.
Recent Accounting Pronouncements
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods, beginning after December 15, 2019. Early adoption of this standard is permitted for all entities. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt the standard retrospectively as a cumulative-effect adjustment as of the date of adoption and is evaluating the impact of adopting this new accounting guidance.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual reporting periods beginning after December 15, 2020. The Company is evaluating the potential impact of adopting this new accounting guidance.
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation: Improvements to Employee Shared-Based Payment Accounting," which simplifies and improves several aspects of the accounting for employee share-based payment transactions for public entities. The guidance will require all tax effects related to share-based payments at settlement or expiration to be recorded through the income statement and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. The standard is effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. For all other entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is evaluating the potential impact of adopting this new accounting guidance.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment," to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for public entities for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2019. For all other entities, including emerging growth companies, the standard is effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2021. Early adoption of this standard is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance.
3. Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
Level 2 inputs are based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company's investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents on the Company's condensed consolidated balance sheets.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market funds (1)	$12,095	$—	$—	$12,095

	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market funds (1)	$9,785	$—	$—	$9,785
Liabilities
Preferred stock warrant liability (2)	$—	$—	$944	$944
(1)    Included in cash and cash equivalents.
(2)    Included in accounts payable, accrued expenses and other current liabilities.
On April 19, 2017, upon the closing of the Company’s IPO, all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock. A final fair value adjustment of $0.5 million was recorded to other expense, net and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit). Subsequently, in April 2017, the warrants exercisable for 110,937 shares of common stock were exercised.
4. Goodwill and Other Intangible Assets
Goodwill
As of April 30, 2017 and January 31, 2017, the Company had goodwill of $4.5 million and $4.4 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no intangible assets with indefinite useful lives.
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is at or one level below the Company’s operating segments. The test for impairment is conducted annually each November 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2017 and 2016 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
As of April 30, 2017 and January 31, 2017, the Company had intangible assets, net of $3.1 million and $3.1 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2017 and 2016 that would indicate that its intangible assets with finite lives may not be recoverable. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million for each of the three months ended April 30, 2017 and 2016.

5. Property and Equipment, net
Property and equipment, net consists of the following:

(in thousands)	April 30, 2017	January 31, 2017
Furniture and fixtures	$629	$625
Office equipment	3,842	3,383
Leasehold improvements	12,802	12,695
Computer software	2,190	1,740
Construction in progress	461	284
Total property and equipment	19,924	18,727
Less: accumulated depreciation and amortization	(8,110)	(7,114)
Total property and equipment, net	$11,814	$11,613
Depreciation expense was $1.0 million and $0.8 million for the three months ended April 30, 2017 and 2016, respectively.
6. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2017	January 31, 2017
Accounts payable	$5,198	$5,303
Accrued employee compensation	4,401	10,607
Accrued offering costs	2,294	2,349
Accrued PowerListing Network application provider fees	1,669	1,602
Accrued professional fees	1,275	809
Accrued sales tax	979	1,213
Preferred stock warrant liability	—	944
Other	3,948	2,806
Total	$19,764	$25,633
7. Stock-Based Compensation
2008 Equity Incentive Plan
        The Company's 2008 Equity Incentive Plan (the "2008 Plan"), as amended on March 10, 2016, allowed for the issuance of up to 25,912,531 shares of common stock. Awards granted under the 2008 Plan may be incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), restricted stock or restricted stock units ("RSUs"). The 2008 Plan is administered by the Board of Directors, which determines the terms of the options granted, the exercise price, the number of shares subject to option and the option vesting period. No ISO or NQSO is exercisable after 10 years from the date of grant, and option awards will typically vest over a four-year period.
        The 2008 Plan was terminated in connection with the adoption of the Company's 2016 Equity Incentive Plan (the "2016 Plan") in December 2016, and the Company will not grant any additional awards under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan, which allows for the issuance of up to 10,000,000 shares of common stock. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2017, the number of shares available for future award under the 2016 Plan is 7,004,755.

Stock Options
       The following table summarizes stock option activity during the three months ended April 30, 2017:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2017	27,420,108	$4.24	6.87	$122,803
Options granted	799,250	$8.64
Options exercised	(2,727,513)	$0.78
Options forfeited	(161,909)	$6.36
Balance, April 30, 2017	25,329,936	$4.74	7.17	$256,380
Vested and expected to vest at April 30, 2017	24,276,268	$4.66	7.09	$247,712
Exercisable at April 30, 2017	13,624,390	$3.43	5.55	$156,003
        The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2017. Prior to the IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors. After the IPO, the fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $22.5 million and $0.8 million for the three months ended April 30, 2017 and 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
        The weighted-average grant date fair value of options granted during the three months ended April 30, 2017 and 2016 was $5.01 and $3.24 per share, respectively.
Restricted Stock Units
        The following table summarizes the activity related to the Company's RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2017	330,000	$6.54
Awards granted	—	$—
Awards vested	(60,000)	$6.11
Awards forfeited	—	$—
Awarded and unvested at April 30, 2017	270,000	$6.64
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the Company's 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. A total of 1,500,000 shares of the Company's common stock are available for sale to employees under the ESPP. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP also includes an annual increase on the first day of each fiscal year beginning on February 1, 2018, equal to the least of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. For the three months ended April 30, 2017, no shares of common stock were purchased under the ESPP.

Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employees in lieu of monetary payment. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The expense is recorded in the condensed consolidated statements of operations and comprehensive loss. The Company's stock-based compensation for the three months ended April 30, 2017 and 2016 were as follows:

	Three months ended April 30,
(in thousands)	2017	2016
Cost of revenue	$147	$147
Sales and marketing	2,259	699
Research and development	563	409
General and administrative	1,093	343
Total stock-based compensation	$4,062	$1,598
As of April 30, 2017, there was approximately $39.0 million of total unrecognized compensation cost related to unvested stock options granted. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vested period of approximately 3.34 years.
The fair values of the Company’s stock options granted during the three months ended April 30, 2017 and 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended April 30,
	2017	2016
Expected life (years)	6.08	6.25
Expected volatility	49.39% - 49.52%	52.00%
Dividend yield	0%	0%
Risk-free rate	2.03% - 2.13%	1.42% - 1.57%
8. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock.
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2017 and January 31, 2017, the Company had authorized 500,000,000 and 200,000,000 shares, respectively, of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
        Holders of the Company's common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company's common stock will be fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

Treasury Stock
The Company has 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
9. Debt
        On March 16, 2016, the Company entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit ("Letter of Credit" and, together with the Revolving Line, the "Credit Agreement"). The Credit Agreement matures on March 16, 2018. No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
        Subject to certain terms of the loan agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal.
        The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue, a limit on the Company's ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company's activities each defined specifically in the agreement.
        On November 18, 2016, the Company drew $5.0 million on its Revolving Line for strategic operating purposes. As of January 31, 2017, the Company classified the $5.0 million outstanding on the Revolving Line as long term debt, and its book value approximated its fair value.
On April 28, 2017, the Company repaid the $5.0 million on its Revolving Line. As of April 30, 2017, the Company had no debt outstanding and was in compliance with all debt covenants.
10. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to its year-to-date pre-tax income or loss, and adjusts the provision for discrete tax items recorded during the period. For the three months ended April 30, 2017 and 2016, the Company recorded a provision for income taxes of $32,000 and $1,000, respectively.
The Company's estimated annual effective tax rate for the three months ended April 30, 2017 and 2016 differs from the U.S. federal statutory tax rate of 34% primarily due to a full valuation allowance related to the Company's U.S. and U.K. deferred tax assets, offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and loss carryback. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.
The Company believes that it has appropriate support for the income tax positions on its tax returns and has provided adequate reserves for income tax uncertainties in all open tax years. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in the Company’s tax audits are resolved in a future year in a manner inconsistent with management’s current expectations, the Company may adjust its provision for income taxes in the future. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within the next 12 months.
11. Commitments and Contingencies
Leases, PowerListings Network Application Provider Agreements and Other
        The Company is obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2021 and 2028, including a long-term operating lease for the Company's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2018 and 2035.

        Future minimum annual payments for non-cancelable leases, PowerListings Network application provider agreements, and other contractual obligations in the normal course of business as of April 30, 2017 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2018	$5,232	$11,701
2019	7,368	4,521
2020	7,528	1,104
2021	7,241	4
2022 and thereafter	3,061	19
Total	$30,430	$17,349
        Rent expense was $1.5 million and $1.4 million for the three months ended April 30, 2017 and 2016, respectively.
Legal Proceedings
        The Company was a defendant in a case pending in the United States District Court for the Southern District of New York, captioned Tropical Sails Corp. v. Yext, Inc., civil action no. 14-cv-7582. The plaintiffs alleged various violations of New York law related to certain of the Company's sales practices. In May 2015, the Court dismissed two of the four counts alleged by plaintiffs. In March 2016, the plaintiffs filed a Motion for Class Certification, and the Company filed a Motion for Summary Judgment as to the remaining counts. In March 2017, the Court denied the plaintiffs' Motion for Class Certification and the Company's Motion for Summary Judgment. In April 2017, the Company entered into a settlement agreement pursuant to which the case was dismissed with prejudice.
        In addition, the Company is and may be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, in the opinion of the Company, the likelihood of any material adverse impact on the Company's results of operations, cash flows or the Company's financial position for any such litigation or claims is deemed to be remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.
Warranties and Indemnification
        The Company's platform is in some cases warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's product specifications.
        The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party's intellectual property rights and/or if the Company breaches its contractual agreements with a customer or in instances of negligence, fraud or willful misconduct by the Company. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
        The Company has also agreed to indemnify certain of its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended April 30,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(16,106)	$(9,343)
Denominator:
Weighted-average common shares outstanding	40,466,620	30,978,083
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.30)

        Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus common equivalent shares for the period, including any dilutive effect from such shares. Common equivalent shares are convertible preferred stock, convertible preferred stock warrants, shares issuable upon the exercise of stock options and unvested shares of restricted stock units.
        Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended April 30,
	2017	2016
Convertible preferred stock as converted	—	43,594,753
Series B warrants as converted	—	67,568
Series C warrants as converted	—	43,369
Common stock warrants	35,000	85,000
Options to purchase common stock	25,329,936	21,239,596
RSUs	270,000	40,000
Total	25,634,936	65,070,286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" under Part II, Item 1A  in this Quarterly Report on Form 10-Q and in our Prospectus.
Overview
Yext is a knowledge engine. Our platform lets businesses manage their digital knowledge in the cloud and sync it to over 100 services including Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri and Yelp. We have established direct data integrations between our software and the members of our PowerListings Network, which consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries.
Our cloud-based software platform, the Yext Knowledge Engine, powers all of our key features including our Listings, Pages and Reviews, along with our other features and capabilities. We offer annual and multi-year subscriptions to our platform. We had historically priced our subscriptions based on custom combinations of the features that the customer wished to access and the number of locations that the customer managed with our platform. Beginning in October 2015, we began pricing new subscriptions in a more discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform.
We sell our solution globally to customers of all sizes, from one location to thousands of locations, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
Although our business has predominantly focused on the U.S. market, we have been growing internationally in recent years. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S operations have grown from an immaterial amount of our total revenue in fiscal year 2015 to more than 6% of total revenue in fiscal year 2017. Our non-U.S. revenue are defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Our business has evolved in recent years. For example:

•
in 2014, we added our Pages feature to our platform, raised $50.0 million from investors to expand our business, began our operations in the United Kingdom and accelerated our operations in continental Europe;

•	in 2015, we continued to expand our PowerListings Network to include over 100 global applications; and

•
in 2016, we launched specialized integrations to our platform with applications like Uber and Snapchat, added our new Reviews feature to our platform and held our inaugural LocationWorld industry and customer event in New York City.

We have experienced rapid growth in recent periods, nearly all of which has been organic growth as we have not historically conducted many acquisitions. Evidencing our strengthening market position in recent years, we have grown the number of locations listed in our Knowledge Engine platform from approximately 345,000 as of January 31, 2015 to over 925,000 as of January 31, 2017. For the three months ended April 30, 2017 and 2016, our revenue was $37.1 million and $27.1 million, respectively.
In April 2017, we closed our initial public offering ("IPO"), in which we issued and sold 12,075,000 shares of common stock inclusive of the underwriters’ option shares that were exercised in full.  The price per share to the public was $11.00. We received aggregate proceeds of $123.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of $4.4 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 43,594,753 shares of common stock.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, are to the fiscal year ending January 31, 2018.

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription services. We sell subscriptions to our cloud-based platform through contracts that are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of locations at each customer, the package, or for older contracts, number of features, to which each customer subscribes, the price of the package or the feature set and renewal rates. Revenue is recognized ratably over the contract term beginning on the commencement date of each contract, at which time the customers are granted access to the platform, the appropriate package or feature set and associated support. We typically invoice our customers in monthly, semi-annual or annual installments at the beginning of each subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
Cost of Revenue
Cost of revenue include fees we pay for our PowerListings Network application integrations. Our arrangements with PowerListings Network providers follow one of three mechanisms: unpaid, fixed or variable fee based on locations served, or revenue. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our PowerListings Network providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our service and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, data center capacity costs, benefits, stock-based compensation and other allocated overhead costs.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses are our largest cost and consist primarily of salaries and related expenses, including commissions and stock-based compensation, as well as costs related to advertising, marketing, brand awareness activities and lead generation.
Research and development expenses. Research and development expenses consist primarily of salaries and related expenses, including stock-based compensation and costs to develop new products and features. Research and development costs are partially offset by capitalized software development costs, which we expect to grow as we continue to invest in research and development activities.
General and administrative expenses. General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for our finance and accounting, human resources, information technology and legal support departments, as well as professional and consulting fees in connection with these departments.
Other expense, net
Other expense, net includes interest expense and interest income. We had a preferred stock warrant liability which was re-measured at the end of each reporting period and the fair value related adjustment was included in other expense, net. In April 2017, a final fair value adjustment was recorded for the preferred stock warrant liability as upon the closing of our IPO, all 110,937 outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for shares of common stock.
Provision for income taxes
The provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2017	2016
Revenue	$37,080	$27,125
Cost of revenue(1)	9,688	8,835
Gross profit	27,392	18,290
Operating expenses:
Sales and marketing(1)	28,462	16,843
Research and development(1)	4,986	4,771
General and administrative(1)	9,338	5,983
Total operating expenses	42,786	27,597
Loss from operations	(15,394)	(9,307)
Other expense, net	(680)	(35)
Loss from operations before income taxes	(16,074)	(9,342)
Provision for income taxes	(32)	(1)
Net loss	$(16,106)	$(9,343)

(1)	Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2017	2016
Cost of revenue	$147	$147
Sales and marketing	2,259	699
Research and development	563	409
General and administrative	1,093	343
Total stock-based compensation	$4,062	$1,598
The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	26	33
Gross profit	74	67
Operating expenses:
Sales and marketing	77	62
Research and development	13	17
General and administrative	25	22
Total operating expenses	115	101
Loss from operations	(41)	(34)
Other expense, net	(2)	—
Loss from operations before income taxes	(43)	(34)
Provision for income taxes	—	—
Net loss	(43)%	(34)%

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016
Revenue and Cost of Revenue

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$37,080	$27,125	$9,955	37%
Cost of revenue	$9,688	$8,835	$853	10%
Gross margin	73.9%	67.4%
Total revenue was $37.1 million for the three months ended April 30, 2017, compared to $27.1 million for the three months ended April 30, 2016, an increase of $10.0 million or 37%. This increase was primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers.
Cost of revenue was $9.7 million for the three months ended April 30, 2017, compared to $8.8 million for the three months ended April 30, 2016, an increase of $0.9 million or 10%. This increase was primarily due to an increase in personnel‑related costs, which mainly consisted of salaries and wages, as well as an increase in depreciation expense.
Gross margin improved to 73.9% from 67.4%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$28,462	$16,843	$11,619	69%
Research and development	$4,986	$4,771	$215	5%
General and administrative	$9,338	$5,983	$3,355	56%
Sales and marketing expenses were $28.5 million for the three months ended April 30, 2017, compared to $16.8 million for the three months ended April 30, 2016, an increase of $11.6 million, or 69%. The increase in sales and marketing expenses was primarily due to an increase of $6.9 million in personnel‑related costs as headcount grew, and consisted mainly of salaries and wages, commissions and bonuses. Stock‑based compensation expense increased $1.6 million over the same period, due to a combination of the increasing fair value of our underlying common stock and additional stock‑based awards. These and other increases in the normal course of business reflect our continued investment in our overall growth.
Research and development expenses were $5.0 million for the three months ended April 30, 2017, compared to $4.8 million for the three months ended April 30, 2016, an increase of $0.2 million, or 5%. The increase in research and development expenses was primarily due to the increase in stock‑based compensation of $0.2 million over the same period, due to a combination of the increasing fair value of our underlying common stock and additional stock‑based awards.
General and administrative expenses were $9.3 million for the three months ended April 30, 2017, compared to $6.0 million for the three months ended April 30, 2016, an increase of $3.4 million, or 56%. The increase in general and administrative expenses included an increase of $1.3 million in personnel‑related costs as headcount grew, and consisted mainly of salaries and wages. Stock‑based compensation increased $0.8 million over the same period, due to a combination of the increasing fair value of our underlying common stock and additional stock‑based awards. These and other increases in the normal course of business reflect our continued investment in our overall growth.
Liquidity and Capital Resources
As of April 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $133.7 million. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors." We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Credit Facility
On March 16, 2016, we entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit ("Letter of Credit" and, together with the Revolving Line, the "Credit Agreement"). The Credit Agreement matures on March 16, 2018. We are obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
Subject to certain terms of the loan agreement, we may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal.
The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on our activities.
On November 18, 2016, we drew $5.0 million on our Revolving Line for strategic operating purposes. On April 28, 2017, we repaid the $5.0 million on our Revolving Line. As of April 30, 2017, we had no debt outstanding.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2017	2016
Cash flows (used in) provided by operating activities	$(8,346)	$7,451
Cash flows (used in) investing activities	$(1,078)	$(829)
Cash flows provided by financing activities	$118,698	$401
Operating Activities
Cash used in operating activities of $8.3 million for the three months ended April 30, 2017 was primarily due to the net loss of $16.1 million, as well as a decrease in accounts payable, accrued expenses and other current liabilities of $5.0 million, mainly due to the timing of payments associated with commissions and salaries. These decreases were offset by a change in accounts receivable of $8.5 million, mainly due to timing of billing and cash collections during the period, stock‑based compensation of $4.1 million and depreciation and amortization of $1.2 million.
Cash provided by operating activities of $7.5 million for the three months ended April 30, 2016 was primarily due to a change in accounts receivable of $10.5 million, mainly due to timing of billing and cash collections during the period, a change in restricted cash of $5.8 million primarily associated with amounts previously held as collateral against our office leases, a change in deferred revenue of $2.2 million, as well as stock‑based compensation of $1.6 million and depreciation and amortization of $1.0 million. These increases were partially offset by the net loss of $9.3 million, a decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million and a decrease in prepaid expenses and other current assets of $1.1 million.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2017 of $1.1 million related to capital expenditures.
Cash used in investing activities for the three months ended April 30, 2016 of $0.8 million related to capital expenditures, largely associated with leasehold improvements in our New York headquarters.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2017 was $118.7 million, primarily related to $123.5 million of proceeds from our IPO, net of underwriting discounts and commissions, as well as $2.1 million of proceeds from exercises of stock options. These amounts were partially offset by the $5.0 million repayment of our Revolving Line and $2.0 million of costs paid in connection with our IPO.
Cash provided by financing activities for the three months ended April 30, 2016 of $0.4 million, primarily related to proceeds from exercises of stock options.
Contractual Obligations
We are obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2021 and 2028, including a long-term operating lease for our primary facility in New York, which expires in December 2020. We are a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2018 and 2035.

The following table summarizes our non-cancelable contractual obligations as of April 30, 2017 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2018	$5,232	$11,701
2019	7,368	4,521
2020	7,528	1,104
2021	7,241	4
2022 and thereafter	3,061	19
Total	$30,430	$17,349
(1)    Includes the minimum contractual commitment levels of any variable payments to PowerListings Network application providers. We have minimum contractual commitments with certain of our PowerListings Network application providers. Also includes other contractual obligations in the normal course of business.
Off-Balance Sheet Arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net.
Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on April 30, 2017 to have a material effect on our financial position or results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, if our costs were to become subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Interest Rate Risk
We had cash and cash equivalents of $133.7 million as of April 30, 2017. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which include investments in money market funds. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot assure you that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Prospectus.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently a party to any legal proceedings that are material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 1A.    Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and the Prospectus, including our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
An investment in our common stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q and the Prospectus, before you decide to purchase shares of our common stock. The occurrence of any of the following risks could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $17.3 million, $26.5 million and $43.2 million in fiscal years 2015, 2016 and 2017, respectively. As of January 31, 2017, we had an accumulated deficit of $166.9 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
We have a limited operating history as a digital knowledge software company, which makes it difficult to predict our future operating results.
We were incorporated in 2006 and originally operated as an advertising services company. Our business has evolved several times since then. For example, we sold our advertising business to IAC/InterActiveCorp in 2012 to focus our operations on becoming a leading digital knowledge software company. Many of the most popular features of our platform have only been launched in the past few years. Our Listings feature was launched in 2011, our Pages feature was launched in 2014, and our Reviews feature was launched in 2016.
As a result of our limited operating history and recent changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have recently experienced rapid growth and significant changes to our organization and structure and may not be able to effectively manage such growth.
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 630 as of January 31, 2017 and have hired several members of our senior management team in recent years.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our personnel growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives.

In addition, to manage the expected growth of our headcount and operations, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term.
Finally, in order to successfully manage our rapid growth, our organizational structure has become more complex. We have added personnel and may need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure may require us to commit additional financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. If we fail to successfully manage our growth, we likely will be unable to successfully execute our business strategy, which could have a negative impact on our business, operating results and financial condition.
Failure to adequately expand our sales force will impede our growth.
Our revenue growth is substantially reliant on our sales force. Our sales process is relationship-driven, which requires a significant sales force. While we plan to continue to expand our direct sales force, both domestically and internationally, we have historically had difficulty recruiting a sufficient number of sales personnel. If we are unable to adequately scale our sales force, we will not be able to reach our market potential and execute our business plan.
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.
We are in the process of expanding our international operations, which exposes us to significant risks.
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. Our revenue from non-U.S. operations has grown from an immaterial amount of our total revenue in fiscal year 2015 to more than 6% of our total revenue in fiscal year 2017. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
Some of the specific risks we will face in conducting business internationally that could adversely affect our business include:

•	the difficulty of recruiting and managing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;

•	our ability to effectively price our multi-tiered subscriptions in competitive international markets;

•	our ability to identify and manage sales partners;

•	new and different sources of competition in each country or region;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our products for specific countries, including differences in the location attributes and formats used in each country;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	expanded demands on, and distraction of, senior management;

•	difficulties with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the United States;

•	varying levels of internet technology adoption and infrastructure;

•	tariffs and other non-tariff barriers, such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•
fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;

•	restrictions on the transfer of funds;

•	deterioration of political relations between the United States and other countries; and

•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
Also, our network service provider fees outside of the United States are generally higher than domestic rates, and our gross margin may be affected and fluctuate as we expand our operations and customer base worldwide.
Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our overall business, operating results and financial condition.
Some of our resellers and PowerListings Network application providers also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if these resellers and application providers are not able to successfully manage these risks.
Our growth depends in part on the success of our strategic relationships with existing and prospective PowerListings Network application providers.
We have established strategic relationships with over 100 third-party application providers, including Apple Maps, Bing, Facebook, Google, Google Maps, Instagram, Yelp and many others, which comprise our PowerListings Network. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the PowerListings Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. If we were to lose access to these applications, either in whole or in part, our PowerListings Network would not be as efficient, accurate or competitive.
In order to grow our business, we anticipate that we will need to continue to maintain and potentially expand these relationships. We may be unsuccessful in renegotiating our agreements with these third-party application providers or third-party application providers may insist on fees to access their applications. Additionally, our contracts with these third-party application providers are generally cancelable upon 30 days' notice. We believe we will also need to establish new relationships with third-party application providers, including third-party application providers in new geographic markets that we enter, and third-party application providers that may emerge in the future as leading sources of digital knowledge for end consumers. Identifying potential third-party application providers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective than us in providing incentives to application providers to favor their products or services or to prevent or reduce subscriptions to our products. In addition, the acquisition of a competitor by one of our third-party application providers could result in the termination of our relationship with that third-party application provider, which, in turn, could lead to decreased customer subscriptions. If we are unsuccessful in establishing or maintaining our relationships with third-party application providers, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
We do not have a long history with our subscription or pricing models and changes could adversely affect our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our platform. As the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price or continue to migrate customers to our multi-tiered subscription model. Moreover, large customers, which have historically been the focus of our direct sales efforts, may demand greater price discounts.
As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if the mix of features we sell changes, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross margin, profitability, financial condition and cash flow.
Our success depends on a fragmented internet environment for finding digital knowledge, particularly information about physical business locations.
We believe that our Knowledge Engine offers value to our customers in part because of the difficulty for a customer to update digital knowledge, particularly about its physical business locations and other attributes across many websites and apps, many of which are owned or controlled by different entities and receive information from a variety of sources. Industry consolidation or technological advancements could result in a small number of websites or applications emerging as the predominant sources of digital knowledge, including information about physical business locations, thereby creating a less fragmented internet environment for purposes of end consumer searches about physical business locations or digital knowledge generally. Additionally, we may enter new geographies with less fragmented internet environments. If most end consumers relied on a few websites or applications for this information, or if reliably accurate information across the most used websites and applications were generated from a single source, the need for digital business listing synchronization and our platform could decline significantly. In particular, if larger providers of internet services were able to consolidate or control key websites and apps from which end consumers seek digital knowledge, including regarding physical locations, our platform may become less necessary or attractive to our customers, and our revenue would suffer accordingly.
Our platform faces competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.
The market for our features is competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Many vendors develop and market products and services that compete to varying extents with our features, and we expect competition in our market to intensify. Moreover, industry consolidation may increase competition. Additionally, new entrants, specifically application providers, that enter our industry through acquisitions or otherwise, would increase competition in our industry significantly.
We currently face many competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. Also, a number of potential new competitors may have longer operating histories, greater name recognition, more established customer bases or significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
Business and professional service providers may not widely adopt our platform to manage the important aspects of their digital knowledge, which would limit our ability to grow our business.
Our ability to grow our business and increase revenue depends on our success in educating businesses and professional service providers about the potential benefits of our cloud-based platform. Cloud applications for organizing and managing digital knowledge, particularly for location and location-related data, have not previously been widely adopted. Concerns about cost, security, reliability and other issues may cause businesses and professional service providers not to adopt our platform. Moreover, businesses and professional service providers who have already invested substantial resources in other digital knowledge and location data management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If businesses and professional service providers do not widely adopt software such as ours, our ability to grow our business will be limited.
Because we recognize revenue from subscriptions for our platform over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their agreements, which are typically one year in length but may be up to three years or longer in length. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
If customers do not renew their subscriptions for our platform or reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer.
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. However, because our recent growth has resulted in the rapid expansion of our business and we have changed our subscription model in recent years, we do not have a long history upon which to base forecasts of renewal rates with customers or future operating revenue. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.

If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
If we fail to integrate our platform with a variety of third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results would be harmed.
Our platform must integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, mobile, browser and database technologies. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete and our operating results may be negatively affected. In addition, an increasing number of customers are utilizing mobile devices to access the internet and conduct business. If we cannot continue to effectively make our platform available on these mobile devices and offer the information, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.
If we are unable to successfully develop and market new features, make enhancements to our existing features, or expand our offerings into new market segments, our business, results of operations and competitive position may suffer.
The software industry is subject to rapid technological change, evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, increase adoption and usage of our platform and introduce new features. We expend significant resources on research and development to enhance our platform and to incorporate additional features, improve functionality or add other enhancements in order to meet our customers' rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management's attention from current offerings.
Increased emphasis on the sale of new features could distract us from sales of our core platform, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful.
Even if we are successful in these endeavors, diversifying our platform offerings will bring us more directly into competition with other providers that may be better established or have greater resources than we have. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in introducing new, enhanced or modified features;

•	failure to accurately predict market demand or end consumer preferences;

•	defects, errors or failures in any of our features or our platform;

•	introduction of competing product performance or effectiveness;

•	poor business conditions for our customers or poor general macroeconomic conditions;

•	changes in the legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our platform;

•	failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features; and

•	disruptions or delays in the availability and delivery of our platform.
There is no assurance that we will successfully identify new opportunities or develop and bring new features to market on a timely basis, or that products and technologies developed by others will not render our platform obsolete or noncompetitive, any of which could materially and adversely affect our business and operating results and compromise our ability to generate revenue. If our new features or enhancements do not achieve adequate acceptance in the market, or if our new features do not result in increased sales or subscriptions, our brand and competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing, advertising and other expenses we may incur in connection with the new feature or enhancement.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform may become less competitive.
Our future success depends on our ability to adapt and innovate our platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new features that address our customers' needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
If customers do not expand their use of our platform beyond their current subscriptions, our ability to grow our business and operating results may be adversely affected.
Most of our customers currently subscribe to packages that do not include all of our features. Our ability to grow our business depends in part on our ability to encourage current and future customers to subscribe to our higher priced packages with more extensive features. If we fail to achieve market acceptance of new features, or if a competitor establishes a more widely adopted platform, our revenue and operating results will be harmed.
Because our platform is sold to enterprises that often have complex operating environments, we may encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.
Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers' budgetary constraints and priorities;

•	the timing of customers' budget cycles;

•	the need by some customers for lengthy evaluations prior to purchasing products; and

•	the length and timing of customers' approval processes.
Our typical direct sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase. Longer sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately scale our direct sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
A portion of our revenue is dependent on a few customers.
In fiscal years 2016 and 2017, our top five customers, which included third-party resellers, accounted for approximately 22% and 18%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
In addition, some of our customers have used, and may in the future use, the size and relative importance of their purchases to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business.

A significant portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. We currently work with more than 3,500 resellers. In fiscal years 2015 and 2016, one reseller, Dex Media, accounted for 12% and 10% of our revenue, respectively. No single customer accounted for more than 10% of our revenue for fiscal year 2017. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. Also, we may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from fiscal year 2015 to fiscal year 2016 and 38% from fiscal year 2016 to fiscal year 2017. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
A security breach, network attack or information security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.
We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. Any such attack, or any information security incident from any other source affecting us or our services providers, including through employee error or misconduct, could lead to interruptions, delays, website or application shutdowns, loss of data or unauthorized access to, or use or acquisition of, personal information, confidential information or other data that we or our services providers process or maintain.
For example, in December 2015, we suffered a denial-of-service attack, which resulted in the inability for some of our customers to access our platform for several hours. If we experience additional compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the loss of, or unauthorized access to, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches or other unauthorized access to, or use or acquisition of, personal information or other types of confidential information that we or our services providers maintain, could result in claims against us for identity theft or other similar fraud claims, governmental enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
In addition, customers' and application providers' accounts and listing pages hosted on our platform could be accessed by unauthorized persons for the purpose of placing illegal, abusive or otherwise unauthorized content on their respective websites and applications. If an unauthorized person obtained access to a customer's account, such person could update the customer's business information with abusive content. This type of unauthorized activity could negatively affect our ability to attract new customers and application providers, deter current customers and application providers from using our platform, subject us to third-party lawsuits, regulatory fines, indemnification requests or additional liability under customer contracts, or other action or liability, any of which could materially harm our business, operating results and financial condition.

In connection with the preparation of our consolidated financial statements in recent years, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. If we are not able to remediate the material weaknesses and otherwise to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.
As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report, which will cover our fiscal year ending January 31, 2019, provide a management report on internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In connection with the audits of fiscal years 2016 and 2017 financial statements, we and our independent registered public accounting firm identified two material weaknesses in our controls. The first material weakness pertained to controls over the revenue recognition process resulting from a lack of logical access controls over our revenue system and the lack of review controls with regard to manual revenue adjustments. Specifically, we did not have adequate:

•	policies and controls to restrict access to customer accounts and accounting records;

•	policies to amend customer agreements; and

•	controls around determining service start dates.
We also identified a significant reliance on manual processes in our customer order entry procedures. We are working to remediate the material weakness and have taken steps to improve our internal control environment, including implementing procedures and controls designed to improve our revenue recognition process. Specifically, we are:

•	implementing IT controls to prevent unauthorized access or changes to our business applications;

•	implementing additional preventative controls around the contracting and provisioning processes;

•	implementing additional detective controls around the revenue recognition process, including analytical reviews to assess completeness and accuracy of revenue; and

•	documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404.
Also in connection with our audits of the fiscal year 2016 and 2017 consolidated financial statements, we and our independent registered public accounting firm identified a second material weakness, primarily related to the lack of review and oversight over the financial close. We determined that we had insufficient financial statement close processes and procedures, including the classification and presentation of expenses. We are taking steps to remediate this weakness, including having hired senior accounting personnel in our internal audit group and controller's group with a focus on SEC reporting and technical accounting.
We cannot at this time estimate how long it will take to remediate these material weaknesses, and we may not ever be able to remediate the material weaknesses. If we are unable to successfully remediate the material weaknesses and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Additionally, the process of designing and implementing internal control over financial reporting required to comply with Section 404 will be time consuming, costly and complicated. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an "emerging growth company" for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We may acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
Although we have previously acquired businesses, we have limited acquisition experience. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated liabilities associated with the acquisition;

•	difficulty incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	incurrence of acquisition-related costs;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business into our customers;

•	diversion of management's attention from other business concerns;

•	adverse effects to our existing business relationships as a result of the acquisition;

•	potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.
Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.
Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our features.
Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. If asserted, we cannot assure you that an infringement claim will be successfully defended. Certain third parties have substantially greater resources than we have and may be able to sustain the costs of intellectual property litigation for longer periods of time than we can. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.
Our success depends, in part, on our ability to protect our proprietary methods and technologies. There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file trademark applications and patent applications, will be adequate to protect our business. We intend to continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that the scope of the claims in our issued patents will be sufficient or have the coverage originally sought, that our issued patents will provide us with any competitive advantages, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation may fail, and even if successful, could be costly, time-consuming and distracting to management and could result in a diversion of significant resources. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant's own intellectual property. An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. During the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents.
We also rely, in part, on confidentiality agreements with our employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.
We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.
Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Our platform utilizes software governed by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a specified manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of software, each of which could reduce or eliminate the value of our platform. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.
We are subject to general litigation that may materially adversely affect us.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
We receive, store and process personal information and other data from and about customers, including resellers, partners and, in limited instances, end users of our services, in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personally identifiable information, related to end consumers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, legislators recently adopted the General Data Protection Regulation, or GDPR, which, when effective in 2018, will replace the 1995 European Union Data Protection Directive and supersede applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. We have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States.
We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented policies and procedures to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to collect and store credit card information, which could disrupt our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and information security in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new features. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.
The reliability of our network and support infrastructure will be critical to our success. Sustained failures or outages could lead to significant costs and service disruptions, which could negatively affect our business, financial results and reputation.
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party vendors, including data center, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. Our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform may be unavailable, in whole or in part, during any transition procedure.
We have experienced, and will in the future experience, interruptions, outages and other performance problems. Such disruptions may be due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of customers and partners accessing our platform simultaneously and inadequate design. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could materially affect our business, operating results and financial condition.
Natural disasters and other events beyond our control could adversely affect us.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to continue operations, and could decrease demand for our platform. Our data centers are located in New Jersey and Texas, making our business particularly susceptible to natural disasters in those areas. Any natural disaster affecting our data centers could have an adverse effect on our financial condition and operating results.
Real or perceived errors, failures or bugs in our software, or in the software or systems of our third-party applications providers and partners, could materially and adversely affect our operating results and growth prospects.
Our features are highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the software has been deployed. Any errors, bugs, or vulnerabilities discovered in our software after it has been deployed could result in damage to our reputation, loss of customers, partners or application providers, loss of revenue or liability for damages.
In addition, the proper functioning of our platform is dependent on the ability of our PowerListings Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party applications providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our PowerListings Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. If our PowerListings Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.

We depend on our senior management team and the loss of our chief executive officer, president or one or more key employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. In particular, two of our co-founders, Howard Lerman and Brian Distelburger, who serve as our Chief Executive Officer and President, respectively, are critical to our vision, strategic direction, feature innovation, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. We face intense competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them.
In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. Also, as employee options vest and lock-ups expire, we may have difficulty retaining key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.
If we fail to offer high-quality customer support, our business and reputation may suffer.
High-quality education, training and customer support is important for the successful retention of existing customers. Providing this education, training and support requires that our support personnel have specific knowledge and expertise of our platform, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not provide effective and timely ongoing support, our ability to sell additional features to, or to retain, existing customers may suffer, and our reputation with existing or potential customers may be harmed.
If we fail to continue to develop our brand, our business may suffer.
We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our platform and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. In addition, we sell our features to companies in a number of industries, including healthcare, financial and retail. If we are not successful in building our brand, we may become identified with a single industry, which could make it more difficult for us to penetrate other industries.
Promotion and enhancement of our brand will depend largely on our success in being able to provide high quality, reliable and cost-effective features. If customers do not perceive our platform as meeting their needs, or if we fail to market our platform effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our platform.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower prices for our platform, fewer subscriptions and lower or no growth.
Unanticipated changes in our effective tax rate may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States, and we are in the process of expanding our international operations. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in accounting principles, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock-based expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them and the applicability of withholding taxes. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
We may have additional tax liabilities, which could harm our business, results of operations or financial condition.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase our costs and adversely affect our business.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs.
Certain jurisdictions in which we do not collect sales and use, value added or similar taxes may assert that such taxes are applicable, which has resulted or could result in tax assessments, penalties and interest, to us or our customers for past amounts, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results and financial condition.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2017, we had gross U.S. federal and tax-effected state net operating loss carryforwards, or NOLs, of $119.6 million and $5.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an "emerging growth company" the

JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act, including with respect to ASU 2014-09. As a result, we will not be required to apply ASU 2014-09 until February 1, 2019.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves our forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.
Our management team has limited experience managing a public company.
Our chief executive officer has limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. While our chief financial officer and certain other executives have such experience, our management team, as a whole, may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management, particularly from our chief executive officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.
We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and import controls and trade and economic sanctions laws, including U.S. customs regulations, the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers' ability to implement our services in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform or changes in applicable export or import regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products or in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business. Although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our platform to persons prohibited by U.S. sanctions. Violations of export and import regulations and economic sanctions could result in negative consequences to us, including government investigations, penalties and reputational harm.
Changes in laws and regulations related to the internet or changes in internet infrastructure itself may diminish the demand for our platform and could adversely affect our business and results of operations.
The future success of our business depends upon the continued use of the internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet, generally. These laws or charges could limit the use of the internet or decrease the demand for internet-based solutions. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by "viruses", "worms" and similar malicious programs. If the use of the internet is reduced as a result of these or other issues, then demand for our platform could decline, which could adversely affect our business, operating results and financial condition.
We are exposed to fluctuations in currency exchange rates.
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.
Our credit facility contains restrictive covenants that may limit our operating flexibility.
Our credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, other than our intellectual property, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new features and enhance our existing features, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, features and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop feature enhancements and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.

If the assumptions we use to estimate the size of our total addressable market are inaccurate, our future growth may be affected.
We calculate the size of our estimated total addressable market based on the number of potential business locations and points of interest in the world that we believe could benefit from our platform. We use data published by Google Maps as well as internally generated data and assumptions regarding our ability to generate revenue from those locations. We have not independently verified the estimate of locations published by Google Maps and cannot assure you of its accuracy or completeness. In addition, our estimated market size is based on estimated annual revenue per location of $100, which would be lower than the average revenue per location of $134, calculated using our total revenue of $124.3 million in fiscal year 2017 divided by our worldwide locations managed of 925,000 as of January 31, 2017. For the purposes of this calculation, we estimated a more conservative average revenue per location than our historical average to account for the anticipated effects of entering new markets that may not generate the same revenue per location as our existing markets. For example, when we first enter a new geographic market, we may initially provide discounts to customers to gain market traction. The amount and effect of these discounts may vary greatly by geography and size of market.
Our estimate of our total addressable market does not include other opportunities, including but not limited to:

•	professional service providers located in multiple locations, such as individual doctors that provide services at multiple locations;

•	locations that have multiple service providers, such as several insurance agents that are located in the same office;

•	product information;

•	events that vary by location and schedule; and

•	review sources.
While we believe the information on which we base our estimated market size is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this "Risk Factors" section. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be affected. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, all of which would harm our business, operating results and financial condition.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and deferred revenue balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:

•	our ability to attract new customers;

•	our ability to execute on our business strategy;

•	the addition or loss of large customers, including resellers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	network outages and security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•
the timing and success of new feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or application providers;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	unforeseen litigation.

If securities or industry analysts do not initiate, publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management's estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts' expectations could have a material adverse effect on the trading price or trading volume of our common stock.
The market price of our common stock may be volatile and may decline. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.
Technology stocks have historically experienced high levels of volatility. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our platform;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	reaction to our press releases and filings with the SEC;

•	changes in accounting principles;

•	announcements related to litigation;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of any contractual lock-up periods; and

•	general economic and market conditions.
Furthermore, in recent years, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. If the market price of our common stock declines, you may not realize any return on your investment in us and may lose some or all of your investment.
In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could also harm our business.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock.
We do not intend to pay dividends for the foreseeable future.
We may not declare or pay cash dividends on our capital stock in the near future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 89,995,441 shares of our common stock outstanding as of April 30, 2017. All shares held by our directors and officers and substantially all of our stockholders and holders of options and warrants, other than shares of common stock issued in our initial public offering, are currently restricted from resale as a result of a contractual "lock-up" restriction. These shares will become available to be sold 181 days after the date of our initial public offering, with earlier sales permitted at the discretion of the representatives of the underwriters. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.
Substantial blocks of our total outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our common stock, or the market perception that such sales may occur, the price of our common stock could decline.
In addition, we intend to file one or more registration statements to register the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans. Shares registered on these registration statements would be eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
Additionally, certain existing holders of our common stock and outstanding warrants, or their transferees, will have rights, subject to specified conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Upon the closing of our IPO, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially owned approximately 82% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Our status as a Delaware corporation may discourage, delay or prevent a change in control, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;

•	a prohibition on cumulative voting in the election of our directors;

•	the requirement that our directors may only be removed for cause;

•
the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by a majority vote of our entire Board of Directors, the chairman of our Board of Directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. The provisions of Section 203 may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for three years after achieving that ownership threshold. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we incur as a result of becoming a public company or the timing of such costs.
We are an emerging growth company, and we cannot be certain if the reduced disclosure and governance requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company and may take advantage of these reporting exemptions until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the preceding July 31, which is the end of our second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of our initial public offering.
We are an emerging growth company, and we have elected to use the extended transition period for complying with new or revised accounting standards otherwise applicable to public companies, which may make our common stock less attractive to investors.
As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From February 1, 2017 to April 12, 2017, we issued and sold to our employees an aggregate of 2,695,118 unregistered shares of common stock upon the exercise of options for an aggregate exercise price of $2.1 million, and 60,000 restricted stock units were vested. During the period, we also awarded options for the purchase of 799,250 shares of common stock at exercise prices ranging from $8.59 to $9.00 per share. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended ("Securities Act"), since the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.
Use of Proceeds from Public Offering of Common Stock
On April 12, 2017, our Registration Statement on Form S-1, as amended (Reg. No. 333-216642) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 12,075,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $11.00 per share. The offering closed on April 19, 2017, and, as a result, we received net proceeds of approximately $119.1 million after underwriters’ discounts and commissions of approximately $9.3 million and additional offering-related costs of approximately $4.4 million. The managing underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, and RBC Capital Markets, LLC. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the final Prospectus relating to that offering dated April 12, 2017. In April 2017, subsequent to the offering, we repaid the $5.0 million outstanding on our Revolving Line.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
None.

Item 5.    Other Information.
None.

Item 6.    Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2017	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Fifth Amended and Restated Voting Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.3	3/13/2017
4.4	Sixth Amended and Restated Right of First Refusal and Co-Sale Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.4	3/13/2017
4.5	Warrant to Purchase Stock dated April 15, 2011 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.5	3/13/2017
4.6	Warrant to Purchase Stock dated January 16, 2009 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.6	3/13/2017
4.7	Warrant to Purchase Common Stock dated September 2012 issued by the Registrant to Crunch Fund I GP, L.L.C.	S-1	333-216642	4.7	3/13/2017
4.8	Warrant to Purchase Common Stock dated November 2012 issued by the Registrant to One Degree Partners.	S-1	333-216642	4.8	3/13/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101+
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of April 30, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of April 30, 2017 and January 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits.

*
These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Yext, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

+    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.