Form 10-Q
period 2017-07-31
Yext, Inc.
filed 2017-09-08
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
(212) 994-3900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of August 29, 2017, the registrant had 90,236,332 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•	our future revenue, cost of revenue, and operating expenses;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•
our beliefs and objectives for future operations, including plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our products;

•	maintaining and expanding our end-customer base and our relationships with our PowerListings Network; and

•	sufficiency of cash to meet cash needs for at least the next 12 months.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether written or oral, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	July 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$32,879	$24,420
Marketable securities	94,386	—
Accounts receivable, net of allowances of $43 and $189, respectively	14,495	27,646
Prepaid expenses and other current assets	6,182	3,511
Deferred commissions	6,287	6,252
Total current assets	154,229	61,829
Restricted cash	—	500
Property and equipment, net	11,633	11,613
Goodwill	4,728	4,444
Intangible assets, net	2,913	3,128
Other long term assets	3,086	4,951
Total assets	$176,589	$86,465
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$20,571	$25,633
Deferred revenue	57,574	57,112
Deferred rent	1,257	936
Total current liabilities	79,402	83,681
Deferred rent, non-current	3,732	4,348
Long term debt	—	5,000
Other long term liabilities	571	576
Total liabilities	83,705	93,605
Commitments and contingencies (Note 12)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value per share; zero and 43,705,690 shares authorized at July 31, 2017 and January 31, 2017, respectively; zero and 43,594,753 shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	—	120,615
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 50,000,000 and zero shares authorized at July 31, 2017 and January 31, 2017, respectively; zero shares issued and outstanding at July 31, 2017 and January 31, 2017	—	—
Common stock, $0.001 par value per share; 500,000,000 and 200,000,000 shares authorized at July 31, 2017 and January 31, 2017, respectively; 96,658,043 and 37,900,051 shares issued at July 31, 2017 and January 31, 2017, respectively; 90,152,709 and 31,394,717 shares outstanding at July 31, 2017 and January 31, 2017, respectively	97	38
Additional paid-in capital	305,593	52,805
Accumulated other comprehensive loss	(1,511)	(1,808)
Accumulated deficit	(199,390)	(166,885)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity (deficit)	92,884	(127,755)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$176,589	$86,465
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue	$40,769	$29,556	77,849	$56,681
Cost of revenue	10,541	9,067	20,229	17,902
Gross profit	30,228	20,489	57,620	38,779
Operating expenses:
Sales and marketing	30,673	18,132	59,135	34,975
Research and development	6,493	4,673	11,479	9,444
General and administrative	9,569	6,691	18,907	12,674
Total operating expenses	46,735	29,496	89,521	57,093
Loss from operations	(16,507)	(9,007)	(31,901)	(18,314)
Investment income	322	14	322	26
Interest expense	(82)	(30)	(170)	(35)
Other income (expense), net	57	11	(535)	(31)
Loss from operations before income taxes	(16,210)	(9,012)	(32,284)	(18,354)
Provision for income taxes	(189)	—	(221)	(1)
Net loss	$(16,399)	$(9,012)	(32,505)	$(18,355)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.29)	$(0.49)	$(0.59)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	90,064,644	31,022,319	65,676,665	31,000,444

Other comprehensive income (loss):
Foreign currency translation adjustment	$165	$(474)	$357	$(209)
Unrealized loss on marketable securities	(60)	—	(60)	—
Total comprehensive loss	$(16,294)	$(9,486)	$(32,208)	$(18,564)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	(Deficit)
Balance, January 31, 2016	43,594	$120,615	30,777	$37	$41,634	$(1,267)	$(123,735)	$(11,905)	$(95,236)
Exercise of stock options	—	—	618	1	1,320	—	—	—	1,321
Stock-based compensation	—	—	—	—	9,851	—	—	—	9,851
Other comprehensive loss	—	—	—	—	—	(541)	—	—	(541)
Net loss	—	—	—	—	—	—	(43,150)	—	(43,150)
Balance, January 31, 2017	43,594	120,615	31,395	38	52,805	(1,808)	(166,885)	(11,905)	(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of convertible preferred stock to common stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	2,797	3	2,378	—	—	—	2,381
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	100	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,243	—	—	—	9,243
Other comprehensive income	—	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	—	(32,505)	—	(32,505)
Balance, July 31, 2017	—	$—	90,153	$97	$305,593	$(1,511)	$(199,390)	$(11,905)	$92,884
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,505)	$(18,355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,429	1,949
Provision for bad debts	169	190
Stock-based compensation	9,065	3,799
Change in fair value of convertible preferred stock warrant liability	491	42
Deferred income taxes	6	(13)
Amortization of deferred financing costs	69	36
Changes in operating assets and liabilities:
Restricted cash	500	5,789
Accounts receivable	13,168	12,469
Prepaid expenses and other current assets	(2,571)	(1,926)
Deferred commissions	(487)	(548)
Other long term assets	(119)	(454)
Accounts payable, accrued expenses and other current liabilities	(3,506)	(1,604)
Deferred revenue	125	1,170
Deferred rent	(303)	(363)
Other long term liabilities	20	12
Net cash (used in) provided by operating activities	(13,449)	2,193
Cash flows from investing activities:
Purchases of marketable securities	(94,446)	—
Capital expenditures	(1,886)	(1,637)
Purchases of intangible assets	—	(298)
Net cash used in investing activities	(96,332)	(1,935)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	123,527	—
Payments of deferred offering costs	(4,263)	—
Proceeds from exercise of stock options	2,381	691
Proceeds from exercise of warrants	79	—
Repayments on Revolving Line	(5,000)	—
Payments of deferred financing costs	(99)	(180)
Proceeds from employee stock purchase plan	1,337	—
Net cash provided by financing activities	117,962	511
Effect of exchange rate changes on cash and cash equivalents	278	(89)
Net increase in cash and cash equivalents	8,459	680
Cash and cash equivalents at beginning of period	24,420	30,028
Cash and cash equivalents at end of period	$32,879	$30,708
Supplemental disclosures of non-cash investing and financing information:
Non-cash capital expenditures, including capitalized stock-based compensation, and items in accounts payable, accrued expenses and other current liabilities	$296	$128
Conversion of convertible preferred stock to common stock	$120,615	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,435	$—
Cash paid on interest	$71	$—
Cash paid on income taxes	$31	$6
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business
 Yext, Inc. (the "Company") provides a knowledge engine platform that lets businesses manage their digital knowledge in the cloud and sync it to over 100 services including Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri and Yelp. The Company has built direct data integrations between its software and the members of its PowerListings Network that end consumers around the globe use to discover new businesses, read reviews, and find accurate answers to their queries. The Company's cloud-based software platform, the Yext Knowledge Engine, powers all of the Company's key features, including Listings, Pages and Reviews along with its other features and capabilities.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 12, 2017 (the "Prospectus"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.
The condensed consolidated balance sheet as of January 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.
There have been no material changes to the Company's significant accounting policies as described in the Prospectus. The Company introduced a new accounting policy related to investments in marketable securities, as presented below.
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
Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At July 31, 2017 and January 31, 2017, no single customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2017 and 2016.
Geographic Locations
Revenue by geographic region consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2017	2016	2017	2016
North America	$37,771	$28,316	$72,691	$54,579
Europe	2,998	1,240	5,158	2,102
Total	$40,769	$29,556	$77,849	$56,681
North America revenue is predominantly attributable to the United States but also includes revenue from Canada.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Investments in marketable securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss). Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the length of time and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods, beginning after December 15, 2019. Early adoption of this standard is permitted for all entities. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating which adoption method will be used, and the potential impact of adopting this new accounting guidance.
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
3. Investments in Marketable Securities
The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
As of July 31, 2017, investments in marketable securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
Commercial paper	$15,386	$—	$(10)	$15,376
Corporate bonds	79,060	5	(55)	79,010
Total marketable securities	$94,446	$5	$(65)	$94,386
The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of July 31, 2017. No marketable securities held as of July 31, 2017 have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2017, the Company had no investments in marketable securities.
The Company's marketable securities have a contractual maturity of two years or less. The fair values of marketable securities, by remaining contractual maturity, as of July 31, 2017, were as follows (in thousands):

Due within 1 year	$48,496
Due in 1 year through 2 years	45,890
Total marketable securities	$94,386

Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are included as components of investment income. Investment income is presented below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Interest income	$322	$14	322	$26
Total investment income	$322	$14	$322	$26
The Company had no realized gains or realized losses in any of the periods presented. The Company has no reclassification adjustments out of accumulated other comprehensive loss into net loss in any of the periods presented.
4. Fair Value of Financial Instruments
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
All of the Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$12,908	$—	$—	$12,908
Corporate bonds (1)	—	5,001	—	5,001
Marketable securities:
Commercial paper	—	15,376	—	15,376
Corporate bonds	—	79,010	—	79,010
Total assets	$12,908	$99,387	$—	$112,295

	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market funds (1)	$9,785	$—	$—	$9,785
Liabilities
Preferred stock warrant liability (2)	$—	$—	$944	$944
(1)    Included in cash and cash equivalents.
(2)    Included in accounts payable, accrued expenses and other current liabilities.
On April 19, 2017, upon the closing of the Company’s IPO, all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock. A final fair value adjustment of $0.5 million was recorded to other income (expense), net and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit). Subsequently, in April 2017, the warrants exercisable for 110,937 shares of common stock were exercised.
5. Goodwill and Other Intangible Assets
Goodwill
As of July 31, 2017 and January 31, 2017, the Company had goodwill of $4.7 million and $4.4 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
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
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2017 and 2016 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
As of July 31, 2017 and January 31, 2017, the Company had intangible assets, net of $2.9 million and $3.1 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2017 and 2016 that would indicate that its intangible assets with finite lives may not be recoverable. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million and $0.3 million for the three and six months ended July 31, 2017, respectively, and $0.2 million and $0.4 million for the three and six months ended July 31, 2016, respectively.

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Furniture and fixtures	$636	$625
Office equipment	4,266	3,383
Leasehold improvements	12,734	12,695
Computer software	2,934	1,740
Construction in progress	236	284
Total property and equipment	20,806	18,727
Less: accumulated depreciation and amortization	(9,173)	(7,114)
Total property and equipment, net	$11,633	$11,613
Depreciation expense was $1.1 million and $2.1 million for the three and six months ended July 31, 2017, respectively, and $0.8 million and $1.5 million for the three and six months ended July 31, 2016, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Accounts payable	$4,653	$5,303
Accrued employee compensation	7,039	10,607
Accrued offering costs	—	2,349
Accrued PowerListing Network application provider fees	1,643	1,602
Accrued professional fees	1,161	809
Accrued sales tax	933	1,213
Accrued preferred stock warrant liability	—	944
Accrued employee stock purchase plan withholdings liability	1,337	—
Other	3,805	2,806
Total	$20,571	$25,633
8. Stock-Based Compensation
2008 Equity Incentive Plan
        The Company's 2008 Equity Incentive Plan (the "2008 Plan"), as amended on March 10, 2016, allowed for the issuance of up to 25,912,531 shares of common stock. Awards granted under the 2008 Plan may be incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), restricted stock and restricted stock units. The 2008 Plan is administered by the Company's Board of Directors, which determines the terms of the options granted, the exercise price, the number of shares subject to option and the option vesting period. No ISO or NQSO is exercisable after 10 years from the date of grant, and option awards will typically vest over a four-year period.
        The 2008 Plan was terminated in connection with the adoption of the Company's 2016 Equity Incentive Plan (the "2016 Plan") in December 2016, and the Company will not grant any additional awards under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan, which allows for the issuance of up to 10,000,000 shares of common stock. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2017, the number of shares available for future award under the 2016 Plan is 4,213,616.

Stock Options
       The following table summarizes stock option activity during the six months ended July 31, 2017:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2017	27,420,108	$4.24	6.87	$122,803
Options granted	1,247,750	$9.96
Options exercised	(2,797,091)	$0.85
Options forfeited	(384,451)	$7.01
Balance, July 31, 2017	25,486,316	$4.85	6.95	$208,748
Vested and expected to vest at July 31, 2017	24,562,686	$4.77	6.87	$203,159
Exercisable at July 31, 2017	14,638,659	$3.56	5.49	$139,306
 The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2017. Prior to the IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors. After the IPO, the fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.7 million and $23.2 million for the three and six months ended July 31, 2017, respectively, and $0.3 million and $1.1 million for the three and six months ended July 31, 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The weighted-average grant date fair value of options granted during the three and six months ended July 31, 2017 was $5.95 and $5.35 per share, respectively, and $3.29 and $3.25 per share for the three and six months ended July 31, 2016, respectively.
Restricted Stock
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	330,000	$6.54
Granted - restricted stock and restricted stock units	2,568,071	$12.32
Vested and converted to shares	(100,000)	$6.54
Canceled	(2,890)	$12.31
Balance as of July 31, 2017	2,795,181	$11.84
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. A total of 1,500,000 shares of the Company's common stock are available for sale to employees under the ESPP. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP also includes an annual increase on the first day of each fiscal year beginning on February 1, 2018, equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine.
The initial offering period of the ESPP commenced on the effective date of the IPO, April 13, 2017, and will end on March 15, 2018. A new offering period will commence on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. The amount of shares participants may purchase is variable, as participants may purchase as many shares as the full amount of their withholdings will permit, based on the lower of the stock price on the exercise date or the grant date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock was offered to the public in its IPO) or the fair market value per share on the applicable purchase date.

As of July 31, 2017, $1.3 million has been withheld on behalf of employees for future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities. No shares of common stock were purchased under the ESPP as of July 31, 2017 and 515,371 shares are estimated to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the ESPP. During the six months ended July 31, 2017, the Company recorded $0.4 million of stock-based compensation expense associated with the ESPP. As of July 31, 2017, total unrecognized compensation cost related to ESPP was $1.2 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 0.68 years.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employees in lieu of monetary payment. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The expense is recorded in the condensed consolidated statements of operations and comprehensive loss. The Company's stock-based compensation expense was as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Cost of revenue	$339	$151	$486	$298
Sales and marketing	2,477	967	4,736	1,666
Research and development	749	480	1,312	889
General and administrative	1,438	603	2,531	946
Total stock-based compensation	$5,003	$2,201	$9,065	$3,799
During the six months ended July 31, 2017 and 2016, the Company capitalized $0.2 million and less than $0.1 million, respectively, of stock-based compensation related to internal-use software development. As of July 31, 2017, there was approximately $37.4 million of total unrecognized compensation cost related to unvested stock options granted. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.18 years.
The fair values of the Company’s stock options granted and the ESPP during the three months ended July 31, 2017 and 2016 and during the six months ended July 31, 2017 and 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Employee Stock Options
Expected life (years)	6.08	6.25	6.08	6.25
Expected volatility	48.77%	52.00%	48.77% - 49.52%	52.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate	1.87%	1.34%	1.87% - 2.13%	1.34% - 1.57%
Employee Stock Purchase Plan
Expected life (years)	0.92	—	0.92	—
Expected volatility	38.30%	—	38.30%	—
Dividend yield	0.00%	—	0.00%	—
Risk-free rate	1.02%	—	1.02%	—
9. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock.

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2017 and January 31, 2017, the Company had authorized 500,000,000 and 200,000,000 shares, respectively, of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
10. Debt
        On March 16, 2016, the Company entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). The Credit Agreement matures on March 16, 2018. No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
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
On April 28, 2017, the Company repaid the $5.0 million on its Revolving Line. As of July 31, 2017, the Company had no debt outstanding and was in compliance with all debt covenants.
11. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to its year-to-date pre-tax income or loss, and adjusts for discrete items recorded during the period. For the six months ended July 31, 2017 and 2016, the Company recorded a provision for income taxes of $221,000 and $1,000, respectively.
The Company's estimated annual effective tax rate for the six months ended July 31, 2017 and 2016 differs from the U.S. federal statutory tax rate of 34% primarily due to a full valuation allowance related to the Company's U.S. and U.K. deferred tax assets, offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and loss carryback. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.
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
As of July 31, 2017, the Company has not provided for residual U.S. taxes on any of its income from jurisdictions outside the U.S., since it intends to indefinitely reinvest the net undistributed earnings of its non-U.S. subsidiaries.
12. Commitments and Contingencies
Leases, PowerListings Network Application Provider Agreements and Other
        The Company is obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2019 and 2028, including a long-term operating lease for the Company's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2018 and 2035.
        Future minimum annual payments for non-cancelable leases, PowerListings Network application provider agreements and other contractual obligations in the normal course of business as of July 31, 2017 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2018	$3,518	$7,714
2019	7,403	4,745
2020	7,563	1,105
2021	7,276	5
2022 and thereafter	3,194	25
Total	$28,954	$13,594
        Rent expense was $1.5 million and $3.0 million for the three and six months ended July 31, 2017, respectively, and $1.5 million and $2.9 million for the three and six months ended July 31, 2016, respectively.
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
        In addition, the Company is and may be involved in various legal proceedings arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, currently, in the opinion of the Company, the likelihood of any material adverse impact on the Company's results of operations, cash flows or the Company's financial position for any such litigation or claims is deemed to be remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.
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
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(16,399)	$(9,012)	$(32,505)	$(18,355)
Denominator:
Weighted-average common shares outstanding	90,064,644	31,022,319	65,676,665	31,000,444
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.29)	$(0.49)	$(0.59)
        Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock and restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus common equivalent shares for the period, including any dilutive effect from such shares.
        Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2017	2016
Convertible preferred stock as converted	—	43,594,753
Series B warrants as converted	—	67,568
Series C warrants as converted	—	43,369
Common stock warrants	—	85,000
Options to purchase common stock	25,486,316	22,930,153
Restricted stock and restricted stock units	2,795,181	260,000
Shares committed under 2017 ESPP	515,371	—
Total	28,796,868	66,980,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Yext is a knowledge engine. Our platform lets businesses manage their digital knowledge in the cloud and sync it to over 100 services, which we refer to as our PowerListings Network and includes Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri and Yelp. We have established direct data integrations between our software and the members of our PowerListings Network, which consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries.
Our cloud-based software platform, the Yext Knowledge Engine, powers all of our key features including Listings, Pages and Reviews, along with our other features and capabilities. We offer annual and multi-year subscriptions to our platform. We had historically priced our subscriptions based on custom combinations of the features that the customer wished to access and the number of locations that the customer managed with our platform. Beginning in October 2015, we began pricing new subscriptions in a more discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform.
We sell our solution globally to customers of all sizes, from one location to thousands of locations, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
Although our business has predominantly focused on the U.S. market, we have been growing internationally in recent years. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S operations have grown from an immaterial amount of our total revenue in fiscal 2015 to more than 6% of total revenue in fiscal 2017. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Our business has evolved in recent years. For example:

•
in 2014, we added our Pages feature to our platform, raised $50.0 million from investors to expand our business, began our operations in the United Kingdom and accelerated our operations in continental Europe;

•	in 2015, we continued to expand our PowerListings Network to include over 100 global applications; and

•
in 2016, we launched specialized integrations to our platform with applications like Uber and Snapchat, added our Reviews feature to our platform and held our inaugural industry and customer event in New York City.

•
in 2017, we introduced the Yext App Directory, which enables businesses to connect information from systems across the business, such as workforce management systems and customer relationship management databases and are planning to hold our second annual industry and customer event, ONWARD 2017 (formerly called "LocationWorld"), also in New York City.

We have experienced rapid growth in recent periods, nearly all of which has been organic growth as we have not historically conducted many acquisitions. Evidencing our strengthening market position in recent years, we have grown the number of locations listed in our Knowledge Engine platform from approximately 345,000 as of January 31, 2015 to over 1 million as of July 31, 2017. Our revenue was $40.8 million and $77.8 million for the three and six months ended July 31, 2017, respectively, and $29.6 million and $56.7 million for the three and six months ended July 31, 2016, respectively.
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
Cost of Revenue
Cost of revenue includes fees we pay for our PowerListings Network application integrations. Our arrangements with PowerListings Network providers follow one of three mechanisms: unpaid, fixed, or variable fee based on locations served or revenue. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our PowerListings Network providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our service and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, data center capacity costs, benefits, stock-based compensation and other allocated overhead costs.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2017	2016	2017	2016
Revenue	$40,769	$29,556	$77,849	$56,681
Cost of revenue(1)	10,541	9,067	20,229	17,902
Gross profit	30,228	20,489	57,620	38,779
Operating expenses:
Sales and marketing(1)	30,673	18,132	59,135	34,975
Research and development(1)	6,493	4,673	11,479	9,444
General and administrative(1)	9,569	6,691	18,907	12,674
Total operating expenses	46,735	29,496	89,521	57,093
Loss from operations	(16,507)	(9,007)	(31,901)	(18,314)
Investment income	322	14	322	26
Interest expense	(82)	(30)	(170)	(35)
Other income (expense), net	57	11	(535)	(31)
Loss from operations before income taxes	(16,210)	(9,012)	(32,284)	(18,354)
Provision for income taxes	(189)	—	(221)	(1)
Net loss	$(16,399)	$(9,012)	$(32,505)	$(18,355)

(1)	Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$339	$151	$486	$298
Sales and marketing	2,477	967	4,736	1,666
Research and development	749	480	1,312	889
General and administrative	1,438	603	2,531	946
Total stock-based compensation	$5,003	$2,201	$9,065	$3,799

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	26	31	26	32
Gross profit	74	69	74	68
Operating expenses:
Sales and marketing	75	61	76	62
Research and development	16	15	15	16
General and administrative	23	23	24	22
Total operating expenses	114	99	115	100
Loss from operations	(40)	(30)	(41)	(32)
Investment income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	(1)	—
Loss from operations before income taxes	(40)	(30)	(42)	(32)
Provision for income taxes	—	—	—	—
Net loss	(40)%	(30)%	(42)%	(32)%
Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$40,769	$29,556	$11,213	38%
Cost of revenue	$10,541	$9,067	$1,474	16%
Gross profit	$30,228	$20,489	$9,739	48%
Gross margin	74.1%	69.3%
Total revenue was $40.8 million for the three months ended July 31, 2017, compared to $29.6 million for the three months ended July 31, 2016, an increase of $11.2 million or 38%. This increase was primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers.
Cost of revenue was $10.5 million for the three months ended July 31, 2017, compared to $9.1 million for the three months ended July 31, 2016, an increase of $1.5 million or 16%. This increase was primarily due to an increase of $1.2 million in personnel‑related costs, which mainly consisted of salaries and wages, and an increase of $0.2 million in depreciation expense.
Gross margin improved to 74.1% from 69.3%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$30,673	$18,132	$12,541	69%
Research and development	$6,493	$4,673	$1,820	39%
General and administrative	$9,569	$6,691	$2,878	43%
Sales and marketing expenses were $30.7 million for the three months ended July 31, 2017, compared to $18.1 million for the three months ended July 31, 2016, an increase of $12.5 million, or 69%. The increase in sales and marketing expenses was primarily due to an increase of $7.6 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions. Stock-based compensation increased $1.5 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.

Research and development expenses were $6.5 million for the three months ended July 31, 2017, compared to $4.7 million for the three months ended July 31, 2016, an increase of $1.8 million, or 39%. The increase in research and development expenses included an increase of $1.3 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation increased $0.3 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expenses were $9.6 million for the three months ended July 31, 2017, compared to $6.7 million for the three months ended July 31, 2016, an increase of $2.9 million, or 43%. The increase in general and administrative expenses included an increase of $1.5 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation increased $0.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$77,849	$56,681	$21,168	37%
Cost of revenue	$20,229	$17,902	$2,327	13%
Gross profit	$57,620	$38,779	$18,841	49%
Gross margin	74.0%	68.4%
Total revenue was $77.8 million for the six months ended July 31, 2017, compared to $56.7 million for the six months ended July 31, 2016, an increase of $21.2 million or 37%. This increase was primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers.
Cost of revenue was $20.2 million for the six months ended July 31, 2017, compared to $17.9 million for the six months ended July 31, 2016, an increase of $2.3 million or 13%. This increase was primarily due to an increase of $1.7 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and an increase of $0.4 million in depreciation expense.
Gross margin improved to 74.0% from 68.4%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$59,135	$34,975	$24,160	69%
Research and development	$11,479	$9,444	$2,035	22%
General and administrative	$18,907	$12,674	$6,233	49%
Sales and marketing expenses were $59.1 million for the six months ended July 31, 2017, compared to $35.0 million for the six months ended July 31, 2016, an increase of $24.2 million, or 69%. The increase in sales and marketing expenses was primarily due to an increase of $14.5 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions. Stock-based compensation increased $3.1 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Research and development expenses were $11.5 million for the six months ended July 31, 2017, compared to $9.4 million for the six months ended July 31, 2016, an increase of $2.0 million, or 22%. The increase in research and development expenses included an increase of $1.2 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation increased $0.4 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expenses were $18.9 million for the six months ended July 31, 2017, compared to $12.7 million for the six months ended July 31, 2016, an increase of $6.2 million, or 49%. The increase in general and administrative expenses included an increase of $2.7 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as bonuses. Stock-based compensation increased $1.6 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.

Liquidity and Capital Resources
As of July 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $127.3 million. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months.
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
Credit Facility
On March 16, 2016, we entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). The Credit Agreement matures on March 16, 2018. We are obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
Subject to certain terms of the Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal.
The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on our activities.
On November 18, 2016, we drew $5.0 million on our Revolving Line for strategic operating purposes. On April 28, 2017, we repaid the $5.0 million on our Revolving Line. As of July 31, 2017, we had no debt outstanding.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2017	2016
Cash flows (used in) provided by operating activities	$(13,449)	$2,193
Cash flows (used in) investing activities	$(96,332)	$(1,935)
Cash flows provided by financing activities	$117,962	$511
Operating Activities
Cash used in operating activities of $13.4 million for the six months ended July 31, 2017 was primarily due to the net loss of $32.5 million, a change in accounts payable, accrued expenses and other current liabilities of $3.5 million, mainly due to the timing of payments associated with commissions and salaries, and a change in prepaid expenses and other current assets of $2.6 million. These decreases were offset by a change in accounts receivable of $13.2 million, mainly due to timing of billing and cash collections during the period, stock‑based compensation of $9.1 million and depreciation and amortization of $2.4 million.
Cash provided by operating activities of $2.2 million for the six months ended July 31, 2016 was primarily due to a change in accounts receivable of $12.5 million, mainly due to timing of billing and cash collections during the period, a change in restricted cash of $5.8 million primarily associated with amounts previously held as collateral against our office leases, stock‑based compensation of $3.8 million, depreciation and amortization of $1.9 million, and a change in deferred revenue of $1.2 million. These increases were partially offset by the net loss of $18.4 million, a change in prepaid expenses and other current assets of $1.9 million, and a change in accounts payable, accrued expenses and other current liabilities of $1.6 million, mainly due to the timing of payments associated with commissions and salaries.
Investing Activities
Cash used in investing activities of $96.3 million for the six months ended July 31, 2017 was primarily related to purchases of marketable securities of $94.4 million and capital expenditures of $1.9 million.
Cash used in investing activities of $1.9 million for the six months ended July 31, 2016 was primarily related to capital expenditures, largely associated with leasehold improvements in our New York headquarters.

Financing Activities
Cash provided by financing activities of $118.0 million for the six months ended July 31, 2017 was primarily related to proceeds from our IPO of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $2.4 million, and proceeds from employee stock purchase plan withholdings of $1.3 million. These amounts were partially offset by the repayment of our Revolving Line of $5.0 million and costs paid in connection with our IPO of $4.3 million.
Cash provided by financing activities of $0.5 million for the six months ended July 31, 2016 was primarily related to proceeds from exercises of stock options of $0.7 million, offset by payments of deferred financing costs of $0.2 million.
Contractual Obligations
We are obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2019 and 2028, including a long-term operating lease for our primary facility in New York, which expires in December 2020. We are a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2018 and 2035.
The following table summarizes our non-cancelable contractual obligations as of July 31, 2017 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2018	$3,518	$7,714
2019	7,403	4,745
2020	7,563	1,105
2021	7,276	5
2022 and thereafter	3,194	25
Total	$28,954	$13,594
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements for further discussion.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and pending.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.

Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other income (expense), net.
Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on July 31, 2017 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $127.3 million as of July 31, 2017. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
We do not believe our cash equivalents and our portfolio of marketable securities have significant risk of default or illiquidity. While we believe our cash equivalents and our portfolio of marketable securities do not contain excessive risk, we cannot assure you that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Prospectus.
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
Item 1A.    Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $17.3 million, $26.5 million and $43.2 million in fiscal years 2015, 2016 and 2017, respectively, and a net loss of $32.5 million in the six months ended July 31, 2017. As of July 31, 2017, we had an accumulated deficit of $199.4 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 700 as of July 31, 2017 and have hired several members of our senior management team in recent years.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our personnel growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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

•
compliance with U.S. laws and regulations for foreign operations, including, without limitation, the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell in certain foreign markets, and the risks and costs of non-compliance;

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
We have established strategic relationships with over 100 third-party application providers, including Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri, Yelp and many others, which comprise our PowerListings Network. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the PowerListings Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. If we were to lose access to these applications, either in whole or in part, our PowerListings Network would not be as efficient, accurate or competitive.
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
Even if we are successful in these endeavors, diversifying our platform offerings will bring us more directly into competition with other providers that may be better established or have greater resources than we have. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in introducing new, enhanced or modified features;

•	failure to accurately predict market demand or end consumer preferences;

•	defects, errors or failures in any of our features or our platform;

•	introduction of competing products;

•	poor business conditions for our customers or poor general macroeconomic conditions;

•	changes in legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our platform;

•	failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features; and

•	disruptions or delays in the availability and delivery of our platform.
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
Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary from period to period. Our sales cycle varies widely, reflecting differences in potential customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. We currently work with more than 3,000 resellers. In fiscal years 2015 and 2016, one reseller, Dex Media, accounted for 12% and 10% of our revenue, respectively. No single customer accounted for more than 10% of our revenue for fiscal year 2017 or the six months ended July 31, 2017. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. In June 2017, Dex Media announced it had acquired and merged with YP Holdings ("Dex-YP Merger"), which is also a reseller customer of ours. In August 2017, we signed a revised agreement with the newly combined company, and we expect to continue our relationship. Our revenue from the combined company represents less than 10% of our total revenue. While the Dex-YP Merger may have an impact on our revenue, we do not believe that this impact will be material. Also, we may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from fiscal year 2015 to fiscal year 2016, 38% from fiscal year 2016 to fiscal year 2017, and 38% from the three months ended July 31, 2016 to the three months ended July 31, 2017. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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

In connection with the preparation of our consolidated financial statements in recent years, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. If we are not able to remediate the material weaknesses and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, which will cover our fiscal year ending January 31, 2019, provide a management report on internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In connection with the audits of the fiscal year 2016 and 2017 consolidated financial statements, we and our independent registered public accounting firm identified two material weaknesses in our controls. The first material weakness pertained to controls over the revenue recognition process resulting from a lack of logical access controls over our revenue system and the lack of review controls with regard to manual revenue adjustments. Specifically, we did not have adequate:

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
We cannot at this time estimate how long it will take to remediate these material weaknesses, and we may not ever be able to remediate the material weaknesses. If we are unable to successfully remediate the material weaknesses and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Additionally, the process of designing and implementing internal control over financial reporting required to comply with Section 404 is time consuming, costly and complicated. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an "emerging growth company" until January 31, 2023. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

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
We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented policies and procedures to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.

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
Our chief executive officer has limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. While our chief financial officer and certain other executives have such experience, our management team, as a whole, may not successfully or efficiently manage the ongoing transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management, particularly from our chief executive officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
The market price of our common stock has been and may continue to be volatile and may decline. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.
Technology stocks have historically experienced high levels of volatility. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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
Furthermore, in recent years, the stock markets has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. If the market price of our common stock declines, you may not realize any return on your investment in us and may lose some or all of your investment.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 90,152,709 shares of our common stock outstanding as of July 31, 2017. All shares held by our directors and officers and substantially all of our stockholders and holders of options and warrants, other than shares of common stock issued in our initial public offering, are currently restricted from resale as a result of a contractual "lock-up" restriction. These shares will become available to be sold 181 days after the date of our initial public offering, with earlier sales permitted at the discretion of the representatives of the underwriters. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.
Substantial blocks of our total outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our common stock, or the market perception that such sales may occur, the price of our common stock could decline.
In addition, we have and may in the future file registration statements registering the issuance of shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans. Shares registered on the Form S-8 registration statement would be eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
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
We are incurring significantly increased costs and devoting substantial management time to operate as a public company.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We also expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.
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
We will remain an emerging growth company and may take advantage of these reporting exemptions until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the preceding July 31, which is the end of our second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) January 31, 2023.
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
None.
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
Not applicable.

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

Date: September 8, 2017	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Fifth Amended and Restated Voting Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.3	3/13/2017
4.4	Sixth Amended and Restated Right of First Refusal and Co-Sale Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.4	3/13/2017
4.5	Warrant to Purchase Stock dated April 15, 2011 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.5	3/13/2017
4.6	Warrant to Purchase Stock dated January 16, 2009 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.6	3/13/2017
4.7	Warrant to Purchase Common Stock dated September 2012 issued by the Registrant to Crunch Fund I GP, L.L.C.	S-1	333-216642	4.7	3/13/2017
4.8	Warrant to Purchase Common Stock dated November 15, 2012 issued by the Registrant to One Degree Partners.	S-1	333-216642	4.8	3/13/2017
10.1	Named Executive Officer Compensation for FY2018	8-K	001-38056		6/14/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101+
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of July 31, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2017 and 2016 and the six months ended July 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of July 31, 2017 and January 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits.

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

+    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of

Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.