Form 10-Q
period 2017-10-31
Yext, Inc.
filed 2017-12-01
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of November 27, 2017, the registrant had 91,230,806 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	October 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$21,112	$24,420
Marketable securities	92,358	—
Accounts receivable, net of allowances of $118 and $189, respectively	23,861	27,646
Prepaid expenses and other current assets	5,551	3,511
Deferred commissions	6,633	6,252
Total current assets	149,515	61,829
Restricted cash	—	500
Property and equipment, net	11,496	11,613
Goodwill	4,701	4,444
Intangible assets, net	2,763	3,128
Other long term assets	3,442	4,951
Total assets	$171,917	$86,465
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$22,807	$25,633
Deferred revenue	59,562	57,112
Deferred rent	1,271	936
Total current liabilities	83,640	83,681
Deferred rent, non-current	3,442	4,348
Long term debt	—	5,000
Other long term liabilities	710	576
Total liabilities	87,792	93,605
Commitments and contingencies (Note 12)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value per share; zero and 43,705,690 shares authorized at October 31, 2017 and January 31, 2017, respectively; zero and 43,594,753 shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	—	120,615
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 50,000,000 and zero shares authorized at October 31, 2017 and January 31, 2017, respectively; zero shares issued and outstanding at October 31, 2017 and January 31, 2017	—	—
Common stock, $0.001 par value per share; 500,000,000 and 200,000,000 shares authorized at October 31, 2017 and January 31, 2017, respectively; 97,413,737 and 37,900,051 shares issued at October 31, 2017 and January 31, 2017, respectively; 90,908,403 and 31,394,717 shares outstanding at October 31, 2017 and January 31, 2017, respectively	98	38
Additional paid-in capital	313,930	52,805
Accumulated other comprehensive loss	(1,546)	(1,808)
Accumulated deficit	(216,452)	(166,885)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity (deficit)	84,125	(127,755)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$171,917	$86,465
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue	$44,332	$31,909	$122,181	$88,590
Cost of revenue	11,658	9,324	31,887	27,226
Gross profit	32,674	22,585	90,294	61,364
Operating expenses:
Sales and marketing	32,756	20,393	91,891	55,368
Research and development	6,958	4,764	18,437	14,208
General and administrative	10,196	7,548	29,103	20,222
Total operating expenses	49,910	32,705	139,431	89,798
Loss from operations	(17,236)	(10,120)	(49,137)	(28,434)
Investment income	419	8	741	34
Interest expense	(104)	(37)	(274)	(72)
Other expense, net	(132)	(70)	(667)	(101)
Loss from operations before income taxes	(17,053)	(10,219)	(49,337)	(28,573)
Provision for income taxes	(9)	(3)	(230)	(4)
Net loss	$(17,062)	$(10,222)	$(49,567)	$(28,577)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.33)	$(0.67)	$(0.92)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	90,353,608	31,092,270	73,992,705	31,031,276

Other comprehensive income (loss):
Foreign currency translation adjustment	$53	$(347)	$410	$(556)
Unrealized loss on marketable securities	(88)	—	(148)	—
Total comprehensive loss	$(17,097)	$(10,569)	$(49,305)	$(29,133)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	(Deficit)
Balance, January 31, 2016	43,594	$120,615	30,777	$37	$41,634	$(1,267)	$(123,735)	$(11,905)	$(95,236)
Exercise of stock options	—	—	618	1	1,320	—	—	—	1,321
Stock-based compensation	—	—	—	—	9,851	—	—	—	9,851
Other comprehensive loss	—	—	—	—	—	(541)	—	—	(541)
Net loss	—	—	—	—	—	—	(43,150)	—	(43,150)
Balance, January 31, 2017	43,594	120,615	31,395	38	52,805	(1,808)	(166,885)	(11,905)	(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of convertible preferred stock to common stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	3,523	4	4,682	—	—	—	4,686
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	130	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,276	—	—	—	15,276
Other comprehensive income	—	—	—	—	—	262	—	—	262
Net loss	—	—	—	—	—	—	(49,567)	—	(49,567)
Balance, October 31, 2017	—	$—	90,909	$98	$313,930	$(1,546)	$(216,452)	$(11,905)	$84,125
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(49,567)	$(28,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,751	2,949
Provision for bad debts	321	322
Stock-based compensation expense	15,002	6,316
Change in fair value of convertible preferred stock warrant liability	491	106
Deferred income taxes	(13)	(5)
Amortization of deferred financing costs	105	—
Amortization of premium on marketable securities	108	—
Gain on sale of marketable securities	(1)	—
Changes in operating assets and liabilities:
Restricted cash	500	5,789
Accounts receivable	3,629	7,492
Prepaid expenses and other current assets	(1,989)	(2,156)
Deferred commissions	(1,152)	(2,507)
Other long term assets	(161)	(405)
Accounts payable, accrued expenses and other current liabilities	(2,625)	719
Deferred revenue	2,263	3,542
Deferred rent	(581)	(437)
Other long term liabilities	89	14
Net cash used in operating activities	(29,830)	(6,838)
Cash flows from investing activities:
Purchases of marketable securities	(106,155)	—
Maturities of marketable securities	7,500	—
Sales of marketable securities	6,041	—
Capital expenditures	(2,747)	(2,898)
Purchases of intangible assets	—	(298)
Net cash used in investing activities	(95,361)	(3,196)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	123,527	—
Payments of deferred offering costs	(4,263)	—
Proceeds from exercise of stock options	4,686	847
Proceeds from exercise of warrants	79	—
Repayments on Revolving Line	(5,000)	—
Payments of deferred financing costs	(99)	—
Proceeds from employee stock purchase plan withholdings	2,724	—
Net cash provided by financing activities	121,654	847
Effect of exchange rate changes on cash and cash equivalents	229	(113)
Net decrease in cash and cash equivalents	(3,308)	(9,300)
Cash and cash equivalents at beginning of period	24,420	30,028
Cash and cash equivalents at end of period	$21,112	$20,728
Supplemental disclosures of non-cash investing and financing information:
Non-cash capital expenditures, including capitalized stock-based compensation, and items in accounts payable, accrued expenses and other current liabilities	$451	$104
Conversion of convertible preferred stock to common stock	$120,615	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,435	$—
Cash paid on interest	$71	$183
Cash paid on income taxes	$983	$4
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.
There have been no material changes to the Company's significant accounting policies as described in the Prospectus. The Company introduced a new accounting policy related to marketable securities, as presented below.
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
Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At October 31, 2017 and January 31, 2017, no single customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2017 and 2016.
Geographic Locations
Revenue by geographic region consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
North America	$40,319	$30,218	$113,010	$84,797
Europe	4,013	1,691	9,171	3,793
Total revenue	$44,332	$31,909	$122,181	$88,590
North America revenue is predominantly attributable to the United States but also includes revenue from Canada.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents. Investments in marketable securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss). Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the length of time and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
Recent Accounting Pronouncements
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company currently qualifies as an emerging growth company and has elected to avail itself of this extended transition period. As a result, the Company will not adopt new or revised accounting standards on the relevant dates on which adoption is required for other public companies until required by private company accounting standards.
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
3. Investments in Marketable Securities
The Company considers all of its investments in marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss) until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
As of October 31, 2017, investments in marketable securities consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$15,435	$—	$(6)	$15,429
Corporate bonds	65,409	—	(110)	65,299
U.S. treasury securities	11,662	—	(32)	11,630
Total marketable securities	$92,506	$—	$(148)	$92,358
As of October 31, 2017, the Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence, and no marketable securities have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2017, the Company had no investments in marketable securities.
The Company's marketable securities have a contractual maturity of two years or less. As of October 31, 2017, the fair value of marketable securities by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Due within 1 year	$60,011
Due in 1 year through 2 years	32,347
Total marketable securities	$92,358

Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are included as components of investment income. Investment income is presented below:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Interest income	$418	$8	$740	$34
Realized gains	1	—	1	—
Total investment income	$419	$8	$741	$34
The Company had no realized losses or material reclassification adjustments out of accumulated other comprehensive loss into net loss in any of the periods presented.
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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	October 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$10,696	$—	$—	$10,696
Marketable securities:
Commercial paper	—	15,429	—	15,429
Corporate bonds	—	65,299	—	65,299
U.S. treasury securities	—	11,630	—	11,630
Total assets	$10,696	$92,358	$—	$103,054

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market funds (1)	$9,785	$—	$—	$9,785
Liabilities
Preferred stock warrant liability (2)	$—	$—	$944	$944
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
5. Goodwill and Other Intangible Assets
Goodwill
As of October 31, 2017 and January 31, 2017, the Company had goodwill of $4.7 million and $4.4 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is at or one level below the Company’s operating segments. The Company operates as one operating segment. The test for impairment is conducted annually each November 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2017 and 2016 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
As of October 31, 2017 and January 31, 2017, the Company had intangible assets, net of $2.8 million and $3.1 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2017 and 2016 that would indicate that its intangible assets with finite lives may not be recoverable. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million and $0.5 million for the three and nine months ended October 31, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended October 31, 2016, respectively.

6. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	October 31, 2017	January 31, 2017
Furniture and fixtures	$689	$625
Office equipment	4,501	3,383
Leasehold improvements	12,873	12,695
Computer software	2,934	1,740
Construction in progress	818	284
Total property and equipment	21,815	18,727
Less: accumulated depreciation and amortization	(10,319)	(7,114)
Total property and equipment, net	$11,496	$11,613
Depreciation expense was $1.2 million and $3.2 million for the three and nine months ended October 31, 2017, respectively, and $0.9 million and $2.4 million for the three and nine months ended October 31, 2016, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2017	January 31, 2017
Accounts payable	$5,238	$5,303
Accrued employee compensation	6,471	10,607
Accrued offering costs	—	2,349
Accrued PowerListing Network application provider fees	1,805	1,602
Accrued professional fees	1,013	809
Accrued sales tax	1,107	1,213
Accrued preferred stock warrant liability	—	944
Accrued employee stock purchase plan withholdings liability	2,726	—
Other	4,447	2,806
Total accounts payable, accrued expenses and other current liabilities	$22,807	$25,633
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan, which allows for the issuance of up to 10,000,000 shares of common stock. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2017, the number of shares available for future award under the 2016 Plan is 3,498,150.

Stock Options
       The following table summarizes stock option activity during the nine months ended October 31, 2017:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2017	27,420,108	$4.24	6.87	$122,803
Options granted	1,582,750	$10.48
Options exercised	(3,522,785)	$1.33
Options forfeited	(888,697)	$7.37
Balance, October 31, 2017	24,591,376	$4.95	6.68	$163,296
Vested and expected to vest at October 31, 2017	24,367,806	$4.93	6.66	$162,175
Exercisable at October 31, 2017	14,847,347	$3.69	5.31	$117,483
 The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2017. Prior to the IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors. After the IPO, the fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $6.5 million and $29.7 million for the three and nine months ended October 31, 2017, respectively, and $0.1 million and $1.2 million for the three and nine months ended October 31, 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The weighted-average grant date fair value of options granted during the three and nine months ended October 31, 2017 was $6.66 and $5.63 per share, respectively, and $3.34 and $3.27 per share for the three and nine months ended October 31, 2016, respectively.
Restricted Stock
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	330,000	$6.61
Granted - restricted stock and restricted stock units	3,507,153	$12.61
Vested and converted to shares	(130,000)	$6.64
Canceled	(57,260)	$12.44
Balance as of October 31, 2017	3,649,893	$12.27
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
The initial offering period of the ESPP commenced on the effective date of the IPO, April 13, 2017, and will end on March 15, 2018. A new offering period will commence on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine and will end on the first trading day, approximately six months later, on or after September 15th and March 15th, respectively. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. The amount of shares participants may purchase is variable, as participants may purchase as many shares as the full amount of their withholdings will permit, based on the purchase price. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock was offered to the public in its IPO) or the fair market value per share on the last trading day of the applicable offering period.
As of October 31, 2017, $2.7 million has been withheld on behalf of employees for future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities. No shares of common stock were purchased under the ESPP as of October 31, 2017 and 493,564 shares are estimated to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the ESPP. During the nine months ended October 31, 2017, the Company recorded $0.9 million of stock-based compensation expense associated with the ESPP. As of October 31, 2017, total unrecognized compensation cost related to ESPP was $0.7 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 0.40 years.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employees in lieu of monetary payment. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the expense on a straight-line basis (net of estimated forfeitures) over the requisite service period in the condensed consolidated statements of operations and comprehensive loss. Stock-based compensation expense associated with stock-based awards granted to non-employees is re-measured each period until fully vested.
The Company's stock-based compensation expense was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$461	$156	$947	$454
Sales and marketing	2,741	1,044	7,477	2,710
Research and development	1,121	508	2,433	1,397
General and administrative	1,614	809	4,145	1,755
Total stock-based compensation expense	$5,937	$2,517	$15,002	$6,316
During the nine months ended October 31, 2017 and 2016, the Company capitalized $0.3 million and $0.1 million, respectively, of stock-based compensation related to internal-use software development. As of October 31, 2017, there was approximately $74.0 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.12 years.
The fair values of the Company’s stock options granted and shares estimated to be purchased under the ESPP during the three and nine months ended October 31, 2017 and 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Employee Stock Options
Expected life (years)	6.08	6.25	6.08	6.25
Expected volatility	47.33% - 47.83%	52.00%	47.33% - 48.77%	52.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate	1.89% - 2.37%	1.33%	1.87% - 2.37%	1.33% - 1.57%
Employee Stock Purchase Plan
Expected life (years)	0.92	—	0.92	—
Expected volatility	38.30%	—	38.30%	—
Dividend yield	0.00%	—	0.00%	—
Risk-free rate	1.02%	—	1.02%	—
The Company's assumptions about stock price volatility were based on the average of the historical volatility for a sample of comparable companies. The expected life assumptions for employee grants were based upon the simplified method. The expected life assumptions for non-employees were based upon the remaining contractual term of the option. The dividend yield assumption is zero, because the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant.

9. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock.
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
        As of October 31, 2017 and January 31, 2017, the Company had authorized 500,000,000 and 200,000,000 shares, respectively, of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
        As of January 31, 2017, the Company had $5.0 million outstanding on its Revolving Line classified as long term debt, and its book value approximated its fair value. On April 28, 2017, the Company repaid the $5.0 million on its Revolving Line. As of October 31, 2017, the Company had no debt outstanding and was in compliance with all debt covenants. Availability under the Revolving Line was $15.0 million as of October 31, 2017.

11. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to its year-to-date pre-tax income or loss, and adjusts for discrete items recorded during the period. For the nine months ended October 31, 2017 and 2016, the Company recorded a provision for income taxes of $230,000 and $4,000, respectively.
The Company's estimated annual effective tax rate for the nine months ended October 31, 2017 and 2016 differs from the U.S. federal statutory tax rate of 34% primarily due to a full valuation allowance related to the Company's U.S. and U.K. deferred tax assets, offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.
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
As of October 31, 2017, the Company has not provided for residual U.S. taxes on any of its income from jurisdictions outside the U.S., since it intends to indefinitely reinvest the net undistributed earnings of its non-U.S. subsidiaries.
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
        Future minimum annual payments for non-cancelable leases, PowerListings Network application provider agreements and other contractual obligations in the normal course of business as of October 31, 2017 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2018	$1,782	$5,787
2019	7,365	11,847
2020	7,503	1,154
2021	7,220	4
2022 and thereafter	2,876	23
Total	$26,746	$18,815
        Rent expense was $1.6 million and $4.7 million for the three and nine months ended October 31, 2017, respectively, and $1.5 million and $4.4 million for the three and nine months ended October 31, 2016, respectively.
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
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(17,062)	$(10,222)	$(49,567)	$(28,577)
Denominator:
Weighted-average common shares outstanding	90,353,608	31,092,270	73,992,705	31,031,276
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.33)	$(0.67)	$(0.92)
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
        Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2017	2016
Convertible preferred stock as converted	—	43,594,753
Series B warrants as converted	—	67,568
Series C warrants as converted	—	43,369
Common stock warrants	—	85,000
Options to purchase common stock	24,591,376	24,187,836
Restricted stock and restricted stock units	3,649,893	270,000
Shares committed under 2017 ESPP	493,564	—
Total	28,734,833	68,248,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
Our cloud-based software platform, the Yext Knowledge Engine, powers all of our key features including Listings, Pages and Reviews, along with our other features and capabilities. We offer annual and multi-year subscriptions to our platform. We had historically priced our subscriptions based on custom combinations of the features that the customer wished to access and the number of locations that the customer managed with our platform. Beginning in October 2015, we began pricing new subscriptions in a more discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform. More recently, we are pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed with our platform, such as physicians, wealth advisors and insurance agents, among others. We now refer to these locations, persons and other entities collectively as "licenses," which we believe reflects the broadening of our business into new services and our current pricing methodology.
We sell our solution globally to customers of all sizes, from one license to thousands of licenses, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
Although our business has predominantly focused on the U.S. market, we have been growing internationally in recent years. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S operations has grown from an immaterial amount of our total revenue in fiscal 2015 to more than 6% of total revenue in fiscal 2017. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
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

•
in 2017, we introduced the Yext App Directory, which enables businesses to connect information from systems across the business, such as workforce management systems and customer relationship management databases and held our second annual industry and customer event, ONWARD 2017 (formerly called "LocationWorld") on November 1-3, 2017, also in New York City.

We have experienced rapid growth in recent periods, nearly all of which has been organic growth as we have not historically conducted many acquisitions. Evidencing our strengthening market position in recent years, we have grown the number of licenses listed in our Knowledge Engine platform from approximately 345,000 as of January 31, 2015 to over 1 million as of October 31, 2017. Our revenue was $44.3 million and $122.2 million for the three and nine months ended October 31, 2017, respectively, and $31.9 million and $88.6 million for the three and nine months ended October 31, 2016, respectively.
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
We derive our revenue primarily from subscription services. We sell subscriptions to our cloud-based platform through contracts that are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses at each customer, the package, or for older contracts, number of features, to which each customer subscribes, the price of the package or the feature set and renewal rates. Revenue is recognized ratably over the contract term beginning on the commencement date of each contract, at which time the customers are granted access to the platform, the appropriate package or feature set and associated support. We typically invoice our customers in monthly, semi-annual or annual installments at the beginning of each subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
Cost of Revenue
Cost of revenue includes fees we pay for our PowerListings Network application integrations. Our arrangements with PowerListings Network providers follow one of three mechanisms: unpaid, fixed, or variable fee based on licenses served or revenue. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our PowerListings Network providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our platform and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses are our largest cost and consist primarily of salaries and related costs, including commissions and stock-based compensation expense, as well as costs related to advertising, marketing, brand awareness activities and lead generation.
Research and development expenses. Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense and costs to develop new products and features. Research and development expenses are partially offset by capitalized software development costs, which we expect to grow as we continue to invest in research and development activities.
General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for our finance and accounting, human resources, information technology and legal support departments, as well as professional and consulting fees in connection with these departments.

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Revenue	$44,332	$31,909	$122,181	$88,590
Cost of revenue(1)	11,658	9,324	31,887	27,226
Gross profit	32,674	22,585	90,294	61,364
Operating expenses:
Sales and marketing(1)	32,756	20,393	91,891	55,368
Research and development(1)	6,958	4,764	18,437	14,208
General and administrative(1)	10,196	7,548	29,103	20,222
Total operating expenses	49,910	32,705	139,431	89,798
Loss from operations	(17,236)	(10,120)	(49,137)	(28,434)
Investment income	419	8	741	34
Interest expense	(104)	(37)	(274)	(72)
Other expense, net	(132)	(70)	(667)	(101)
Loss from operations before income taxes	(17,053)	(10,219)	(49,337)	(28,573)
Provision for income taxes	(9)	(3)	(230)	(4)
Net loss	$(17,062)	$(10,222)	$(49,567)	$(28,577)

(1)	Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$461	$156	$947	$454
Sales and marketing	2,741	1,044	7,477	2,710
Research and development	1,121	508	2,433	1,397
General and administrative	1,614	809	4,145	1,755
Total stock-based compensation expense	$5,937	$2,517	$15,002	$6,316

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	26	29	26	31
Gross profit	74	71	74	69
Operating expenses:
Sales and marketing	74	64	75	62
Research and development	16	15	15	16
General and administrative	23	24	24	23
Total operating expenses	113	103	114	101
Loss from operations	(39)	(32)	(40)	(32)
Investment income	1	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	(1)	—
Loss from operations before income taxes	(38)	(32)	(41)	(32)
Provision for income taxes	—	—	—	—
Net loss	(38)%	(32)%	(41)%	(32)%
Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016
Revenue and Cost of Revenue

	Three months ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$44,332	$31,909	$12,423	39%
Cost of revenue	11,658	9,324	$2,334	25%
Gross profit	$32,674	$22,585	$10,089	45%
Gross margin	73.7%	70.8%
Total revenue was $44.3 million for the three months ended October 31, 2017, compared to $31.9 million for the three months ended October 31, 2016, an increase of $12.4 million or 39%. This increase was primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers.
Cost of revenue was $11.7 million for the three months ended October 31, 2017, compared to $9.3 million for the three months ended October 31, 2016, an increase of $2.3 million or 25%. This increase was primarily due to an increase of $1.1 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and an increase of $0.3 million in depreciation expense. Stock-based compensation expense increased $0.3 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Gross margin improved to 73.7% from 70.8%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$32,756	$20,393	$12,363	61%
Research and development	$6,958	$4,764	$2,194	46%
General and administrative	$10,196	$7,548	$2,648	35%
Sales and marketing expenses were $32.8 million for the three months ended October 31, 2017, compared to $20.4 million for the three months ended October 31, 2016, an increase of $12.4 million, or 61%. The increase in sales and marketing expenses included an increase of $7.0 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions. Stock-based compensation expense increased $1.7 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Research and development expenses were $7.0 million for the three months ended October 31, 2017, compared to $4.8 million for the three months ended October 31, 2016, an increase of $2.2 million, or 46%. The increase in research and development expenses included an increase of $1.2 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $0.6 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expenses were $10.2 million for the three months ended October 31, 2017, compared to $7.5 million for the three months ended October 31, 2016, an increase of $2.6 million, or 35%. The increase in general and administrative expenses included an increase of $1.0 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, while professional fees increased $0.7 million. Stock-based compensation expense increased $0.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016
Revenue and Cost of Revenue

	Nine months ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$122,181	$88,590	$33,591	38%
Cost of revenue	31,887	27,226	$4,661	17%
Gross profit	$90,294	$61,364	$28,930	47%
Gross margin	73.9%	69.3%
Total revenue was $122.2 million for the nine months ended October 31, 2017, compared to $88.6 million for the nine months ended October 31, 2016, an increase of $33.6 million or 38%. This increase was primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers.
Cost of revenue was $31.9 million for the nine months ended October 31, 2017, compared to $27.2 million for the nine months ended October 31, 2016, an increase of $4.7 million or 17%. This increase was primarily due to an increase of $2.8 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and an increase of $0.7 million in depreciation expense. Stock-based compensation expense increased $0.5 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Gross margin improved to 73.9% from 69.3%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$91,891	$55,368	$36,523	66%
Research and development	$18,437	$14,208	$4,229	30%
General and administrative	$29,103	$20,222	$8,881	44%
Sales and marketing expenses were $91.9 million for the nine months ended October 31, 2017, compared to $55.4 million for the nine months ended October 31, 2016, an increase of $36.5 million, or 66%. The increase in sales and marketing expenses included an increase of $21.6 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions. Stock-based compensation expense increased $4.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Research and development expenses were $18.4 million for the nine months ended October 31, 2017, compared to $14.2 million for the nine months ended October 31, 2016, an increase of $4.2 million, or 30%. The increase in research and development expenses included an increase of $2.2 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $1.0 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expenses were $29.1 million for the nine months ended October 31, 2017, compared to $20.2 million for the nine months ended October 31, 2016, an increase of $8.9 million, or 44%. The increase in general and administrative expenses included an increase of $3.7 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, while professional fees increased $1.6 million. Stock-based compensation expense increased $2.4 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Liquidity and Capital Resources
As of October 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $113.5 million. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper, corporate bonds and U.S. treasury securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months.
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
On November 18, 2016, we drew $5.0 million on our Revolving Line for strategic operating purposes. On April 28, 2017, we repaid the $5.0 million on our Revolving Line. As of October 31, 2017, we had no debt outstanding and availability under our Revolving Line was $15.0 million.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2017	2016
Cash flows used in operating activities	$(29,830)	$(6,838)
Cash flows used in investing activities	$(95,361)	$(3,196)
Cash flows provided by financing activities	$121,654	$847
Operating Activities
Cash used in operating activities of $29.8 million for the nine months ended October 31, 2017 was primarily due to the net loss of $49.6 million, a change in accounts payable, accrued expenses and other current liabilities of $2.6 million, mainly due to the timing of payments and a change in prepaid expenses and other current assets of $2.0 million. These decreases were partially offset by stock‑based compensation of $15.0 million, depreciation and amortization of $3.8 million, a change in accounts receivable of $3.6 million, mainly due to timing of billing and cash collections during the period and a change in deferred revenue of $2.3 million.
Cash used in operating activities of $6.8 million for the nine months ended October 31, 2016 was primarily due to the net loss of $28.6 million, a change in deferred commissions of $2.5 million and prepaid expenses and other current assets of $2.2 million. These decreases were partially offset by a change in accounts receivable of $7.5 million, mainly due to timing of billing and cash collections during the period, stock‑based compensation of $6.3 million, a change in restricted cash of $5.8 million primarily associated with amounts previously held as collateral against our office leases, a change in deferred revenue of $3.5 million and depreciation and amortization of $2.9 million.

Investing Activities
Cash used in investing activities of $95.4 million for the nine months ended October 31, 2017 was related to purchases of marketable securities of $106.2 million and capital expenditures of $2.7 million, offset by maturities and sales associated with marketable securities of $13.5 million.
Cash used in investing activities of $3.2 million for the nine months ended October 31, 2016 was primarily related to capital expenditures, largely associated with leasehold improvements in our New York headquarters.
Financing Activities
Cash provided by financing activities of $121.7 million for the nine months ended October 31, 2017 was primarily related to proceeds from our IPO of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $4.7 million, and proceeds from employee stock purchase plan withholdings of $2.7 million. These amounts were partially offset by the $5.0 million repayment on our Revolving Line and costs paid in connection with our IPO of $4.3 million.
Cash provided by financing activities of $0.8 million for the nine months ended October 31, 2016 was related to proceeds from exercises of stock options.
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
The following table summarizes our non-cancelable contractual obligations as of October 31, 2017 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2018	$1,782	$5,787
2019	7,365	11,847
2020	7,503	1,154
2021	7,220	4
2022 and thereafter	2,876	23
Total	$26,746	$18,815
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
Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on October 31, 2017 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $113.5 million as of October 31, 2017. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Prospectus.
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
We generated a net loss of $17.3 million, $26.5 million and $43.2 million in fiscal years 2015, 2016 and 2017, respectively, and a net loss of $49.6 million in the nine months ended October 31, 2017. As of October 31, 2017, we had an accumulated deficit of $216.5 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 750 as of October 31, 2017 and have hired several members of our senior management team in recent years.
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
We have established strategic relationships with over 100 third-party application providers, including Apple Maps, Bing, Cortana, Facebook, Google, Google Maps, Instagram, Siri, Yelp and many others, which comprise our PowerListings Network. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the PowerListings Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our PowerListings Network would not be as efficient, accurate or competitive.
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
Our success depends on a fragmented internet environment for finding digital knowledge, particularly information about physical business locations, other entities and attributes.
We believe that our Knowledge Engine offers value to our customers in part because of the difficulty for a customer to update digital knowledge, particularly about its physical business locations, other entities and attributes across many websites and apps, many of which are owned or controlled by different entities and receive information from a variety of sources. Industry consolidation or technological advancements could result in a small number of websites or applications emerging as the predominant sources of digital knowledge, including information about physical business locations, thereby creating a less fragmented internet environment for purposes of end consumer searches about physical business locations or digital knowledge generally. Additionally, we may enter new geographies with less fragmented internet environments. If most end consumers relied on a few websites or applications for this information, or if reliably accurate information across the most used websites and applications were generated from a single source, the need for digital business listing synchronization and our platform could decline significantly. In particular, if larger providers of internet services were able to consolidate or control key websites and apps from which end consumers seek digital knowledge, including regarding physical locations, other entities and attributes, our platform may become less necessary or attractive to our customers, and our revenue would suffer accordingly.
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
Our ability to grow our business and increase revenue depends on our success in educating businesses and professional service providers about the potential benefits of our cloud-based platform. Cloud applications for organizing and managing digital knowledge, particularly for location and location-related data, have not previously been widely adopted. Concerns about cost, security, reliability and other issues may cause businesses and professional service providers not to adopt our platform. Moreover, businesses and professional service providers who have already invested substantial resources in other digital knowledge and data management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If businesses and professional service providers do not widely adopt software such as ours, our ability to grow our business will be limited.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. We currently work with more than 3,000 resellers. In fiscal years 2015 and 2016, one reseller, Dex Media, accounted for 12% and 10% of our revenue, respectively. No single customer accounted for more than 10% of our revenue for fiscal year 2017 or the nine months ended October 31, 2017. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. In June 2017, Dex Media announced it had acquired and merged with YP Holdings ("Dex-YP Merger"), which is also a reseller customer of ours. In August 2017, we signed a revised agreement with the newly combined company, which governs our continued relationship. Our revenue from the combined company represents less than 10% of our total revenue. While the Dex-YP Merger may have an impact on our revenue, we do not believe that this impact will be material. Also, we may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from fiscal year 2015 to fiscal year 2016, 38% from fiscal year 2016 to fiscal year 2017, and 39% from the three months ended October 31, 2016 to the three months ended October 31, 2017. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. So long as we meet certain requirements, we could be an "emerging growth company" until January 31, 2023. See "We are an emerging growth company, and we cannot be certain if the reduced disclosure and governance requirements applicable to emerging growth companies will make our common stock less attractive to investors" for the requirements to maintain emerging growth company status. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
Real or perceived errors, failures or bugs in our software, or in the software or systems of our third-party application providers and partners, could materially and adversely affect our operating results and growth prospects.
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
In addition, the proper functioning of our platform is dependent on the ability of our PowerListings Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our PowerListings Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. If our PowerListings Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.

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
More recently, we are pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed with our platform, such as physicians, wealth advisors and insurance agents, among others. However, our estimate of our total addressable market does not include these and other opportunities, including but not limited to:

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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 90,908,403 shares of our common stock outstanding as of October 31, 2017.
The lock-up agreements which restricted from resale all shares held by our directors and officers and substantially all of our stockholders and holders of options and warrants, other than shares of common stock issued in our initial public offering, expired at the end of the day on October 9, 2017. Given the expiration of the lock-up agreements, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.
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
101+
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of October 31, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended October 31, 2017 and 2016 and the nine months ended October 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of October 31, 2017 and January 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits.

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

Date: December 1, 2017	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)