Form 10-K
period 2018-01-31
Yext, Inc.
filed 2018-03-16
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 001-38056

YEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8059722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Madison Ave, 5th Floor New York, NY 10010
(Address of principal executive offices, including zip code)
(212) 994-3900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes      No   x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.  Yes  No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x (Do not check if a smaller reporting company)	Smaller reporting company	o
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes     No  x
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2017, the aggregate market value of its shares (based on a closing price of $13.00 per share) held by non-affiliates was approximately $465.1 million. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2018, the registrant had 94,174,107 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

In this Annual Report on Form 10-K, the words "we," "us," "our" and "Yext" refer to Yext, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I
Item 1. Business
Overview
Yext is a knowledge engine. Our platform lets businesses control their digital knowledge in the cloud and sync it to our PowerListings Network of approximately 150 service and application providers including Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Digital knowledge is the structured information that a business wants to make publicly accessible. For example, in food service, the address, phone number or menu details of a restaurant; in healthcare, the health insurances accepted by a physician or the precise drop‑off point of the emergency room at a hospital campus; or in finance, the ATM locations, retail bank holiday hours or insurance agent biographies. We believe a business is the ultimate authority on its own digital knowledge, and it is our mission to put that business in control of it, everywhere.
Intelligent search, which are searches of digital knowledge that combine context and intent, has grown significantly in recent years. Unlike traditional web-based search where many results are displayed as a list requiring further exploration, web and mobile applications and voice and artificial intelligence, or AI, engines are increasingly answering questions directly and in certain cases providing only one answer. As intelligent search grows, and increasingly leverages AI, consumers are more likely to rely on these direct answers, rather than clicking through to a business's website to find information about a company. The source of the results for intelligent searches is not a web page - it is structured data. Businesses and service providers want their digital knowledge to be accurate, compelling and more prominent than that of their competitors when consumers look for them on search platforms, mobile applications, voice assistants, social media, connected devices and other digital sources. Our solution drives commerce by providing updated digital knowledge that allows consumers to find the businesses and service providers that are most relevant to them.
The vast majority of digital knowledge provided by searches currently comes from third‑party sources such as data aggregators, governmental agencies and consumers. The net result of this third‑party sourcing has been to produce “best guess” data that can often miss or misstate the true digital knowledge for businesses worldwide. We pioneered a better way to source critical digital knowledge. We have built our business on the fundamental premise that the best source of accurate and timely digital knowledge about a business is the business itself. We have established direct data integrations with applications in our PowerListings Network that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. Our platform ensures that our customers’ digital knowledge is available, accurate and consistent across our PowerListings Network. Businesses can directly control their own digital knowledge rather than leaving it in the hands of third parties, thereby making our platform the system of record for such vital knowledge.
We are increasingly using the structured data on our platform to expand or add new integrations with vertically specialized applications, voice‑based search and AI engines. Our provision of structured digital knowledge, directly produced and managed by businesses and professional service providers themselves, helps ensure the accuracy of search results whether they are presented in traditional search results, an information card or an answer from a digital assistant.
The Yext Knowledge Engine is the core of our platform and enables businesses and professional service providers of all sizes to:

•	modify, enhance and control digital knowledge attributes for each of their locations, professionals, menus or other entities managed with our platform;

•
update once and disseminate changes to their listings across the most widely used third‑party maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks that consumers rely upon today;

•	create and update search‑optimized local pages;

•	encourage consumer reviews for inclusion on their local pages; and

•	analyze how listings, pages and reviews are driving consumer engagement.
We offer our cloud‑based Knowledge Engine platform to customers on a subscription basis in several packages. Each package provides varying levels of access to our key features, including Listings, Pages and Reviews. Our Listings feature provides customers with control over the digital presence of their location and other related attributes published on the most widely used third‑party applications. Our Pages feature gives our customers the ability to create individual web pages for their business, enabling control over the image and efficacy of their digital appearance on their own sites. Our Reviews feature enables customers to encourage and facilitate reviews, thereby increasing the quantity and quality of the reviews available to potential consumers and improving the search relevance for their businesses on our PowerListings Network. Ultimately, these and our other features and solutions help ensure that the critical digital knowledge created by businesses and professional service providers and delivered to the consumer is accurate, consistent, up to date and compelling.
Businesses and professional service providers of nearly all sizes and in a diverse set of industries, such as healthcare, retail and financial services, can benefit from our platform and capabilities. Today, our customers use our platform to control digital knowledge covering approximately 29,137,000 attributes and approximately 1,468,000 licenses. The term licenses includes not only locations, but also the number of persons and other entities managed on our platform, such as physicians, wealth advisors and insurance agents, among others. We believe this term reflects the broadening of our business into new services and our current pricing methodology.
We have experienced rapid growth in recent periods. For the fiscal years ended January 31, 2018, 2017 and 2016, our revenue was $170.2 million, $124.3 million and $89.7 million, respectively, our net loss was $66.6 million, $43.2 million and $26.5 million, respectively, and our non‑GAAP net loss was $44.2 million, $33.3 million and $22.0 million, respectively.
Industry Background
Consumer Discovery Has Changed. Intelligent search has grown significantly in recent years. Businesses are now able to leverage intelligent search to help individuals discover what they need without having to necessarily visit the business’s own website and return digital knowledge directly responsive to a search.
Knowledge Is Fundamental. Businesses spend significant sums on developing their brands and creating product and market awareness. When potential consumers reached through those efforts want to make a purchase, businesses need their digital knowledge to be widely available and correct so that they can be found efficiently. Inaccurate or incomplete information results in lost sales opportunities, negative brand experiences and organizational inefficiencies.
Intelligent Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as the address, phone number, menu options of a restaurant or operating hours. As a result, businesses and professional service providers must ensure that their digital knowledge is available, accurate and consistent so that they can be found. Moreover, businesses and professional service providers want to make sure that they appear prominently online when nearby consumers search for them.
Managing Digital Knowledge Is Challenging
Many businesses lack the capabilities to effectively control, structure and manage digital knowledge across the digital ecosystem where consumers discover businesses. This lack of management capability is due to several factors:

•
Lack of Control of Digital Knowledge. The vast majority of digital knowledge currently comes from third‑party sources such as data aggregators, governmental agencies and consumers. The net result of this third‑party sourcing has been to produce “best guess” data that can often miss or misstate the true digital knowledge for businesses worldwide.

•
Attributes that Comprise Digital Knowledge Are Expanding. Businesses need to be able to define their digital knowledge using detailed, category-specific attributes about their business ranging from name, address and phone number to more detailed items such as whether a hotel accepts pets, a restaurant has a gluten-free menu or a doctor accepts certain insurance plans.

•	Digital Knowledge Is Dynamic. Digital knowledge increasingly includes dynamic attributes that change frequently, such as opening hours, holiday hours, menus and promotions.

•
Digital Knowledge Exists in Many Places. The number of applications that leverage digital knowledge continues to increase, with the proliferation of vertical search applications and intelligent search using mobile, voice-based and in-app search. Businesses need an efficient way to control their digital knowledge across a multitude of services, such as Google, Facebook and Yelp.

Businesses Need to Provide Customers with Relevant and Actionable Information. When consumers search for businesses, they expect to be able to quickly find all of the relevant information they need about those organizations. Furthermore, the increase in the number of mobile users around the world has resulted in the need for business information to be available on the applications where consumers engage and to be presented in a way that is consistent with the language and customs of each geography in which consumers reside.
Existing Alternatives Are Inadequate. Traditional methods for managing digital knowledge include paper or legacy software‑based solutions, such as word processors or spreadsheets. Simply managing and updating information within the few core search engines, such as Google and Bing, through these traditional methods is already very challenging, and becomes even more so when implementing updates on newer services such as Instagram, Snapchat and Uber.
Customer Reviews Are of Critical and Growing Importance. Many major applications now include customer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in businesses being placed further down in the search rankings provided by some applications.
Growth Strategy
Key elements of our strategy include:

•
Grow Our Customer Base. We believe that there is a substantial opportunity to continue to increase the size of our customer base across a broad range of industries and companies, and to include more professional service providers, such as individual doctors, insurance agents and financial services professionals, in addition to businesses. We plan to continue to invest in our direct sales force to grow our customer base, both domestically and internationally.

•
Continue to Enter Attractive Industry Verticals. As of January 31, 2018, we have addressed specific industry verticals, such as healthcare, retail and financial services, and we plan to continue this go-to-market strategy. More recently we have introduced Yext for Mortgage for the consumer lending industry and Yext for Food for the food services industry.

•
Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our solution only for their stores in a particular country. We also up‑sell additional features, such as Pages and Reviews, to existing customers, who generally start with our entry‑level Listings feature. See "—Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.

•
Expand Internationally. We believe that we have a significant opportunity to expand the use of our platform outside the United States. We derived more than 10% of our revenue from non‑U.S. sales in the fiscal year ended January 31, 2018 and we believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.‑based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Switzerland, Japan and China and we intend to further expand our footprint to other regions.

•
Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities for our customers to meet their digital knowledge management needs. We will continue to invest in platform and features development to help our customers better control their digital knowledge. In January 2018, we launched Knowledge Assistant, which allows customers to text or message updates into the Knowledge Engine or respond to reviews using a simple, conversational interface. In November 2017, we introduced Yext for Events, a feature that enables businesses to manage the public knowledge about their events and create event pages and calendars.

•
Extend the PowerListings Network. We plan to continue to expand our PowerListings Network. In the fiscal year ended January 31, 2018 we expanded our PowerListings Network to approximately 150 applications. We are increasing our focus on adding more industry vertical-specific and international services to our PowerListings Network as well as including new services that may become more commonly used in the future.

•
Expand Our Developer Platform. We opened up our Knowledge Engine to developers with the introduction of our Yext Developer platform. Yext Developer offers our customers the ability to integrate into other systems to give our customers programmatic control of their organization’s digital knowledge. We believe that the introduction of our Yext Developer platform will further expand the ways that our Knowledge Engine can be utilized and increase customer retention.

Key Benefits of Our Platform
Our global Knowledge Engine provides the following benefits depending on a customer’s subscription level and enabled solutions and features:

•
Control over Digital Knowledge. Our platform is the system of record that enables our customers to control their digital knowledge and be the single source of truth for their information everywhere. Our customers quickly gain control of their digital knowledge, such as their location data, listings and related attributes, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our PowerListings Network.

•
Flexibility for Optimized Management of Digital Knowledge Attributes. Our technology enables businesses to develop structured digital knowledge that suits their business needs and is optimized for search and discovery. Our solution gives businesses the ability to organize, edit and update digital knowledge based on numerous standard attribute fields, such as address and hours of operation, and increase the depth of their digital knowledge using our extensible custom fields, such as menu options or accepted insurance plans.

•
Direct Integrations with the Most Relevant Services. Our platform, coupled with our PowerListings Network of approximately 150 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks, provides our customers with the ability to update their digital knowledge and content across this network with a single click.

•
Ability to Create Compelling Local Pages for Consumers. Our Pages feature enables businesses to create a compelling online consumer experience utilizing rich content that accurately represents their brands at a local level and establishes a consumer call to action.

•
Ability to Drive More Reviews and Increase Consumer Engagement. Our Reviews feature helps our customers to gather additional genuine consumer reviews and add those reviews to a customer's website as well as monitor and respond to reviews posted across the PowerListings Network.

•	Ability to Perform Advanced Analytics. Our platform's advanced analytics informs businesses about their digital public presence.

•
Global Reach and Local Expertise. Our platform integrates with both global and country-specific search engines and applications, accepts international address and phone number data, and allows local employees to contribute individual expertise, providing a consumer experience that respects local languages, address formats and customs.

The Yext Knowledge Engine
The Yext Knowledge Engine is our cloud‑based platform that powers our key capabilities allowing customers to control their digital knowledge and the content of their local landing pages and to manage their consumer reviews, all from a single login. From our Knowledge Engine customers can centralize, control and manage more than 100 standard data fields, including name, address and phone number, map marker, holiday hours, location‑specific promotions, photo and video content and social links, use the data to power and update their local landing pages and make this information available through our PowerListings Network of approximately 150 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
Our Knowledge Engine powers all of our key features, including Listings, Pages and Reviews.
Listings
Our Listings feature allows our customers to control digital knowledge specific to location data so that updates are controlled through our platform, and then sync and update the content across our PowerListings Network. Listings also enables the suppression of duplicate listings, as well as the implementation of real‑time or near‑real‑time and scheduled updates of our customers’ data.
Our PowerListings Network is comprised of approximately 150 services and applications across the globe, including major search engines, such as Bing and Google; social apps, such as Facebook; local service sites, such as Yelp; and mapping apps, such as Apple Maps and Google Maps. We have direct data integrations with applications in our PowerListings Network. As a result, our customers are able to control and update their business listings across all of these applications through our integrated platform with a single click.
Listings also provides analytics support to keep our customers informed of how their public presence across the PowerListings Network is impacting their business, including visibility into how often their listings are appearing in search results and how many people are clicking from those search results to learn more. Additionally, Listings enables our customers to control their brand content across all of their business listings to ensure a consistent message regardless of city, country or language.
Pages
Our Pages feature allows customers to establish specialized landing pages for their business, such as separate pages for each store, insurance agent or doctor’s office, on their own websites and to manage rich and compelling digital content on those sites, including calls to action. Pages are automatically updated when the customer makes changes to the content linked to our Knowledge Engine, creating a unique, dynamic web presence for every page.
Pages are built with search engine optimization ("SEO"), best practices, structured digital knowledge using standardized schema.org-defined standards, a fully configurable URL scheme and a consistent cross‑device experience to assist our customers’ stores, agents, offices or service centers to increase their websites’ search engine visibility and traffic. Schema.org is an open and collaborative initiative launched by certain large search engines that defines the vocabulary and format for structured markup. Customers can work with Yext to build custom landing pages or can build and manage their own webpages using data stored in the Knowledge Engine and Yext’s platform functionality to add schema.org tagging and page content.
Our Pages feature has the functionality to automatically display our customers’ most convenient location to consumers who are searching, enabling the filtering and refinement of searches on websites by address, zip code, landmark, service and more. Additionally, Pages enhances the visibility of our customers’ websites by categorizing their businesses based on the product lines or services that they offer and supports multi‑lingual content storage, allowing our customers to provide targeted content to their prospective end consumers and to organize digital knowledge so that consumers and search engines are able to more easily locate the information they are searching for.
Reviews
Our Reviews feature enables customers to encourage and facilitate reviews from their end consumer, thereby increasing the quantity and quality of the reviews available to potential consumers, the tools to manage their reviews from multiple sources across our PowerListings Network from a single location.
Our Review Publishing platform utilizes SEO best practices, enhancing the visibility of the customer reviews on our customers' websites. Additionally, our Review Quarantine feature allows our customers to hold their customer reviews for up to seven days before they go live, permitting our customers to address authentic but negative feedback before it becomes public and automatically flags inauthentic or inappropriate reviews for removal.

Our Reviews feature also leverages our direct integrations across the PowerListings Network to pull all of our customers’ reviews, from every location managed on our platform, into a single dashboard so that our customers can stay informed in an efficient manner. It also has functionality to alert our customers with a notification once new reviews become available and provides a platform for our customer to respond to reviews and engage with their customers directly from the Yext Knowledge Engine. Reviews also allows our customers to view and generate reports that display metrics of their ratings and reviews, based upon location, website or service and other factors.
Key Additional Features of the Yext Knowledge Engine
Although our Knowledge Engine is used most heavily to support our key features, including Listings, Pages and Reviews, the platform also provides our customers with a number of additional key features and benefits including:

•
Core Data. Our platform contains a centralized hub for all our customers' data that defines their stores, offices, physicians, branches, ATMs, agents, dealerships, restaurants or service centers. Purpose‑built for managing attributes related to any entity managed in the platform, it supports more than 100 standard data fields, from address and phone number to payment methods, search categories, holiday hours, product and menu lists and location‑specific offers. Editing data, in bulk or for individual records, is easy.

•
Geocoding and Data Cleansing. Upon implementation, all of our customers benefit from our rigorous data cleansing process to help ensure their data is formatted consistently and completely, regardless of the number of entities managed on our platform and the number of attributes. Our operations team reviews data to detect inconsistencies, discrepancies, and missing fields. We help our customers ensure that their data is correct and complete, and we work with them to find the best way to fill any gaps we find. As part of our rigorous data cleansing process, we verify all customers’ coordinates with some of the largest mapping providers in the PowerListings Network-including Google Maps and Bing-so that customers’ map pins appear correctly to both drivers and pedestrians.

•
Bulk Data Management. In our user‑friendly Partner Portal, customers can take bulk actions as needed, including uploading, editing, exporting and moving managed entities within their account, and to the extent applicable creating social posts.

•	Knowledge Tags. Our Knowledge Tags feature allows customers to add schema mark-up to their websites to make the content on the website easier to find in search results.

•	APIs. Our low‑latency APIs make it easy for customers to ensure that all of their internal systems work consistently when connecting with the Knowledge Engine.

•
Custom Fields. Custom fields make it easy for our customers to extend their existing data model to our Knowledge Engine. We work with our customers to define the custom fields that represent their data management strategy best, like brand, open status or square footage. Customers can add custom fields that support URLs, photos, yes/no answers or 12 additional data validation types to manage information related to their business on their own terms.

•
Multilingual Content Support. Our Multi‑Language Data Storage allows our customers to present a tailored experience to diverse consumers locally and worldwide while maintaining data consistency, avoiding discrepancies and satisfying local customers. Additionally, our industry expertise and direct PowerListings Network relationships support our customers’ global scale and expansion with smart, pre‑formatted addresses, phone numbers and payment options for which we can support approximately 200 countries and 100 languages and dialects.

•
Local User Portal. Our customizable and extensible Local User Portal delivers a branded experience to franchisees, agents or advisors, giving local managers an active role in managing the digital knowledge that consumers seek while maintaining brand compliance.

•
User Roles and Approval Workflows. Our flexible, scalable user roles, workflows and approvals give our customers the option to allow franchisees or local managers to manage data for their business while letting corporate management maintain total brand control. Management can empower franchisees or local managers to contribute key data about their individual properties that give their online presence a personal touch, including hours of operation, photos and local specials. Our flexible workflows support the processes and controls of business so managers can give individuals users, such as their employees, franchisees or local or regional managers, as much or as little responsibility as they would like. Those users can request edits to any data field, while approvers can review requested changes, accept, reject or reassign those changes, and explain their decisions to those who made the request. Our Smart Notifications make it easy to comply and collaborate.

•	Knowledge Assistant. Knowledge Assistant lets businesses text or message updates into the Knowledge Engine or respond to reviews using a simple, conversational interface.

•
Scheduled Content and Digital Asset Management. Changes to digital knowledge, from holiday hours to featured promotions to social posts, can be scheduled to post automatically on the dates desired. Our customers are able to view all the locations that leverage a digital asset such as a photo, video or text, in order to keep track of where and when photos and offers appear to consumers.

•
Analytics Hub. Analytics keep our customers informed of how their public presence across services drives business for their brands. For example, customers can view how often their listings appear in search, how many people click from those search results to learn more, the terms for which their individual business locations appear to consumers and favorite Instagram hashtags to post from those locations. Via our direct data integrations with applications in the PowerListings Network, customers control the URL that their listings drive to, so they can tie their listings back to the conversion metric of their choice.

•
App Directory. The App Directory extends the utility of data stored in the Knowledge Engine to many other software systems. These self-serve, pre-built integrations allow a business to connect information from various systems across the company such as workforce management systems and CRM databases to create a single customer-facing view of their public information.

Our Technology
Our cloud‑based platform is designed to scale as we continue to add customers and allows us to support digital knowledge for the locations, persons and entities managed with our platform and the millions of associated attributes. The platform is built primarily with industry‑standard open source technology. We use a microservices‑based architecture to maximize the manageability, flexibility and scalability of our software as it continues to grow more complex. We also employ a modern continuous delivery approach to building, testing and deploying our software.
Hosting
The majority of our customer‑facing software is run from two co‑location data centers. To provide the highest level of up‑time and lowest latency for our platform capabilities, key high‑volume services are hosted by third‑party hosting services, which allows easier and greater scalability and provides for redundancy.
Data Structure
Our Yext Knowledge Engine allows customers to collect, store and manage structured data, consistent with standards published by schema.org. Schema.org is an open and collaborative initiative launched by certain large search engines that defines the vocabulary and format for structured markup. Search engines like Google and Bing consume local data through structured markup placed in the underlying code of web pages.
We actively monitor and track the schema.org standards so that our Yext Knowledge Engine stores and publishes data in accordance with the most current schema.org specifications.
Interfaces with our PowerListings Network
We rely on integrations with each of the applications in our PowerListings Network that enable us to accomplish some or all of the following key tasks with members of our PowerListings Network:

•	search for existing listings and retrieve details about them, in order to match our customers’ digital knowledge to existing listing data;

•	claim listings and deliver updated digital knowledge content;

•	retrieve or get notified about reviews and allow review response; and

•	obtain statistics about traffic on listings to display to our customers in the platform.
Over the years, we have developed special integrations with a number of the applications in our PowerListings Network. We have also worked with the major application providers in the PowerListings Network to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller PowerListings Network application providers, we have developed our own API specifications that each provider builds and implements for integration with our Yext Knowledge Engine.
Our Customers
As of January 31, 2018, we served businesses with locations in over 100 countries. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct buying entity, such as a company, a government institution, a franchisor, a service provider or agency or a distinct business unit of a large corporation that has an active contract directly with us.
No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2018 and 2017, respectively. One reseller customer, Dex Media, currently known as Dex-YP, accounted for approximately 10% of our revenue for the fiscal year ended January 31, 2016.

Sales and Marketing
We sell our solution globally to customers of all sizes through direct sales efforts to our customers, including third‑party resellers, and through a self‑service purchase process. Most of our third-party reseller customers serve small businesses or non‑U.S. businesses, while we serve the significant majority of enterprise and mid‑size business customers through our direct sales force. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer.
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. As of January 31, 2018, we had 131 quota-carrying sales representatives compared to 100 as of January 31, 2017. We plan to continue to grow our sales and marketing organization as we expand globally.
Through our direct sales efforts, we offer annual and multi-year subscriptions to our platform. Our pricing strategy generally varies based on the number of licenses managed by a customer and the level of service and features that a customer requires. Until October 2015, we generally offered various customized levels of access to some or all of our features in our platform on a subscription basis with pricing based on the number of locations and features used. Beginning in October 2015, we began pricing new subscriptions in a more discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform. More recently, we began pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed on our platform, such as physicians, wealth advisors and insurance agents, among others. We now refer to these locations, persons and other entities collectively as "licenses," which we believe reflects the broadening of our business into new services and our current pricing methodology.
We categorize our current packages as Base, Starter, Professional and Ultimate, which start with basic access to the Knowledge Engine and successively include access to additional capabilities at a higher cost. Many of our customers initially deploy a Starter or Professional subscription to control and manage their digital knowledge using the Listings feature. Some customers start with the Base subscription if they only need internal data management. As customers realize the benefits of our platform, many have increased or expanded their existing subscription levels to obtain greater access to our key features, such as Pages and Reviews, as they need them.
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long‑term value of our customer relationships. We assess our performance in this respect using a metric we refer to as our dollar‑based net retention rate. Our dollar‑based net retention rate was 109%, 119%, and 121% for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. The overall decline in the rate during the fiscal year ended January 31, 2018 was primarily attributed to mergers, acquisitions and bankruptcies of certain customers; however, the net retention rate with our enterprise customers remained generally consistent with the prior year. We calculate this metric for a particular period by first establishing a cohort of the enterprise, mid‑size and reseller customers who had active contracts at the end of each month of the same period in the prior year. We divide the single month revenue from each of those customer cohorts for the applicable month in the current year by the single month revenue of that same customer cohort for the corresponding month in the prior year. We then determine the dollar‑based weighted average of each of the monthly rates, and this average represents the dollar‑based net retention rate for the period. We only consider revenue from enterprise and mid‑size customers and reseller customers when calculating this metric since small businesses that have limited locations experience inherently high turnover. Our revenue from direct sales to small businesses represented less than 20% of our total revenue in the fiscal years ended January 31, 2018, 2017 and 2016, and we expect it to decline further as a percentage of total revenue as our other channels increase, although not in absolute dollars.
Customer Support and Professional Services
Our account services team provides customer support for each of our customers. Support begins in the customer acquisition phase and continues throughout the duration of the relationship. Customer support includes working with customers on launch and on‑boarding, ongoing support, assessment of solution and feature mix, analytics and renewal. We also have a dedicated professional services team. This team provides support to customers that require custom development services, may have special operational needs or may require more custom analytics.
Research and Development
As of January 31, 2018, our research and development organization had 114 employees. Our global research and development organization uses and shares the same technology, platform development tools and data across various sites. Our research and development expenses were $25.7 million, $19.3 million and $16.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Intellectual Property
Our intellectual property is an essential element of our business. We rely on a combination of patent, trade secret, trademark, copyright and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property rights. We also license certain third‑party technology for use in conjunction with our platform.
We believe that our continued success depends on hiring and retaining highly capable and innovative employees, especially as it relates to our engineering base. It is our policy that our employees and independent contractors involved in development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.
Patents and Patent Applications
As of January 31, 2018, we had eight issued U.S. patents, three non‑provisional and one provisional U.S. patent applications and four international Patent Cooperation Treaty patent applications pending, of which we have filed one national stage application in the European Union. The issued patents have expiration dates ranging from 2032 to 2035. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2018, we had 54 trademarks registered globally. “Yext” and “PowerListings” are registered trademarks in the United States and in certain other countries.
Competition
The market for digital knowledge management, particularly for location and location‑related data, is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our primary competition comes from businesses that choose to handle digital knowledge management in‑house using manual, paper and spreadsheet‑based systems that corporate personnel employ in a fragmented manner rather than pay for a third‑party solution. In addition, some small companies may offer products and solutions at lower price points than us or that compete with some but not all of the features present in our platform and solutions. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
We believe that we generally compete favorably with our competitors because of the size and breadth of our integration and relationships with the applications in our PowerListings Network, the features and performance of our platform and our various solutions, the ease of integration of our solutions with the technological infrastructures of our customers and the incremental marketing benefits and return on investment that our various solutions offer to our customers.
Employees
As of January 31, 2018, we had over 800 full‑time employees, the majority of which were located in our New York headquarters. We consider our culture and employees to be vital to our success. None of our domestic employees are represented by a labor union or covered by a collective bargaining agreement, although works councils exist in various foreign jurisdictions where we have employees.
Segment and Geographic Information
Information about segment and geographic revenue is set forth in Note 2 "Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Additional Information
We were incorporated in 2006 as a Delaware corporation. Our headquarters are located at 1 Madison Avenue, 5th Floor, New York, NY 10010 and our telephone number is (212) 994-3900. You can access our website at www.yext.com and our investor relations website at http://investors.yext.com.
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website at http://www.sec.gov that contains our SEC filings. Furthermore, you may read and copy any materials we have filed with or furnished to the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information contained on, or that can be accessed through, our website, our investor relations website or the SEC's website is part of this Form 10-K nor is such information incorporated by reference herein.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $66.6 million, $43.2 million and $26.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. As of January 31, 2018, we had an accumulated deficit of $233.5 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
We have a limited operating history as a digital knowledge software company, which makes it difficult to predict our future operating results.
We were incorporated in 2006 and originally operated as an advertising services company. Our business has evolved several times since then. For example, we sold our advertising business to IAC/InterActiveCorp in 2012 to focus our operations on becoming a leading digital knowledge management company. Many of the most popular features of our platform have only been launched in the past few years.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 800 as of January 31, 2018 and have hired several members of our senior management team in recent years.
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
In addition, to manage the expected growth of our headcount, customer-base and operations, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term.
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
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. Our revenue from non-U.S. operations has grown from approximately 2% of our total revenue in the fiscal year ended January 31, 2016 to more than 10% of total revenue in the fiscal year ended January 31, 2018. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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

Also, our network service provider fees outside of the United States are generally higher than domestic rates, and our gross margin may be affected and may fluctuate as we expand our operations and customer base worldwide.
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
We have established strategic relationships with approximately 150 third-party service and application providers that comprise our PowerListings Network, including Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the PowerListings Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our PowerListings Network would not be as efficient, accurate or competitive.
In order to grow our business, we anticipate that we will need to continue to maintain and potentially expand these relationships. We may be unsuccessful in renegotiating our agreements with these third-party application providers or third-party application providers may insist on fees to access their applications. Additionally, our contracts with these third-party application providers are generally cancelable upon 30 days' notice, and we could lose access to these resources without having sufficient time to replace them. We believe we will also need to establish new relationships with third-party application providers, including third-party application providers in new geographic markets that we enter, and third-party application providers that may emerge in the future as leading sources of digital knowledge for end consumers. Identifying potential third-party application providers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective than we are in providing incentives to application providers to favor their products or services or to prevent or reduce subscriptions to our products. In addition, the acquisition of a competitor by one of our third-party application providers could result in the termination of our relationship with that third-party application provider, which, in turn, could lead to decreased customer subscriptions. If we are unsuccessful in establishing or maintaining our relationships with third-party application providers, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
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
We currently face many competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. Also, a number of potential new competitors, including those with longer operating histories, greater name recognition, more established customer bases or significantly greater financial, technical, marketing and other resources than we do, may decide to enter the digital knowledge management business and create or acquire products that are competitive to our platform. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
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
Our platform must integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, mobile, browser and database technologies. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective and timely manner, our platform may become less marketable and less competitive or obsolete and our operating results may be negatively affected. In addition, an increasing number of customers are utilizing mobile devices to access the internet and conduct business. If we cannot continue to effectively make our platform available on these mobile devices and offer the information, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers, which could negatively affect our revenue.
If we are unable to successfully develop and market new features, make enhancements to our existing features, or expand our offerings into new market segments, our business, results of operations and competitive position may suffer.
The software industry is subject to rapid technological change and evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, increase adoption and usage of our platform and introduce new features. We expend significant resources on research and development to enhance our platform and to incorporate additional features, improve functionality or add other enhancements in order to meet our customers' rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management's attention from current offerings.
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
If customers do not expand their use of our platform beyond their current subscriptions and licenses, our ability to grow our business and operating results may be adversely affected.
Most of our customers currently subscribe to packages that do not include all of our features. Our ability to grow our business depends in part on our ability to encourage current and future customers to subscribe to our higher priced packages with more extensive features. If we fail to achieve market acceptance of new features, or if a competitor establishes a more widely adopted platform, our revenue and operating results will be harmed. In addition, customers may initially purchase licenses for only a portion of the locations or entities that comprise their business. If these customers do not expand the number of licenses managed with our platform, our revenue and operating results will be harmed.
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
Our typical direct sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision or may require the approval of senior management, which may not only lengthen the sales cycle but also reduce the likelihood of completing a sale. Longer sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately scale our direct sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
A portion of our revenue is dependent on a few customers.
For the fiscal years ended January 31, 2018, 2017 and 2016, our top five customers, which included third-party resellers, accounted for approximately 17%, 18% and 22%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. As of January 31, 2018, we work with more than 3,000 resellers. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2018 and 2017, respectively. One reseller customer accounted for approximately 10% of our revenue for the fiscal year ended January 31, 2016. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. In June 2017, Dex Media announced it had acquired and merged with YP Holdings ("Dex-YP Merger"), which is also a reseller customer of ours. In August 2017, we signed a revised agreement with the newly combined company, which governs our continued relationship. Our revenue from the combined company represents less than 10% of our total revenue. While the Dex-YP Merger may have an impact on our revenue, we do not believe that this impact will be material. Also, we may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, and 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
For example, in December 2015, we suffered a denial-of-service attack, which resulted in the inability for some of our customers to access our platform for several hours. If we experience additional compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the loss of, or unauthorized access to, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches or other unauthorized access to, or use or acquisition of, personal information or other types of confidential information that we or our services providers maintain, could result in claims against us for identity theft or other similar fraud claims, breach of contract or indemnity, governmental enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Our existing insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims related to a security breach. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies could have a material adverse effect on our business. We could also be required to incur significant costs for remediation or expend significant capital and other resources to address a security breach. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
In addition, customers' and application providers' accounts and listing pages hosted on our platform could be accessed by unauthorized persons for the purpose of placing illegal, abusive or otherwise unauthorized content on their respective websites and applications. If an unauthorized person obtained access to a customer's account or our platform, such person could update the customer's business information with abusive content or create and disseminate false responses to reviews. This type of unauthorized activity could negatively affect our ability to attract new customers and application providers, deter current customers and application providers from using our platform, subject us to third-party lawsuits, regulatory fines, indemnification requests or additional liability under customer contracts, or other action or liability, any of which could materially harm our business, operating results and financial condition.
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
In connection with the audits of the fiscal year 2016, 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified two material weaknesses in our controls. The first material weakness pertained to controls over the revenue recognition process resulting from a lack of logical access controls over our revenue system and the lack of review controls with regard to manual revenue adjustments. Specifically, we did not have adequate:

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
Also in connection with our audits of the fiscal year 2016, 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified a second material weakness, primarily related to the lack of review and oversight over the financial close. We determined that we had insufficient financial statement close processes and procedures, including the classification and presentation of expenses. We are taking steps to remediate this weakness, including having hired senior accounting personnel in our internal audit group and chief accounting officer's group with a focus on SEC reporting and technical accounting.
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
Although we have previously acquired businesses, we have limited acquisition experience. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated liabilities associated with the acquisition;

•	difficulty incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	incurrence of acquisition-related costs;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business into our customers;

•	diversion of our management's attention from other business concerns;

•	adverse effects to our existing business relationships as a result of the acquisition;

•	potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative processes or litigation. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents.
We also rely, in part, on confidentiality agreements with our employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or the software we currently license may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.
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
In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, legislators have adopted the

General Data Protection Regulation, or GDPR, which, when effective in May 2018, will replace the 1995 European Union Data Protection Directive and supersede applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. We have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States.
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
We may be subject to rules of the FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to commercial electronic mail messages, which specify penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request. Compliance with these provisions may limit our ability to send certain types of electronic mail messages. If we were found to have violated such rules and regulations, we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party vendors, including data center, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. Our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with the data center provider or if the data center provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
If we do not accurately predict our infrastructure requirements, our existing customers may experience performance degradation or service outages, which may subject us to financial penalties, financial liabilities and customer losses. For example, to support the international growth of our business, we may need to expand data center capacity outside the United States but may not be able to find a cost effective provider in a timely manner, if at all.  When we add data centers and capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.

Natural disasters and other events beyond our control could adversely affect us.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, acts of terrorism and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to continue operations, and could decrease demand for our platform. Our data centers are located in New Jersey and Texas, making our business particularly susceptible to natural disasters in those areas. Any natural disaster affecting our data centers could have an adverse effect on our financial condition and operating results.
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
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. We face intense competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals, which could have an adverse effect on our business.
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
We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our platform and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. In addition, we sell our features to companies in a number of industries, including healthcare, retail and financial services. If we are not successful in building our brand, we may become identified with a single industry, which could make it more difficult for us to penetrate other industries.
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
Significant judgments and estimates are required in determining the (provision for) benefit from income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax laws. We continue to evaluate the impacts of the Tax Reform Act and consider certain amounts recorded in our consolidated financial statements as of January 31, 2018 to be provisional. As additional regulatory guidance is issued, as accounting treatment is clarified and as we perform additional analysis on the application of the law, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts. See Note 11 "Income Taxes" to our consolidated financial statements for additional information regarding the impact of the Tax Reform Act on our financial results.
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
As of January 31, 2018, we had gross U.S. federal and tax-effected state net operating loss carryforwards, or NOLs, of $187.0 million and $7.3 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, due to the Tax Reform Act, during the fiscal year ended January 31, 2018, we remeasured our deferred tax assets and liabilities based on the new enacted tax rate. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.
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
Our estimates of market opportunity, market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves our forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity and size estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. We historically have analyzed the size of our estimated total addressable market, solely with respect to locations, using data published by third parties as well as internally generated data and assumptions regarding our ability to generate revenue from those locations. We have not independently verified the estimate of locations published by third parties and cannot assure you of its accuracy or completeness. In addition, our estimated market size for location-related data is based on an assumed annual revenue per location, which may not be comparable to and differs from annual revenue per license. In addition, as we enter a new geographic market, we may initially provide discounts to customers to gain market traction, and the amount and effect of these discounts may vary greatly by geography and size of market and may cause our average revenue per location to be lower than historical averages. Finally, we are evaluating our total addressable market with respect to new product offerings and new markets. These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.

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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new features and enhance our existing features, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, features and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop feature enhancements and respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 93,976,930 shares of our common stock outstanding as of January 31, 2018.
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
As of December 31, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially owned approximately 45% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

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
If we no longer qualify as an emerging growth company, as defined by the JOBS Act and as certain extended transition periods available to emerging growth companies expire, we will become subject to additional reporting requirements and standards. For example, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will become subject to additional requirements when we are no longer an emerging growth company. In addition, as an emerging growth company, we have delayed adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); however, we will be required to apply the standard on February 1, 2019. While we are taking steps to implement the systems and processes required to comply with these additional requirements, we cannot assure you that the measures we have taken to date, and are continuing to implement, will enable us to comply fully and in a timely manner.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide corporate headquarters and executive offices are located in New York, New York, where we occupy approximately 95,000 square feet of office space under a lease and a sublease that expire in December 2020. In addition to serving as our corporate headquarters, our New York offices also support our sales, marketing, research and development and other general and administrative functions. We also have domestic offices including an office in Tysons Corner, Virginia and international offices including an office in London, United Kingdom. All of our facilities are leased. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms if and when it becomes needed.
Item 3.    Legal Proceedings
We are not currently a party to any legal proceedings that are material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on the New York Stock Exchange under the symbol “YEXT” on April 13, 2017. Prior to that date, there was no public trading market for our common stock.
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended January 31, 2018
First Quarter (Beginning April 13, 2017)	$15.10	$13.19
Second Quarter	$15.11	$12.05
Third Quarter	$14.63	$11.12
Fourth Quarter	$14.78	$11.03
Dividend Policy
We have never declared or paid any dividends on our capital stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility agreement contains customary covenants restricting our ability to pay dividends.
Stockholders
As of February 28, 2018, there were 113 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Use of Proceeds from Public Offering of Common Stock
On April 12, 2017, our Registration Statement on Form S-1, as amended (Reg. No. 333-216642), was declared effective in connection with the initial public offering of our common stock. We registered an aggregate of 12,075,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $11.00 per share. The offering closed on April 19, 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus relating to that offering dated April 12, 2017.
Sales of Unregistered Equity Securities
From February 1, 2017 to April 12, 2017, we issued and sold to our employees an aggregate of 2,695,118 unregistered shares of common stock upon the exercise of options for an aggregate exercise price of $2.1 million. During this period, 60,000 restricted stock units vested, and we also awarded options for the purchase of 799,250 shares of common stock at exercise prices ranging from $8.59 to $9.00 per share. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended ("Securities Act"), because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2018.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	26,970,441	(3)	$5.65	3,170,872	(4)
Equity compensation plans not approved by security holders	—		$—	—
Total	26,970,441		$5.65	3,170,872
(1) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding restricted stock and restricted stock units.
(2) These plans consist of our 2008 Equity Incentive Plan, 2016 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. The 2008 Equity Incentive Plan was terminated in connection with the adoption of the 2016 Equity Incentive Plan and we will not grant any additional awards under the 2008 Equity Incentive Plan. However, the 2008 Equity Incentive Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
(3) This amount includes 22,512,856 shares subject to outstanding options and 4,457,585 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans. Such increases are not reflected in the table above.

Performance Graph
The following shall not be deemed soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The graph assumes an initial investment of $100 in our common stock at the market close on April 13, 2017, which was our initial trading day. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of January 31, 2018 and 2017 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2015 and the consolidated balance sheet data as of January 31, 2016 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	$170,201	$124,261	$89,724	$60,002
Cost of revenue(1)	44,095	36,950	31,033	24,832
Gross profit	126,106	87,311	58,691	35,170
Operating expenses:
Sales and marketing(1)	126,980	81,529	49,822	31,588
Research and development(1)	25,687	19,316	16,201	11,945
General and administrative(1)	40,079	29,166	18,806	8,988
Total operating expenses	192,746	130,011	84,829	52,521
Loss from operations	(66,640)	(42,700)	(26,138)	(17,351)
Investment income	1,135	34	6	5
Interest expense	(359)	(150)	—	—
Other (expense) income, net	(539)	(266)	(418)	73
Loss from operations before income taxes	(66,403)	(43,082)	(26,550)	(17,273)
(Provision for) benefit from income taxes	(162)	(68)	55	—
Net loss	$(66,565)	$(43,150)	$(26,495)	$(17,273)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.85)	$(1.39)	$(0.89)	$(0.61)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted (2)	78,632,448	31,069,695	29,917,814	28,519,917
(1) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016	2015
Cost of revenue	$1,459	$590	$533	$399
Sales and marketing	11,121	4,359	1,559	920
Research and development	3,756	1,954	1,300	1,104
General and administrative	6,024	2,948	1,115	480
Total stock-based compensation expense	$22,360	$9,851	$4,507	$2,903
(2) See Note 13 "Net Loss Per Share Attributable to Common Stockholders" to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,367	$24,420	$30,028
Marketable securities	$83,974	$—	$—
Total current assets	$180,042	$61,829	$58,156
Total assets	$203,489	$86,465	$85,497
Deferred revenue, current	$89,474	$57,112	$35,954
Total liabilities	$122,036	$93,605	$60,118
Accumulated deficit	$(233,450)	$(166,885)	$(123,735)
Total stockholders' equity (deficit)	$81,453	$(127,755)	$(95,236)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K.
Overview
Yext is a knowledge engine. Our platform lets businesses control their digital knowledge in the cloud and sync it to approximately 150 services and applications, which we refer to as our PowerListings Network and includes Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. We have established direct data integrations with applications in our PowerListings Network that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries.
Our cloud-based platform, the Yext Knowledge Engine, powers all of our key features, including Listings, Pages and Reviews, along with our other features and capabilities. We offer annual and multi-year subscriptions to our platform. We had historically priced our subscriptions based on custom combinations of the features that the customer wished to access and the number of locations that the customer managed with our platform. Beginning in October 2015, we began pricing new subscriptions in a more discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform. More recently, we are pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed with our platform, such as physicians, wealth advisors and insurance agents, among others. We now refer to these locations, persons and other entities collectively as "licenses," which we believe reflects the broadening of our business into new services and our current pricing methodology.
We sell our solution globally to customers of all sizes, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
While our revenue is predominantly based in the U.S., we have continued to grow internationally in recent years. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations has grown from approximately 2% of our total revenue in the fiscal year ended January 31, 2016 to more than 10% of total revenue in the fiscal year ended January 31, 2018. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Our business has evolved in recent years. For example:

•	in 2015, we continued to expand our PowerListings Network to include over 100 global applications;

•
in 2016, we launched specialized integrations to our platform with applications like Uber and Snapchat, added our Reviews feature to our platform and held our inaugural industry and customer event in New York City; and

•
in 2017, we introduced the Yext App Directory, which enables businesses to connect information from systems across the business, such as workforce management systems and customer relationship management databases and held our second annual industry and customer event, ONWARD 2017 (formerly called "LocationWorld"), in November 2017, in New York City.

We have experienced rapid growth in recent periods, nearly all of which has been organic growth as we have not historically conducted many acquisitions. Evidencing our strengthening market position in recent years, we have grown the number of licenses listed in our Knowledge Engine platform from approximately 345,000 as of January 31, 2015 to approximately 1,468,000 as of January 31, 2018. Our revenue was $170.2 million, $124.3 million and $89.7 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, are to the fiscal year ended January 31, 2018.

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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Revenue	$170,201	$124,261	$89,724
Cost of revenue(1)	44,095	36,950	31,033
Gross profit	126,106	87,311	58,691
Operating expenses:
Sales and marketing(1)	126,980	81,529	49,822
Research and development(1)	25,687	19,316	16,201
General and administrative(1)	40,079	29,166	18,806
Total operating expenses	192,746	130,011	84,829
Loss from operations	(66,640)	(42,700)	(26,138)
Investment income	1,135	34	6
Interest expense	(359)	(150)	—
Other expense, net	(539)	(266)	(418)
Loss from operations before income taxes	(66,403)	(43,082)	(26,550)
(Provision for) benefit from income taxes	(162)	(68)	55
Net loss	$(66,565)	$(43,150)	$(26,495)

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,459	$590	$533
Sales and marketing	11,121	4,359	1,559
Research and development	3,756	1,954	1,300
General and administrative	6,024	2,948	1,115
Total stock-based compensation expense	$22,360	$9,851	$4,507
The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	26	30	35
Gross profit	74	70	65
Operating expenses:			—
Sales and marketing	74	66	56
Research and development	15	16	18
General and administrative	24	23	21
Total operating expenses	113	105	95
Loss from operations	(39)	(35)	(30)
Investment income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	—
Loss from operations before income taxes	(39)	(35)	(30)
(Provision for) benefit from income taxes	—	—	—
Net loss	(39)%	(35)%	(30)%

Fiscal Year Ended January 31, 2018 Compared to Fiscal Year Ended January 31, 2017
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$170,201	$124,261	$45,940	37%
Cost of revenue	44,095	36,950	$7,145	19%
Gross profit	$126,106	$87,311	$38,795	44%
Gross margin	74.1%	70.3%
Total revenue was $170.2 million for the fiscal year ended January 31, 2018, compared to $124.3 million for the fiscal year ended January 31, 2017, an increase of $45.9 million or 37%. This increase was primarily due to new customer acquisitions and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, increased 43%, growing from approximately $106.6 million to $152.7 million, and excludes revenue from small business customers, which by their nature have limited licenses and inherently high turnover.
Cost of revenue was $44.1 million for the fiscal year ended January 31, 2018, compared to $37.0 million for the fiscal year ended January 31, 2017, an increase of $7.1 million or 19%. This increase was primarily due to an increase of $4.0 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and an increase of $0.9 million in depreciation expense. Stock-based compensation expense increased $0.9 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Gross margin improved to 74.1% from 70.3%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$126,980	$81,529	$45,451	56%
Research and development	$25,687	$19,316	$6,371	33%
General and administrative	$40,079	$29,166	$10,913	37%
Sales and marketing expenses were $127.0 million for the fiscal year ended January 31, 2018, compared to $81.5 million for the fiscal year ended January 31, 2017, an increase of $45.5 million, or 56%. The increase was primarily due to an increase of $27.4 million in personnel‑related costs, which mainly consisted of salaries and wages, as well as commissions, as we continued to expand our sales force to invest in our overall growth. Stock-based compensation expense increased $6.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Research and development expenses were $25.7 million for the fiscal year ended January 31, 2018, compared to $19.3 million for the fiscal year ended January 31, 2017, an increase of $6.4 million, or 33%. The increase was primarily due to an increase of $3.1 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $1.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expenses were $40.1 million for the fiscal year ended January 31, 2018, compared to $29.2 million for the fiscal year ended January 31, 2017, an increase of $10.9 million, or 37%. The increase was primarily due to an increase of $4.6 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $3.1 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.

Fiscal Year Ended January 31, 2017 Compared to Fiscal Year Ended January 31, 2016
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Revenue	$124,261	$89,724	$34,537	38%
Cost of revenue	36,950	31,033	$5,917	19%
Gross profit	$87,311	$58,691	$28,620	49%
Gross margin	70.3%	65.4%
 Revenue increased primarily due to the continued growth of our customer base and expanded subscriptions sold to existing customers. Approximately $13.2 million of this increase was attributable to new customers during the period. Growth was even greater for revenue from our enterprise and mid-size business and reseller customers, which represent the substantial majority of our revenue, and not including direct sales to small business customers, which by their nature have limited licenses and experience inherently high turnover. Our revenue from those enterprise and mid-size customers grew by 46% from $73.1 million to $106.6 million.
Cost of revenue increased primarily due to an increase in PowerListings Network application provider fees of $2.8 million, which grew from $16.3 million to $19.1 million, as some of our PowerListings Network application provider costs are variable and increase with increased sales volume. Of the increase in provider costs during the fiscal year ended January 31, 2017, $1.9 million was attributable to increases in variable costs from certain PowerListings Network provider arrangements that required us to pay increased fees based on the number of active licenses on our platform or as a percentage of our revenue. In addition, personnel-related costs, which mainly consisted of salaries and wages, increased $1.6 million from $8.9 million to $10.5 million, driven by increased headcount.
Gross margin improved to 70.3% from 65.4%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Sales and marketing	$81,529	$49,822	$31,707	64%
Research and development	$19,316	$16,201	$3,115	19%
General and administrative	$29,166	$18,806	$10,360	55%
The increase in sales and marketing expenses was primarily driven by personnel-related costs, which increased $21.4 million, from $27.3 million to $48.7 million, and mainly consisted of salaries and wages, commissions and bonuses. The increase in personnel-related costs was primarily due to an increased headcount, which grew from 249 to 372 employees in the sales and marketing function year over year, as we continued to expand our sales force to invest in our overall growth. Stock-based compensation expense increased $2.8 million from $1.6 million to $4.4 million, due to a combination of additional stock-based awards to new hires and the increasing valuation of our underlying common stock. In addition, in November 2016, we held our inaugural LocationWorld industry and customer event, which accounted for $1.6 million in sales and marketing expense.
Research and development expenses increased primarily due to increases in personnel-related costs, which increased $2.8 million due to increased headcount and mainly consisted of salaries and wages. Stock-based compensation increased $0.7 million, from $1.3 million to $2.0 million, due to a combination of additional stock-based awards to new hires and the increasing valuation of our underlying common stock. The overall increase reflects our continued investment in our overall growth.
General and administrative expenses increased primarily due to increases in personnel-related costs, which increased $4.8 million and mainly consisted of salaries and wages, in line with our increase in headcount, which grew from 55 to 82 employees in general and administrative functions year over year. Recruiting and professional fees increased $1.4 million from $6.5 million to $7.9 million to support our overall growth and scale our operations. Stock-based compensation increased $1.8 million, from $1.1 million to $2.9 million, due to a combination of additional stock-based awards to new hires and the increasing valuation of our underlying common stock.
Quarterly Results of Operations
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
(in thousands)	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
Revenue	$48,020	$44,332	$40,769	$37,080	$35,671	$31,909	$29,556	$27,125
Cost of revenue	12,208	11,658	10,541	9,688	9,724	9,324	9,067	8,835
Gross profit	35,812	32,674	30,228	27,392	25,947	22,585	20,489	18,290
Operating expenses:
Sales and marketing	35,089	32,756	30,673	28,462	26,161	20,393	18,132	16,843
Research and development	7,250	6,958	6,493	4,986	5,108	4,764	4,673	4,771
General and administrative	10,976	10,196	9,569	9,338	8,944	7,548	6,691	5,983
Total operating expenses	53,315	49,910	46,735	42,786	40,213	32,705	29,496	27,597
Loss from operations	(17,503)	(17,236)	(16,507)	(15,394)	(14,266)	(10,120)	(9,007)	(9,307)
Investment income	394	419	322	—	—	8	14	12
Interest expense	(85)	(104)	(82)	(88)	(78)	(37)	(30)	(5)
Other income (expense), net	128	(132)	57	(592)	(165)	(70)	11	(42)
Loss from operations before income taxes	(17,066)	(17,053)	(16,210)	(16,074)	(14,509)	(10,219)	(9,012)	(9,342)
Benefit from (provision for) income taxes	68	(9)	(189)	(32)	(64)	(3)	—	(1)
Net loss	$(16,998)	$(17,062)	$(16,399)	$(16,106)	$(14,573)	$(10,222)	$(9,012)	$(9,343)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.18)	$(0.40)	$(0.47)	$(0.33)	$(0.29)	$(0.30)
Quarterly Trends
Our quarterly revenue has increased sequentially for all periods presented, primarily due to new customer acquisitions and expanded subscriptions sold to existing customers. We expect both upselling to our existing customer base and new customer acquisitions to continue to be significant drivers of our revenue growth. We have not historically experienced meaningful seasonality in our revenue, although our recent growth and the nature of our subscription agreements, generally resulting in revenue recognition ratably over the contract term, may have the effect of mitigating potential seasonality.
Total cost of revenue has generally increased over the periods, primarily due to increased personnel-related costs, coinciding with an increase in the number of employees required to run our growing business.
Gross margin has generally improved over the periods, as revenue growth outpaced the increase in cost of revenue, and in more recent quarters has begun to stabilize. We have seen our PowerListings Network application provider costs decline as a percentage of revenue as our data set becomes more important to those providers such that we are able to negotiate more favorable terms with them. Gross margin may decrease at times as we enter new international markets in which we have yet to achieve efficiencies of scale, or introduce new features and products.
Sales and marketing expenses generally increased over the periods, primarily due to an expanding sales and marketing team and related expenses. Research and development expenses have generally increased over the periods, primarily due to an increase in personnel-related costs associated with developing new products and features for our platform. General and administrative expenses have grown sequentially for all periods presented, primarily due to an increase in costs required to support our growing business.
Our quarterly results may fluctuate due to various factors affecting our performance. Because we recognize revenue from subscription and support fees ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.

Liquidity and Capital Resources
As of January 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $118.3 million. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper, corporate bonds and U.S. treasury securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months.
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
Credit Facility
On March 16, 2016, we entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). The original Credit Agreement had a maturity date of March 16, 2018. Subsequent to the fiscal year ended January 31, 2018, in March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. We are obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
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
On November 18, 2016, we drew $5.0 million on our Revolving Line for operating purposes. On April 28, 2017, we repaid the $5.0 million on our Revolving Line. As of January 31, 2018, we had no debt outstanding and availability under our Revolving Line was $15.0 million.
Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Cash flows used in operating activities	$(31,909)	$(7,743)	$(10,525)
Cash flows used in investing activities	$(88,123)	$(3,803)	$(10,005)
Cash flows provided by financing activities	$129,604	$5,968	$1,647
Operating Activities
Cash used in operating activities of $31.9 million for the fiscal year ended January 31, 2018 was primarily due to the net loss of $66.6 million, a change in accounts receivable of $17.0 million, mainly due to timing of billing and cash collections during the period, a change in deferred commissions of $4.4 million and a change in prepaid expenses and other current assets of $4.0 million. These decreases were partially offset by a change in deferred revenue of $31.8 million, stock‑based compensation expense of $22.4 million, depreciation and amortization of $5.1 million and a change in deferred rent of $0.8 million.
   Cash used in operating activities of $7.7 million for the fiscal year ended January 31, 2017 was primarily due to a net loss of $43.2 million, partially offset by stock-based compensation expense of $9.9 million, the release of $5.8 million of restricted cash primarily associated with amounts previously held as collateral against our office leases, and depreciation and amortization of $4.1 million. The net change in operating assets and liabilities was primarily due to a change in the deferred revenue balance of $20.9 million and accounts receivable balance of $4.1 million, mainly due to timing of billing and cash collections during the period. The increase in accounts payable, accrued expenses and other current liabilities of $6.0 million was offset by increases in prepaid expenses and other current assets of $1.6 million and deferred commissions of $5.6 million. The increase in deferred commissions reflected the growth in headcount and sales resulting in increased compensation and sales commissions.
Cash used in operating activities of $10.5 million for the fiscal year ended January 31, 2016 was primarily due to a net loss of $26.5 million, partially offset by stock-based compensation expense of $4.5 million and depreciation and amortization of $3.1 million. The net change in operating assets and liabilities was primarily due to a change in the deferred revenue balance of $12.9 million, partially offset by an increase in accounts receivable of $12.1 million, mainly due to timing of billing and cash collections during the period. The change in accounts payable, accrued expenses and other current liabilities of $8.3 million was attributable to an increase in compensation cost due to headcount growth, as well as future payments for sales tax due to customer billing. The change in deferred rent of $2.1 million was related to a tenant improvement allowance received for the leasehold improvements in our New York headquarters. These changes were offset by changes in prepaid expenses and other current assets of $0.2 million. The changes were attributable to increased spending related to operational growth of our business.
Investing Activities
Cash used in investing activities of $88.1 million for the fiscal year ended January 31, 2018 was related to purchases of marketable securities of $110.6 million and capital expenditures of $3.7 million, offset by maturities and sales associated with marketable securities of $26.2 million.
Cash used in investing activities for the fiscal year ended January 31, 2017 was $3.8 million and primarily related to capital expenditures of $3.5 million.
Cash used in investing activities for the fiscal year ended January 31, 2016 was $10.0 million and primarily related to capital expenditures, largely associated with leasehold improvements in our New York headquarters.
Financing Activities
Cash provided by financing activities of $129.6 million for the fiscal year ended January 31, 2018 was primarily related to proceeds from our IPO of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $11.6 million, and proceeds from employee stock purchase plan withholdings of $3.8 million. These amounts were partially offset by the $5.0 million repayment on our Revolving Line and $4.3 million of payments related to deferred offering costs.
 Cash provided by financing activities for the fiscal year ended January 31, 2017 was $6.0 million and primarily related to $5.0 million drawn on our revolving credit line, as well as $1.3 million of proceeds from the exercise of stock options, partially offset by payments of deferred offering costs and deferred financing costs.
Cash provided by financing activities for the fiscal year ended January 31, 2016 was $1.6 million, which consisted primarily of $28.3 million used for share repurchases pursuant to a tender offer and stock option settlements in connection with the tender offer, offset by $29.5 million in proceeds from the contemporaneous sale of common stock to existing investors and $0.4 million in proceeds from the exercise of stock options.
Contractual Obligations
We are obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2019 and 2028, including a long term operating lease for our primary facility in New York, which expires in December 2020. We are a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2019 and 2035.
The following table summarizes our non-cancelable contractual obligations as of January 31, 2018 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2019	$7,787	$14,389
2020	7,962	1,222
2021	7,275	32
2022	770	7
2023 and thereafter	2,298	29
Total	$26,092	$15,679
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

Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Refer to Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements for further discussion on our accounting policies. Our most critical accounting policies and estimates, based on the degree of judgment and complexity, are discussed below.
Revenue Recognition
We derive our revenue primarily from subscription services. We sell subscriptions to our platform through contracts that are typically one year in length, but may be up to three years or longer in length. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
We sell our products through our direct sales force to our customers, including third‑party resellers. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a customer and transaction history.
We recognize revenue based on the amount billed to our customers. Our revenue consists of contractual fees for subscription and support services charged to our customers on a per‑license basis. In transactions with resellers, we contract only with the reseller, in which pricing and length of subscription and support services are agreed upon. The reseller negotiates the price charged and length of subscription and support service directly with its customer. We do not pay separate fees to third‑party resellers and do not have direct interactions with the reseller’s customer.
Subscription Revenue. Subscription revenue recognition commences on the date that our platform is made available to the customer, which is the subscription start date, provided all of the other criteria described above are met. Revenue is recognized based on the terms of the customer contracts, which include a fixed fee based upon the actual or contractual number of licenses, and is recognized on a straight‑line basis over the contractual term of the arrangement.
Multiple Deliverable Arrangements. Certain of our arrangements include both a subscription to our platform and support services. We evaluate each element in an arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Our support services are not sold separately from the subscription and there is no alternative use for them. Further, no other vendor provides similar support services. Based on these factors, the support services do not have standalone value. Accordingly, subscription and support revenue is combined and recognized as a single unit of accounting.
Stock‑Based Compensation
Stock-based compensation for all stock‑based awards, including options to purchase common stock, restricted stock and restricted stock units, is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black‑Scholes model. The fair value of restricted stock and restricted stock units are estimated on the date of grant based on the fair value of our common stock.
Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically four years for options and one to four years for restricted stock and restricted stock units, and includes an estimated forfeiture rate. The estimated forfeiture rate applied is based on historical forfeiture rates. We plan to elect to continue to estimate a forfeiture rate upon adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payments Accounting," effective February 1, 2018. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. A higher forfeiture rate will result in an adjustment that will decrease stock-based compensation expense, whereas a lower forfeiture rate will result in an adjustment that will increase stock-based compensation expense.
Our assumptions about stock price volatility are based on the average of the historical volatility for a sample of comparable companies. The expected life assumptions for employee grants are based upon the simplified method, as we do not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate our expected term, due to the limited period of time our equity shares have been publicly traded. The expected life assumptions for non-employees are based upon the remaining contractual term of the option. The dividend yield assumption is zero, because we have not historically paid any dividends and do not expect to declare or pay any dividends in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation. As we continue to accumulate additional data related to our common stock, we may refine our estimates. If factors change and different assumptions are used, the impact to our stock-based compensation expense could be material.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of our assets and liabilities. We classify all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of our deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations. Refer to Note 11 "Income Taxes" to our consolidated financial statements for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions within the (provision for) benefit from income taxes on our consolidated statement of operations and comprehensive loss.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other income (expense), net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2018 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $118.3 million as of January 31, 2018. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Yext, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditors since 2014.
New York, New York
March 16, 2018

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2018	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$34,367	$24,420
Marketable securities	83,974	—
Accounts receivable, net of allowances of $231 and $189, respectively	44,656	27,646
Prepaid expenses and other current assets	7,703	3,511
Deferred commissions, current	9,342	6,252
Total current assets	180,042	61,829
Restricted cash	—	500
Property and equipment, net	11,438	11,613
Goodwill	4,924	4,444
Intangible assets, net	2,761	3,128
Other long term assets	4,324	4,951
Total assets	$203,489	$86,465
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,416	$25,633
Deferred revenue, current	89,474	57,112
Deferred rent	1,288	936
Total current liabilities	118,178	83,681
Deferred rent, non-current	3,213	4,348
Long term debt	—	5,000
Other long term liabilities	645	576
Total liabilities	122,036	93,605
Commitments and contingencies (Note 12)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value per share; zero and 43,705,690 shares authorized at January 31, 2018 and 2017, respectively; zero and 43,594,753 shares issued and outstanding at January 31, 2018 and 2017, respectively	—	120,615
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 50,000,000 and zero shares authorized at January 31, 2018 and 2017, respectively; zero shares issued and outstanding at January 31, 2018 and 2017	—	—
Common stock, $0.001 par value per share; 500,000,000 and 200,000,000 shares authorized at January 31, 2018 and 2017, respectively; 100,482,264 and 37,900,051 shares issued at January 31, 2018 and 2017, respectively; 93,976,930 and 31,394,717 shares outstanding at January 31, 2018 and 2017, respectively	100	38
Additional paid-in capital	328,344	52,805
Accumulated other comprehensive loss	(1,636)	(1,808)
Accumulated deficit	(233,450)	(166,885)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity (deficit)	81,453	(127,755)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$203,489	$86,465
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2018	2017	2016
Revenue	$170,201	$124,261	$89,724
Cost of revenue	44,095	36,950	31,033
Gross profit	126,106	87,311	58,691
Operating expenses:
Sales and marketing	126,980	81,529	49,822
Research and development	25,687	19,316	16,201
General and administrative	40,079	29,166	18,806
Total operating expenses	192,746	130,011	84,829
Loss from operations	(66,640)	(42,700)	(26,138)
Investment income	1,135	34	6
Interest expense	(359)	(150)	—
Other expense, net	(539)	(266)	(418)
Loss from operations before income taxes	(66,403)	(43,082)	(26,550)
(Provision for) benefit from income taxes	(162)	(68)	55
Net loss	$(66,565)	$(43,150)	$(26,495)

Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(1.39)	$(0.89)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	78,632,448	31,069,695	29,917,814

Other comprehensive income (loss):
Foreign currency translation adjustment	$492	$(541)	$(460)
Unrealized loss on marketable securities	(320)	—	—
Total comprehensive loss	$(66,393)	$(43,691)	$(26,955)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

						Accumulated			Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2015	43,594	$120,615	29,243	$36	$11,959	$(807)	$(73,718)	$(11,905)	$(74,435)
Issuance of common stock for acquisitions	—	—	81	—	—	—	—	—	—
Exercise of stock options	—	—	263	—	449	—	—	—	449
Stock repurchase and stock option settlement	—	—	(4,705)	(5)	(4,756)	—	(23,522)	—	(28,283)
Proceeds from the sale of common stock	—	—	5,895	6	29,475	—	—	—	29,481
Stock-based compensation	—	—	—	—	4,507	—	—	—	4,507
Other comprehensive loss	—	—	—	—	—	(460)	—	—	(460)
Net loss	—	—	—	—	—	—	(26,495)	—	(26,495)
Balance, January 31, 2016	43,594	120,615	30,777	37	41,634	(1,267)	(123,735)	(11,905)	(95,236)
Exercise of stock options	—	—	618	1	1,320	—	—	—	1,321
Stock-based compensation	—	—	—	—	9,851	—	—	—	9,851
Other comprehensive loss	—	—	—	—	—	(541)	—	—	(541)
Net loss	—	—	—	—	—	—	(43,150)	—	(43,150)
Balance, January 31, 2017	43,594	120,615	31,395	38	52,805	(1,808)	(166,885)	(11,905)	(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	$—	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(66,565)	$(43,150)	$(26,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,123	4,082	3,106
Provision for bad debts	478	653	582
Stock-based compensation expense	22,360	9,851	4,507
Change in fair value of convertible preferred stock warrant liability	491	253	387
Deferred income taxes	(129)	31	(1,057)
Amortization of deferred financing costs	140	104	—
Amortization of premium on marketable securities	156	—	—
Gain on sale of marketable securities	(1)	—	—
Changes in operating assets and liabilities:
Restricted cash	500	5,789	(1,002)
Accounts receivable	(17,036)	(4,117)	(12,144)
Prepaid expenses and other current assets	(4,043)	(1,642)	(231)
Deferred commissions	(4,420)	(5,573)	(1,531)
Other long term assets	(358)	(430)	(150)
Accounts payable, accrued expenses and other current liabilities	350	6,037	8,269
Deferred revenue	31,753	20,942	12,856
Deferred rent	(807)	(590)	2,145
Other long term liabilities	99	17	233
Net cash used in operating activities	(31,909)	(7,743)	(10,525)
Cash flows from investing activities:
Purchases of marketable securities	(110,644)	—	—
Maturities of marketable securities	20,154	—	—
Sales of marketable securities	6,041	—	—
Capital expenditures	(3,674)	(3,505)	(9,759)
Acquisitions, net of cash acquired	—	—	(150)
Purchases of intangible assets	—	(298)	(96)
Net cash used in investing activities	(88,123)	(3,803)	(10,005)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	123,527	—	—
Payments of deferred offering costs	(4,263)	(170)	—
Proceeds from exercise of stock options	11,610	1,321	449
Proceeds from exercise of warrants	79	—	—
Proceeds from sale of common stock	—	—	29,481
Share repurchase and stock option settlement	—	—	(28,283)
Proceeds from borrowings on Revolving Line	—	5,000	—
Repayments on Revolving Line	(5,000)	—	—
Payments of deferred financing costs	(99)	(183)	—
Proceeds from employee stock purchase plan withholdings	3,750	—	—
Net cash provided by financing activities	129,604	5,968	1,647
Effect of exchange rate changes on cash and cash equivalents	375	(30)	(41)
Net increase (decrease) in cash and cash equivalents	9,947	(5,608)	(18,924)
Cash and cash equivalents at beginning of period	24,420	30,028	48,952
Cash and cash equivalents at end of period	$34,367	$24,420	$30,028
Supplemental disclosures of non-cash investing and financing information:
Non-cash capital expenditures, including capitalized stock-based compensation, and items in accounts payable, accrued expenses and other current liabilities	$617	$112	$664
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$—	$2,349	$—
Conversion of convertible preferred stock to common stock	$120,615	$—	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,435	$—	$—
Common stock issued for the acquisition of Inner Balloons	$—	$—	$81
Cash paid on interest	$74	$3	$—
Cash paid on income taxes	$994	$19	$—
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business
 Yext, Inc. (the "Company") provides a knowledge engine platform that lets businesses control their digital knowledge in the cloud and sync it to the Company's PowerListings Network of approximately 150 service and application providers, including Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Company's cloud-based platform, the Yext Knowledge Engine, is used by end consumers around the globe to discover new businesses, read reviews, and find accurate answers to their queries. The Yext Knowledge Engine powers all of the Company's key features, including Listings, Pages and Reviews, along with its other features and capabilities.
Fiscal Year
The Company's fiscal year ends on January 31. References to fiscal 2018, for example, are to the fiscal year ended January 31, 2018.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.
In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Segment Information
The Company operates as one operating segment providing a knowledge engine platform. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's offerings operate on a single platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from subscription services. The Company sells subscriptions to its platform through contracts that are typically one year in length, but may be up to three years or longer in length. The subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

The Company sells its products through its direct sales force to its customers, including third‑party resellers. The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a customer and transaction history.
The Company recognizes revenue based on the amount billed to its customers, net of sales taxes. The Company’s revenue consists of contractual fees for subscription and support services charged to its customers on a per‑license basis. In transactions with resellers, the Company contracts only with the reseller, in which pricing and length of subscription and support services are agreed upon. The reseller negotiates the price charged and length of subscription and support service directly with its customer. The Company does not pay separate fees to third‑party resellers and does not have direct interactions with the reseller’s customer.
Subscription Revenue. Subscription revenue recognition commences on the date that the Company’s platform is made available to the customer, which is the subscription start date, provided all of the other criteria described above are met. Revenue is recognized based on the terms of the customer contracts, which include a fixed fee based upon the actual or contractual number of licenses, and is recognized on a straight‑line basis over the contractual term of the arrangement.
Multiple Deliverable Arrangements. Certain of the Company’s arrangements include both a subscription to the Company’s platform and support services. The Company evaluates each element in an arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. The Company’s support services are not sold separately from the subscription and there is no alternative use for them. Further, no other vendor provides similar support services. Based on these factors, the support services do not have standalone value. Accordingly, subscription and support revenue is combined and recognized as a single unit of accounting.
The Company recognizes the fixed portion of subscription and support services fees ratably over the contract term. Recognition begins when the customer has access to the Company’s platform and the support services have commenced.
Geographic Locations
Revenue by geographic region consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
North America	$155,966	$118,754	$87,979
International	14,235	5,507	1,745
Total revenue	$170,201	$124,261	$89,724
North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is reduced as the revenue recognition criteria are met. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and size.
Deferred revenue that will be recognized during the succeeding twelve‑month period is recorded as current deferred revenue within current liabilities. Typically, invoices are issued for a period of 12 months or less. In those instances when invoicing is for a period greater than 12 months, the portion of the invoice that is for the period past 12 months is recorded as long term deferred revenue within other long term liabilities in the Company’s consolidated balance sheets.
Cost of Revenue
Cost of revenue includes fees the Company pays for its PowerListings Network application integrations. The arrangements with PowerListings Network providers follow one of three mechanisms: unpaid, fixed, or variable fee based on licenses served or revenue. Cost of revenue also includes expenses related to hosting the Company's platform and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with the Company's cloud infrastructure and customer support, including salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs. Included in cost of revenue is depreciation and amortization of $1.9 million, $1.1 million and $0.7 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Deferred Commissions
The Company capitalizes commissions costs that are incremental and directly related to selling subscription contracts to customers and consist of sales commissions paid to the Company’s direct sales force. The Company’s subscription contracts are predominantly non‑cancelable in nature. Commissions are earned by sales personnel upon the execution of the sales contracts, and commission payments are made shortly after they are earned.
Commission costs that are direct and incremental to selling revenue‑generating customer contracts are deferred and amortized to sales and marketing expense over the terms of the related subscription contracts, which are typically one year in length but may be up to three years or longer in length. The deferred commission amounts are recoverable through the future revenue streams under the customer contracts.
The Company capitalized commission costs of $14.3 million and $10.3 million during the fiscal years ended January 31, 2018 and 2017, respectively. Capitalized commission costs are included in deferred commissions and other long term assets on the Company’s consolidated balance sheets.
Amortization of deferred commissions of $9.8 million, $4.7 million and $2.3 million was included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Deferred Offering Costs
Deferred offering costs consisted primarily of direct and incremental legal and accounting fees related to the IPO. As of January 31, 2017, $2.5 million of deferred offering costs were capitalized within other long term assets on the consolidated balance sheet. In April 2017, upon consummation of the offering, all deferred offering costs were offset against IPO proceeds within stockholders' equity (deficit).
Stock‑Based Compensation
Stock-based compensation for all stock‑based awards, including options to purchase common stock, restricted stock and restricted stock units, is measured at fair value on the date of grant and recognized over the service period. Prior to the Company's IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors.
The fair value of stock options is estimated on the date of grant using a Black‑Scholes model. The fair value of restricted stock and restricted stock units are estimated on the date of grant based on the fair value of the Company’s common stock.
Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically four years for options and one to four years for restricted stock and restricted stock units. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $7.3 million, $4.7 million and $5.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense and costs to develop new products and features. Research and development expenses are partially offset by capitalized software development costs, which the Company expects to grow as it continues to invest in research and development activities. Research and development expenses were $25.7 million, $19.3 million and $16.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Capitalized Software Development Costs
The Company capitalizes software development costs in accordance with Accounting Standards Codification ("ASC") 350, and recognizes them on a straight-line basis over an estimated useful life of two to three years. The Company capitalizes certain software development costs, including elements of stock-based compensation, incurred in connection with its cloud‑based platform, as well as its internal-use projects during the application development stage. Capitalized software development costs of $1.2 million, $0.4 million and $0.1 million were recognized in the consolidated statement of operations and comprehensive loss during the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Capitalized software development costs, net included in property and equipment, net, were $2.9 million and $1.2 million as of January 31, 2018 and 2017, respectively. Software development costs incurred in the maintenance and minor upgrade and enhancement of software without adding additional functionality are expensed as incurred. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The Company classifies all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations. Refer to Note 11 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax laws, including, but not limited to, lowering the top bracket of the federal statutory corporate tax rate from 35% to a flat rate of 21%, and allowing net operating losses generated after December 31, 2017, to be carried forward indefinitely. The Tax Reform Act also imposed a one-time transition tax on accumulated earnings of foreign subsidiaries, eliminated certain deductions, introduced new tax regimes, and changed how foreign earnings are subject to U.S. tax, among other provisions.
The Company continues to evaluate the impacts of the Tax Reform Act and considers the amounts recorded as of January 31, 2018, to be provisional and based on reasonable estimates, except for the remeasurement of its deferred taxes based on the new enacted rate, for which the accounting is complete. Any adjustments to the provisional amounts arising from continued analysis of the Tax Reform Act or upon completion of its U.S. income tax return, will be recognized in accordance with Staff Accounting Bulletin No. 118 ("SAB 118") measurement period guidance.
Convertible Preferred Stock Warrant Liability
The Company’s freestanding warrants to purchase the Company’s convertible preferred stock were classified as liabilities on the consolidated balance sheets and recorded at fair value because these warrants would have obligated the Company to transfer assets to the warrant holders at a future date under certain circumstances. The warrants were subject to fair value remeasurement at each balance sheet date and changes were recognized in other income (expense), net within the consolidated statements of operations and comprehensive loss as other income (expense), net. In April 2017, upon the closing of the Company’s IPO, all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock; a final fair value adjustment of $0.5 million was recorded to other income (expense), net, and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit).
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock and restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. Refer to Note 13 "Net Loss Per Share Attributable to Common Stockholders" for further discussion.
Foreign Currency
The functional currency of the Company’s international subsidiaries is generally the local currency. The Company translates the financial statements of its international subsidiaries to U.S. dollars using month‑end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included within other income (expense), net in the consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At January 31, 2018, one customer accounted for approximately 12% of the Company's accounts receivable. At January 31, 2017, no single customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2018 and 2017, respectively. One reseller customer accounted for approximately 10% of the Company's revenue for the fiscal year ended January 31, 2016.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents. Investments in marketable securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income (loss). Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the length of time and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
Restricted Cash
As of January 31, 2018, the Company had no restricted cash. As of January 31, 2017, the Company had $0.5 million of restricted cash related to its credit card program.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The Company estimates its allowance for doubtful accounts based on historical loss patterns and the number of days that billings are past due. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. The following table summarizes the allowance for doubtful accounts activity:

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2016	$516
Additions	653
Deductions - write offs	(980)
Allowance for doubtful accounts as of January 31, 2017	189
Additions	478
Deductions - write offs	(436)
Allowance for doubtful accounts as of January 31, 2018	$231
Deferred Financing Costs
Financing costs incurred with securing a revolving line of credit are deferred and amortized to interest expense over the term of the agreement. Financing costs associated with revolving credit arrangements are deferred, regardless of whether a balance is outstanding. The Company includes deferred financing costs in prepaid and other assets or other long term assets on the consolidated balance sheet.
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight‑line basis over their estimated useful lives. Furniture and fixtures have an estimated useful life of five years, while office and computer equipment and internal-use software have an estimated useful life of two to three years. Leasehold improvements and assets held under operating leases are depreciated over the shorter of the term of the lease or their useful life. Upon retirement or sale of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.

The Company has no other intangible assets with indefinite useful lives. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350, “Intangibles‑Goodwill and Other.” The Company’s goodwill is evaluated at the entity level as it is determined there is one reporting unit. The Company performs its annual impairment test on November 1st of each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the value of the Company’s enterprise value for a sustained period.
The Company’s intangible assets with definite lives include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized on a straight‑line basis over their estimated useful lives, which range from 3 to 15 years. Long‑lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment.” The Company assesses the impairment of long‑lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements.
Legal and Other Contingencies
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. The Company investigates these claims as they arise and accrues estimates for resolution of legal and other contingencies when losses are probable and estimable.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods, beginning after December 15, 2019. Early adoption of this standard is permitted for all entities. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).
The Company plans to adopt the standard on February 1, 2019, utilizing the modified retrospective approach, which would result in a cumulative effect adjustment as of the date of adoption. The Company has an implementation plan in place guiding its transition that includes implementing control activities related to the new standard, evaluating the impact of the standard on the Company’s revenue recognition policies, its accounting for deferred commissions, including the incremental costs that qualify for capitalization, the related amortization period and the determination of average customer life, and the new disclosure requirements. The Company continues to assess the new standard with consideration to industry trends and additional interpretive guidance, and therefore may adjust its implementation plan accordingly. The Company is still evaluating the standard for other potential impacts to its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements, including the accounting for income taxes, forfeitures and statutory tax withholding requirements and statement of cash flows classification. The standard is effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. For all other entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.
The Company will adopt ASU 2016-09 effective February 1, 2018. Upon adoption, the Company plans to elect to continue to estimate its forfeiture rate, consistent with prior periods. With respect to statement of cash flows classification, all tax-related cash flows resulting from stock-based payments will prospectively be presented as operating activities, while all cash payments to taxing authorities on behalf of employees will retrospectively be presented as financing activities. The Company does not expect the adoption of this standard to have a material effect on its statement of cash flows.
The Company will prospectively record excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the (provision for) benefit from incomes taxes in the consolidated statement of operations and comprehensive loss. For previously unrecognized windfall income tax benefits that existed as of January 31, 2018, the Company will use a modified retrospective approach that will result in a $30.2 million decrease in accumulated deficit and increase in deferred tax assets; these amounts will be fully offset by a valuation allowance, as the Company anticipates that the realization of such deferred tax assets is not more likely than not to be realized.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment," to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of Step 1 of the goodwill impairment test, which evaluates the extent, if any, by which the carrying value of a reporting unit exceeds its fair value, with any resulting impairment not exceeding the carrying amount of goodwill. The Company early adopted ASU 2017-04 on a prospective basis on January 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The Company early adopted ASU 2017-09 on January 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
3. Investments in Marketable Securities
The Company considers all of its investments in marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss) until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
As of January 31, 2018, investments in marketable securities consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,972	$—	$(7)	$10,965
Corporate bonds	57,172	—	(243)	56,929
U.S. treasury securities	16,150	—	(70)	16,080
Total marketable securities	$84,294	$—	$(320)	$83,974
As of January 31, 2018, the Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence, and no marketable securities have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2017, the Company had no investments in marketable securities.
The Company's marketable securities have a contractual maturity of two years or less. As of January 31, 2018, the fair value of marketable securities by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Due within 1 year	$65,132
Due in 1 to 2 years	18,842
Total marketable securities	$83,974

Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are components of investment income. Investment income for the periods presented is as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Interest income	$1,134	$34	$6
Realized gains	1	—	—
Total investment income	$1,135	$34	$6
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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$16,846	$—	$—	$16,846
Marketable securities:
Commercial paper	—	10,965	—	10,965
Corporate bonds	—	56,929	—	56,929
U.S. treasury securities	—	16,080	—	16,080
Total assets	$16,846	$83,974	$—	$100,820

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market funds (1)	$9,785	$—	$—	$9,785
Liabilities
Preferred stock warrant liability (2)	$—	$—	$944	$944
(1)    Included in cash and cash equivalents.
(2)    Included in accounts payable, accrued expenses and other current liabilities.
On April 19, 2017, upon the closing of the Company’s IPO, all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock; a final fair value adjustment of $0.5 million was recorded to other income (expense), net, and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit). Subsequently, in April 2017, the warrants exercisable for 110,937 shares of common stock were exercised.

5. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in goodwill:

(in thousands)	Fair Value
Goodwill as of January 31, 2016	$4,479
Foreign currency translation	(35)
Goodwill as of January 31, 2017	4,444
Foreign currency translation	480
Goodwill as of January 31, 2018	$4,924
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level, which is at or one level below the operating segment level. The Company operates as one operating segment. The test for impairment is conducted annually each November 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
For the fiscal years ended January 31, 2018 and 2017 the Company performed its annual test for goodwill impairment and determined that goodwill was not impaired. In addition, the Company determined that no events occurred or circumstances changed subsequent to the Company’s annual assessment that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
The following table summarizes the intangible asset balances:

(in thousands)	Gross Fair Value	Accumulated Amortization	Foreign Currency Impact	Net Book Value	Weighted Average Remaining Useful Life
Website development	$904	$(826)	$—	$78	0.8
Domains	365	(26)	—	339	14.0
Customer relationships	5,256	(1,158)	(1,442)	2,656	4.9
Trade names and trademarks	112	(40)	(17)	55	2.9
January 31, 2017	$6,637	$(2,050)	$(1,459)	$3,128	5.7
Website development	904	(901)	—	3	0.2
Domains	365	(51)	—	314	13.0
Customer relationships	5,256	(1,937)	(917)	2,402	3.9
Trade names and trademarks	112	(69)	(1)	42	1.9
January 31, 2018	$6,637	$(2,958)	$(918)	$2,761	5.3
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
The Company determined that no events occurred or circumstances changed during the fiscal years ended January 31, 2018 and 2017 that would indicate that its intangible assets with finite lives may not be recoverable. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.7 million, $0.8 million and $0.8 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

As of January 31, 2018, the future amortization expense of intangible assets was as follows (in thousands):

Fiscal year ending January 31,
2019	$662
2020	657
2021	637
2022	586
2023 and thereafter	219
Total	$2,761
6. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	January 31, 2018	January 31, 2017
Furniture and fixtures	$719	$625
Office equipment	4,636	3,383
Leasehold improvements	12,928	12,695
Computer software	4,563	1,740
Construction in progress	124	284
Total property and equipment	22,970	18,727
Less: accumulated depreciation	(11,532)	(7,114)
Total property and equipment, net	$11,438	$11,613
Depreciation expense was $4.4 million, $3.3 million and $2.3 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2018	January 31, 2017
Accounts payable	$4,253	$5,303
Accrued employee compensation	11,341	10,607
Accrued offering costs	—	2,349
Accrued PowerListings Network application provider fees	2,096	1,602
Accrued professional fees	1,277	809
Accrued sales tax	1,846	1,213
Accrued preferred stock warrant liability	—	944
Accrued employee stock purchase plan withholdings liability	3,750	—
Accrued other liabilities	2,853	2,806
Total accounts payable, accrued expenses and other current liabilities	$27,416	$25,633
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

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan, which allows for the issuance of up to 10,000,000 shares of common stock. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2018, the number of shares available for future award under the 2016 Plan is 1,670,872.
Stock Options
       The following table summarizes stock option activity during the fiscal year ended January 31, 2018:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2017	27,420,108	$4.24	6.87	$122,803
Options granted	2,672,750	$11.29
Options exercised	(6,517,265)	$1.78
Options forfeited	(1,062,737)	$7.38
Balance, January 31, 2018	22,512,856	$5.65	6.91	$146,471
Vested and expected to vest at January 31, 2018	22,340,290	$5.64	6.90	$145,525
Exercisable at January 31, 2018	13,270,903	$4.28	5.69	$104,555
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2017	12,865,845	3.18
Options granted	2,672,750	5.79
Options vested	(5,233,905)	2.86
Options forfeited	(1,062,737)	3.71
Balance as of January 31, 2018	9,241,953	4.06
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2018. Prior to the IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors. After the IPO, the fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $60.3 million, $2.8 million and $0.9 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2018, 2017 and 2016 was $5.79, $3.57 and $2.87 per share, respectively.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	330,000	$6.61
Granted - restricted stock and restricted stock units	4,448,512	$12.53
Vested and converted to shares	(204,047)	$8.73
Canceled	(116,880)	$12.45
Balance as of January 31, 2018	4,457,585	$12.26

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
The initial offering period of the ESPP commenced on the effective date of the IPO, April 13, 2017, and will end on March 15, 2018. A new offering period will commence on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine and will end on the first trading day, approximately six months later, on or after September 15th and March 15th, respectively. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. The number of shares participants may purchase is variable, as participants may purchase as many shares as the full amount of their withholdings will permit, based on the purchase price. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock was offered to the public in its IPO) or the fair market value per share on the last trading day of the applicable offering period.
As of January 31, 2018, $3.8 million has been withheld on behalf of employees for future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities. No shares of common stock were purchased under the ESPP as of January 31, 2018 and 482,988 shares are estimated to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the ESPP. During the fiscal year ended January 31, 2018, the Company recorded $1.3 million of stock-based compensation expense associated with the ESPP. As of January 31, 2018, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 0.13 years.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employees in lieu of monetary payment. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the expense on a straight-line basis (net of estimated forfeitures) over the requisite service period in the consolidated statements of operations and comprehensive loss. Stock-based compensation expense associated with stock-based awards granted to non-employees is re-measured each period until fully vested.
The Company's stock-based compensation expense was as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,459	$590	$533
Sales and marketing	11,121	4,359	1,559
Research and development	3,756	1,954	1,300
General and administrative	6,024	2,948	1,115
Total stock-based compensation expense	$22,360	$9,851	$4,507
As of January 31, 2018, there was approximately $83.9 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.14 years. During the fiscal years ended January 31, 2018 and 2017, the Company capitalized $0.4 million and $0.1 million, respectively, of stock-based compensation related to development of its cloud-based platform.

The fair values of the Company’s stock options granted and shares estimated to be purchased under the ESPP during the fiscal years ended January 31, 2018, 2017 and 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal year ended January 31,
	2018	2017	2016
Employee Stock Options
Expected life (years)	6.08	6.25	6.25
Expected volatility	46.39% - 48.77%	52.00%	52.54%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	1.87% - 2.70%	1.66%	1.79%
Employee Stock Purchase Plan
Expected life (years)	0.92	—	—
Expected volatility	38.30%	—	—
Dividend yield	0.00%	—	—
Risk-free rate	1.02%	—	—
The Company's assumptions about stock price volatility were based on the average of the historical volatility for a sample of comparable companies. The expected life assumptions for employee grants were based upon the simplified method, as the Company does not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term, due to the limited period of time its equity shares have been publicly traded. The expected life assumptions for non-employees were based upon the remaining contractual term of the option. The dividend yield assumption is zero, because the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant.
9. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock.
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2018, no shares of preferred stock were issued or outstanding.
Common Stock
        As of January 31, 2018 and 2017, the Company had authorized 500,000,000 and 200,000,000 shares, respectively, of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
The Company has 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's consolidated balance sheets.

10. Debt
        On March 16, 2016, the Company entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). No significant debt issuance costs were incurred in association with the original Credit Agreement, which had a maturity date of March 16, 2018. Subsequent to the fiscal year ended January 31, 2018, in March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. The Company is obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
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
        As of January 31, 2017, the Company had $5.0 million outstanding on its Revolving Line classified as long term debt, and its book value approximated its fair value. On April 28, 2017, the Company repaid the $5.0 million on its Revolving Line. As of January 31, 2018, the Company had no debt outstanding and was in compliance with all debt covenants. Availability under the Revolving Line was $15.0 million as of January 31, 2018.
11. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Domestic	$(58,875)	$(41,621)	$(24,546)
International	(7,528)	(1,461)	(2,004)
Loss from operations before income taxes	$(66,403)	$(43,082)	$(26,550)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	—
International	(291)	(37)	(1,002)
Total current	(291)	(37)	(1,002)
Deferred:
Federal	100	—	—
State	—	—	—
International	29	(31)	1,057
Total deferred	129	(31)	1,057
Total (provision for) benefit from income taxes	$(162)	$(68)	$55

The Company reconciled its income taxes at the federal statutory income tax rate to the (provision for) benefit from income taxes included within its consolidated statements of operations and comprehensive loss. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017	2016
U.S. federal tax benefit at statutory rate	$21,849	$14,648	$9,027
State taxes, net of federal benefit	1,766	990	493
Foreign tax rate differential	(637)	(253)	(249)
Non-deductible expenses	(3,503)	(1,549)	(2,004)
Changes in valuation allowance	1,599	(13,805)	(6,317)
Rate change	(21,580)	(52)	(694)
Other, net	344	(47)	(201)
Total (provision for) benefit from income taxes	$(162)	$(68)	$55
On December 22, 2017, the Tax Reform Act was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax laws, including, but not limited to, lowering the top bracket of the federal statutory corporate tax rate from 35% to a flat rate of 21%, and allowing net operating losses generated after December 31, 2017, to be carried forward indefinitely. The Tax Reform Act also imposed a one-time transition tax on accumulated earnings of foreign subsidiaries, eliminated certain deductions, introduced new tax regimes, and changed how foreign earnings are subject to U.S. tax, among other provisions. In accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 32.9% for its fiscal 2018 tax year, consisting of a 34% statutory tax rate based on its tax bracket from February 1, 2017 to December 31, 2017, and a flat 21% statutory tax rate effective January 1, 2018. The Company's (provision for) benefit from income taxes included a benefit of $21.6 million as a result of remeasuring the Company's deferred taxes based on the new enacted tax rate of 21%.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. In conjunction with the enactment of the Tax Reform Act in December 2017, the Company remeasured its deferred tax assets and liabilities based on the new enacted tax rate of 21%. The components of the Company's deferred income taxes were as follows:

	Fiscal year ended January 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$39,653	$42,421
Stock-based compensation	4,937	3,794
Allowance for doubtful accounts	58	74
Deferred rent	1,066	1,948
Accrued expenses	233	312
Intangible assets	330	149
Deferred revenue	62	62
Other	57	58
Total deferred tax assets	46,396	48,818
Less: valuation allowance	(43,071)	(44,549)
Deferred tax assets, net of valuation allowance	3,325	4,269
Deferred tax liabilities:
Prepaid expenses	(86)	(40)
Property and equipment	(406)	(1,319)
Deferred commissions	(2,763)	(2,952)
Intangible assets	(103)	(126)
Other	(12)	—
Total deferred tax liabilities	(3,370)	(4,437)
Net deferred tax liability	$(45)	$(168)
As of January 31, 2018, for federal income tax purposes, the Company had $187.0 million of gross U.S. federal NOL carryforwards. This amount includes $30.2 million of excess tax benefits not reflected in deferred tax assets, as amounts associated with vesting or settlement of stock-based awards are recorded directly to additional paid‑in‑capital and deferred tax assets only when such benefits are realized. The Company's U.S. federal NOL carryforwards expire starting in fiscal 2028 through fiscal 2037 for NOL carryforwards established on or prior to December 31, 2017. In conjunction with the enactment of the Tax Reform Act, U.S. federal NOL carryforwards generated by the Company in tax years beginning after January 31, 2017 can be carried forward indefinitely.
As of January 31, 2018, for state income tax purposes, the Company had $7.3 million of post‑apportioned, tax‑effected NOL carryforwards, which expire in fiscal 2025 through fiscal 2037. As of January 31, 2018, the Company had $1.9 million of tax‑effected foreign NOL carryforwards, of which $1.7 million expire in fiscal 2023 through fiscal 2026; the remaining do not expire.
Utilization of the Company’s NOL carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2018, the valuation allowance decreased $1.5 million from approximately $44.5 million to $43.1 million, primarily due to the impact of the remeasurement of the NOL carryforwards and other U.S. deferred tax assets in conjunction with the Tax Reform Act, largely offset by NOL carryforwards established this period and other increases in U.S. deferred tax assets. During the fiscal year ended January 31, 2017, the valuation allowance increased $13.8 million from approximately $30.7 million to $44.5 million, primarily due to increases in NOL carryforwards and other U.S. deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.

Other Considerations
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. state income taxes and withholding taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation. The Company's aggregate undistributed earnings of its foreign subsidiaries is in a loss position. As of January 31, 2018 and 2017, gross undistributed earnings of the Company’s foreign subsidiaries amounted to $0.5 million and $0.1 million, respectively. The Company did not record any amounts due to the effect of the one-time transition tax under the Tax Reform Act based on reasonable estimates.
The Company continues to evaluate the impacts of the Tax Reform Act and considers the amounts recorded to be provisional and based on reasonable estimates, except for the remeasurement of its deferred taxes based on the new enacted rate, for which the accounting is complete. The Company continues to evaluate other elements of the Tax Reform Act, including the one-time transition tax, and the Global Intangible Low-Tax Income ("GILTI") provision, for which the Company has not yet elected an accounting policy. As the Company continues to assess its (provision for) benefit from income taxes, any adjustments to the provisional amounts arising from continued analysis of the Tax Reform Act or upon completion of its U.S. income tax return, will be recognized in accordance with SAB 118 measurement period guidance.
For the fiscal years ended January 31, 2018 and 2017, the Company did not take any uncertain tax positions, and recognized less than $0.1 million in each of the periods presented for interest and penalties related to accrued unrecognized tax benefits. As of January 31, 2018 and 2017, $0.2 million of accrued unrecognized tax benefits, associated with an uncertain tax position taken on an intercompany transfer of certain intangible assets in the fiscal year ended January 31, 2016, were included within other long term liabilities on the consolidated balance sheets. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
12. Commitments and Contingencies
Leases, PowerListings Network Application Provider Agreements and Other
        The Company is obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2019 and 2028, including a long term operating lease for the Company's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with PowerListings Network application providers, the agreements for which expire at various dates between fiscal years 2019 and 2035.
        Future minimum annual payments for non-cancelable leases, PowerListings Network application provider agreements and other contractual obligations in the normal course of business as of January 31, 2018 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2019	$7,787	$14,389
2020	7,962	1,222
2021	7,275	32
2022	770	7
2023 and thereafter	2,298	29
Total	$26,092	$15,679
        Rent expense was $6.3 million, $5.8 million and $5.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
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
Warranties and Indemnifications
        The Company's platform is in some cases warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's product specifications.
        The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights and/or if the Company breaches its contractual agreements with a customer or in instances of negligence, fraud or willful misconduct by the Company. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.
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
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2018	2017	2016
Numerator:
Net loss attributable to common stockholders	$(66,565)	$(43,150)	$(26,495)
Denominator:
Weighted-average common shares outstanding	78,632,448	31,069,695	29,917,814
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(1.39)	$(0.89)
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
        Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2018	2017	2016
Convertible preferred stock as converted	—	43,594,753	43,594,753
Series B warrants as converted	—	67,568	67,568
Series C warrants as converted	—	43,369	43,369
Common stock warrants	—	85,000	85,000
Options to purchase common stock	22,512,856	27,420,108	19,839,669
Restricted stock and restricted stock units	4,457,585	330,000	40,000
Shares committed under 2017 ESPP	482,988	—	—
Total anti-dilutive common equivalent shares	27,453,429	71,540,798	63,670,359

14. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2018 and 2017 is as follows:

	Three months ended
(in thousands, except per share data)	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
Revenue	$48,020	$44,332	$40,769	$37,080
Gross profit	$35,812	$32,674	$30,228	$27,392
Loss from operations	$(17,503)	$(17,236)	$(16,507)	$(15,394)
Net loss	$(16,998)	$(17,062)	$(16,399)	$(16,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.18)	$(0.40)

	Three months ended
(in thousands, except per share data)	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
Revenue	$35,671	$31,909	$29,556	$27,125
Gross profit	$25,947	$22,585	$20,489	$18,290
Loss from operations	$(14,266)	$(10,120)	$(9,007)	$(9,307)
Net loss	$(14,573)	$(10,222)	$(9,012)	$(9,343)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.33)	$(0.29)	$(0.30)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2018 ("Proxy Statement") and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
2. Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-216642	1.1	3/28/2017
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Warrant to Purchase Stock dated April 15, 2011 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.5	3/13/2017
4.4	Warrant to Purchase Stock dated January 16, 2009 issued by the Registrant to Silicon Valley Bank.	S-1	333-216642	4.6	3/13/2017
4.5	Warrant to Purchase Common Stock dated September 2012 issued by the Registrant to Crunch Fund I GP, L.L.C.	S-1	333-216642	4.7	3/13/2017
4.6	Warrant to Purchase Common Stock dated November 15, 2012 issued by the Registrant to One Degree Partners.	S-1	333-216642	4.8	3/13/2017
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017

10.11	Agreement of Lease, dated May 24, 2012, by and between the Registrant and 1 Madison Office Fee LLC.	S-1	333-216642	10.11	3/13/2017
10.12	Lease dated May 15, 2014 by and between the Registrant and Credit Suisse (USA) Inc.	S-1	333-216642	10.12	3/13/2017
10.13	Outside Director Compensation Policy.	S-1/A	333-216642	10.13	3/17/2017
10.14	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.15	Form of Employment Agreement with the executive officers of the Registrant.	S-1/A	333-216642	10.15	3/17/2017
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2018 and 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of January 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2018, 2017 and 2016 and (v) Notes to Consolidated Financial Statements XBRL Exhibits

*
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Yext, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2018	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Howard Lerman and Steven Cakebread, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Lerman	Chief Executive Officer and Director	March 16, 2018
Howard Lerman	(Principal Executive Officer)

/s/ Steven Cakebread	Chief Financial Officer	March 16, 2018
Steven Cakebread	(Principal Financial Officer)

/s/ Darryl Bond	Chief Accounting Officer	March 16, 2018
Darryl Bond	(Principal Accounting Officer)

/s/ Brian Distelburger	President and Director	March 16, 2018
Brian Distelburger

/s/ Phillip Fernandez	Director	March 16, 2018
Phillip Fernandez

/s/ Jesse Lipson	Director	March 16, 2018
Jesse Lipson

/s/ Julie Richardson	Director	March 16, 2018
Julie Richardson

/s/ Andrew Sheehan	Director	March 16, 2018
Andrew Sheehan

/s/ Michael Walrath	Director	March 16, 2018
Michael Walrath

/s/ Tamar Yehoshua	Director	March 16, 2018
Tamar Yehoshua