Form 10-Q
period 2018-04-30
Yext, Inc.
filed 2018-06-01
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of May 23, 2018, the registrant had 96,842,651 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•	our future revenue, cost of revenue, operating expenses and cash flows;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

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
In this Quarterly Report on Form 10-Q, the words "we," "us," "our" and "Yext" refer to Yext, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$53,403	$34,367
Marketable securities	70,710	83,974
Accounts receivable, net of allowances of $81 and $231, respectively	24,123	44,656
Prepaid expenses and other current assets	7,912	7,703
Deferred commissions, current	9,480	9,342
Total current assets	165,628	180,042
Property and equipment, net	11,572	11,438
Goodwill	4,835	4,924
Intangible assets, net	2,524	2,761
Other long term assets	3,847	4,324
Total assets	$188,406	$203,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$19,573	$27,416
Deferred revenue, current	83,865	89,474
Deferred rent	1,249	1,288
Total current liabilities	104,687	118,178
Deferred rent, non-current	2,940	3,213
Other long term liabilities	490	645
Total liabilities	108,117	122,036
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2018 and January 31, 2018; zero shares issued and outstanding at April 30, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2018 and January 31, 2018; 102,743,648 and 100,482,264 shares issued at April 30, 2018 and January 31, 2018, respectively; 96,238,314 and 93,976,930 shares outstanding at April 30, 2018 and January 31, 2018, respectively	103	100
Additional paid-in capital	345,408	328,344
Accumulated other comprehensive loss	(1,731)	(1,636)
Accumulated deficit	(251,586)	(233,450)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	80,289	81,453
Total liabilities and stockholders’ equity	$188,406	$203,489
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended April 30,
	2018	2017
Revenue	$51,095	$37,080
Cost of revenue	12,800	9,688
Gross profit	38,295	27,392
Operating expenses:
Sales and marketing	37,029	28,462
Research and development	7,729	4,986
General and administrative	11,538	9,338
Total operating expenses	56,296	42,786
Loss from operations	(18,001)	(15,394)
Investment income	387	—
Interest expense	(67)	(88)
Other expense, net	(170)	(592)
Loss from operations before income taxes	(17,851)	(16,074)
Provision for income taxes	(285)	(32)
Net loss	$(18,136)	$(16,106)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.40)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	94,942,773	40,466,620

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(93)	$192
Unrealized loss on marketable securities	(2)	—
Total comprehensive loss	$(18,231)	$(15,914)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2017	43,594	$120,615	31,395	$38	$52,805	$(1,808)	$(166,885)	$(11,905)	$(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	—	93,977	100	328,344	(1,636)	(233,450)	(11,905)	81,453
Exercise of stock options	—	—	1,678	2	4,908	—	—	—	4,910
Vested restricted stock units converted to common shares	—	—	141	—	—	—	—	—	—
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	—	—	8,066	—	—	—	8,066
Other comprehensive loss	—	—	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	—	—	(18,136)	—	(18,136)
Balance, April 30, 2018	—	$—	96,238	$103	$345,408	$(1,731)	$(251,586)	$(11,905)	$80,289
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended April 30,
	2018	2017
Operating activities:
Net loss	$(18,136)	$(16,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,576	1,176
Provision for bad debts	76	79
Stock-based compensation expense	7,993	4,062
Change in fair value of convertible preferred stock warrant liability	—	491
Deferred income taxes	(22)	(13)
Amortization of deferred financing costs	34	34
Amortization of premium on marketable securities	39	—
Changes in operating assets and liabilities:
Accounts receivable	20,269	8,537
Prepaid expenses and other current assets	(379)	(1,277)
Deferred commissions	366	(365)
Other long term assets	(79)	(220)
Accounts payable, accrued expenses and other current liabilities	(4,565)	(4,994)
Deferred revenue	(5,463)	243
Deferred rent	(305)	7
Other long term liabilities	5	2
Net cash provided by (used in) operating activities	1,409	(8,344)
Investing activities:
Maturities of marketable securities	13,223	—
Capital expenditures	(1,572)	(1,078)
Net cash provided by (used in) investing activities	11,651	(1,078)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,527
Payments of deferred offering costs	—	(1,969)
Proceeds from exercise of stock options	4,948	2,140
Repayments on Revolving Line	—	(5,000)
Proceeds, net from employee stock purchase plan withholdings	1,221	—
Net cash provided by financing activities	6,169	118,698
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(193)	41
Net increase in cash, cash equivalents and restricted cash	19,036	109,317
Cash, cash equivalents and restricted cash at beginning of period	34,367	24,920
Cash, cash equivalents and restricted cash at end of period	$53,403	$134,237

Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	April 30, 2018	April 30, 2017
Cash and cash equivalents	$53,403	$133,735
Restricted cash	—	502
Total cash, cash equivalents and restricted cash	$53,403	$134,237
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
Fiscal Year
The Company's fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the SEC on March 16, 2018 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain immaterial reclassifications to fiscal 2018 amounts were made to conform to the current period presentation.
The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2019, or any other period.
Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements - Adoption of New Accounting Standards,” there have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
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

Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At April 30, 2018, no single customer accounted for more than 10% of the Company's accounts receivable. At January 31, 2018, one customer accounted for approximately 12% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2018 and 2017.
Geographic Locations
Revenue by geographic region consisted of the following:

	Three months ended April 30,
(in thousands)	2018	2017
North America	$44,870	$34,920
International	6,225	2,160
Total revenue	$51,095	$37,080
North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe.
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can defer the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company currently qualifies as an emerging growth company and has elected to avail itself of this extended transition period. As a result, as long as the Company continues to qualify as an emerging growth company, it will not be required to adopt new or revised accounting standards on the relevant dates on which adoption is required for other public companies until required by private company accounting standards.
Adoption of New Accounting Standards
The Company adopted Accounting Standards Update, ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have an effect on the statement of cash flows. The Company prospectively records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the provision for incomes taxes in the consolidated statement of operations and comprehensive loss; all such excess tax benefits were fully offset by a valuation allowance for the three months ended April 30, 2018 and 2017. For previously unrecognized excess tax benefits that existed as of January 31, 2018, the Company used a modified-retrospective approach and recorded a $30.2 million decrease in accumulated deficit and increase in deferred tax assets; these amounts were fully offset by a valuation allowance as the Company assessed that the realization of such deferred tax assets is not more likely than not to be realized.
The Company early adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" during the fiscal year ending January 31, 2019. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. As a result of this adoption, there were no changes to the operating, investing and financing activities for the three months ended April 30, 2018. The presentation of the statement of cash flows for the three months ended April 30, 2017 required certain reclassifications to conform to the current year presentation as follows (in thousands):

	Three months ended April 30, 2017
Line Items - As Revised	As Previously Reported	Reclassification of Restricted Cash	As Revised
Net cash used in operating activities	$(8,346)	$2	$(8,344)
Net cash used in investing activities	(1,078)	—	(1,078)
Net cash provided by financing activities	118,698	—	118,698
Effects of exchange rate changes on cash, cash equivalents and restricted cash	41	—	41
Net increase in cash, cash equivalents and restricted cash	109,315	2	109,317
Cash, cash equivalents and restricted cash at beginning of period	24,420	500	24,920
Cash, cash equivalents and restricted cash at end of period	$133,735	$502	$134,237

New Accounting Standards To Be Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods, beginning after December 15, 2019. Early adoption of this standard is permitted for all entities. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).
The Company plans to adopt the standard on February 1, 2019, utilizing the modified retrospective approach, which would result in a cumulative effect adjustment as of the adoption date. The Company has an implementation plan in place guiding its transition that includes implementing control activities related to the new standard, evaluating the impact of the standard on the Company’s revenue recognition policies, its accounting for deferred commissions, including the incremental costs that qualify for capitalization, the related amortization period and the determination of average customer life, and the new disclosure requirements. The Company continues to assess the new standard with consideration to industry trends and additional interpretive guidance, and therefore may adjust its implementation plan accordingly. The Company is currently evaluating the standard for other potential impacts to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of adopting this new accounting guidance.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)," to conform to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). The standard is effective upon issuance. The Company continues to evaluate the impacts of the Tax Reform Act and expects to finalize its assessment by the fourth quarter of the fiscal year ending January 31, 2019.
3. Investments in Marketable Securities
The Company considers all of its investments in marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive (loss) income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
The following table summarizes the Company's investments in marketable securities:

	April 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,500	$—	$—	$2,500
Corporate bonds	52,382	—	(254)	52,128
U.S. treasury securities	16,150	—	(68)	16,082
Total marketable securities	$71,032	$—	$(322)	$70,710

	January 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,972	$—	$(7)	$10,965
Corporate bonds	57,172	—	(243)	56,929
U.S. treasury securities	16,150	—	(70)	16,080
Total marketable securities	$84,294	$—	$(320)	$83,974
As of April 30, 2018, the Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. No marketable securities were in a continuous unrealized loss position for more than 12 months.
The Company's marketable securities have a contractual maturity of two years or less. As of April 30, 2018, the fair value of marketable securities by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Due within 1 year	$67,737
Due in 1 to 2 years	2,973
Total marketable securities	$70,710
Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are the potential components of investment income. Investment income for the periods presented consisted of the following:

	Three months ended April 30,
(in thousands)	2018	2017
Interest income	$387	$—
Total investment income	$387	$—
The Company had no material reclassification adjustments out of accumulated other comprehensive loss into net loss in any of the periods presented.
4. Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive (loss) income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk.
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

The following table summarizes the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	April 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$30,715	$—	$—	$30,715
Marketable securities:
Commercial paper	—	2,500	—	2,500
Corporate bonds	—	52,128	—	52,128
U.S. treasury securities	—	16,082	—	16,082
Total assets	$30,715	$70,710	$—	$101,425

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$16,846	$—	$—	$16,846
Marketable securities:
Commercial paper	—	10,965	—	10,965
Corporate bonds	—	56,929	—	56,929
U.S. treasury securities	—	16,080	—	16,080
Total assets	$16,846	$83,974	$—	$100,820
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.
5. Goodwill and Intangible Assets
Goodwill
As of April 30, 2018 and January 31, 2018, the Company had goodwill of $4.8 million and $4.9 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
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
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2018 and 2017 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of April 30, 2018 and January 31, 2018, the Company had intangible assets, net of $2.5 million and $2.8 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2018 and 2017 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million for each of the three months ended April 30, 2018 and 2017.

6. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	April 30, 2018	January 31, 2018
Furniture and fixtures	$713	$719
Office equipment	5,437	4,636
Leasehold improvements	12,977	12,928
Computer software	4,563	4,563
Construction in progress	816	124
Total property and equipment	24,506	22,970
Less: accumulated depreciation	(12,934)	(11,532)
Total property and equipment, net	$11,572	$11,438
Depreciation expense was $1.4 million and $1.0 million for the three months ended April 30, 2018 and 2017, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2018	January 31, 2018
Accounts payable	$4,363	$4,253
Accrued employee compensation	5,074	11,341
Accrued professional services and associated costs	2,155	1,333
Accrued PowerListings Network application provider fees	1,862	1,860
Accrued sales and use tax	1,291	1,846
Accrued employee stock purchase plan withholdings liability	879	3,750
Accrued other liabilities	3,949	3,033
Total accounts payable, accrued expenses and other current liabilities	$19,573	$27,416
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2018, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 3,759,077 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2018, the number of shares available for future award under the 2016 Plan is 5,334,265.

Stock Options
       The following table summarizes stock option activity during the three months ended April 30, 2018:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2018	22,512,856	$5.65	6.91	$146,471
Options granted	—	$—
Options exercised	(1,677,696)	$2.93
Options forfeited	(295,010)	$6.20
Balance, April 30, 2018	20,540,150	$5.86	6.77	$154,560
Vested and expected to vest	20,429,105	$5.86	6.76	$153,820
Exercisable at April 30, 2018	12,670,541	$4.67	5.71	$110,781
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2018	9,241,953	$4.06
Options granted	—	$—
Options vested	(1,077,334)	$3.63
Options forfeited	(295,010)	$3.17
Balance as of April 30, 2018	7,869,609	$4.15
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2018. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $16.2 million and $22.5 million for the three months ended April 30, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The weighted-average grant date fair value of options granted during the three months ended April 30, 2017 was $5.01 per share. No options were granted during the three months ended April 30, 2018.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	4,457,585	$12.26
Granted - restricted stock and restricted stock units	501,737	$12.37
Vested and converted to shares	(141,053)	$12.43
Canceled	(111,042)	$12.48
Balance as of April 30, 2018	4,707,227	$12.27
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. As of April 30, 2018, a total of 2,002,242 shares of the Company's common stock are available for sale to employees under the ESPP. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year beginning on February 1, 2018, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 939,769 shares.

The initial offering period of the ESPP commenced on the effective date of the Initial Public Offering ("IPO"), April 13, 2017, and ended on March 15, 2018. In connection with the initial offering period of the ESPP, 437,527 shares of common stock were purchased under the ESPP at a purchase price of $9.35 per share for total proceeds of $4.1 million. A new offering period began on March 15, 2018 and will end on September 17, 2018. As of April 30, 2018, 291,544 shares are estimated to be purchased at the end of the current offering period and $0.9 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The fair value of the shares issued and estimated shares to be purchased under the ESPP was determined using the Black-Scholes option-pricing model with the following assumptions: (i) an expected life of 0.5 years, (ii) an expected volatility of 34.41%, (iii) a risk-free rate of 1.95%, and (iv) a dividend yield of zero. During the three months ended April 30, 2018, the Company recorded $0.5 million of stock-based compensation expense associated with the ESPP. As of April 30, 2018, total unrecognized compensation cost related to ESPP was $0.7 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
A new offering period will commence on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine, and will end on the first trading day, approximately six months later, on or after September 15th and March 15th, respectively. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock was offered to the public in its IPO) or the fair market value per share on the last trading day of the applicable offering period.
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
The Company's stock-based compensation expense was as follows:

	Three months ended April 30,
(in thousands)	2018	2017
Cost of revenue	$566	$147
Sales and marketing	3,770	2,259
Research and development	1,556	563
General and administrative	2,101	1,093
Total stock-based compensation expense	$7,993	$4,062
As of April 30, 2018, there was approximately $80.7 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.0 years. During each of the three months ended April 30, 2018 and 2017, the Company capitalized $0.1 million of stock-based compensation related to software development of its cloud-based platform.

The fair value of the Company’s stock options granted during the three months ended April 30, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions: (i) an expected life of 6.08 years based upon the simplified method for employee grants, as the Company does not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term due to the limited period of time its equity shares have been publicly traded; (ii) an expected volatility range of 49.39% - 49.52% based on the average of the historical volatility for a sample of comparable companies; (iii) a risk-free rate range of 2.03% - 2.13% based on the U.S. treasury yield curve in effect at the time of grants; and, (iv) a dividend yield of zero, as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The expected life assumptions for options granted to non-employees are based upon the remaining contractual term of the option. No options were granted during the three months ended April 30, 2018.
9. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock and all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock. During the three months ended April 30, 2017, a final fair value adjustment of $0.5 million was recorded to other expense, net and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit).
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2018, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2018 and January 31, 2018, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of April 30, 2018 and January 31, 2018, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
10. Debt
        On March 16, 2016, the Company entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). In March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. No significant debt issuance costs were incurred in association with the amendment. The Company is obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit.
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
        As of April 30, 2018 and January 31, 2018, the Company had no debt outstanding on its Revolving Line. As of April 30, 2018, the Company was in compliance with all debt covenants and availability under the Revolving Line was $15.0 million.
11. Income Taxes
For the three months ended April 30, 2018 and 2017, the Company recorded a provision for income taxes of $285,000 and $32,000, respectively.
ASC 740 generally requires providing for income taxes during interim periods based on the estimated annual effective tax rate ("AETR") for the full fiscal year. For the three months ended April 30, 2018, the Company calculated its income tax provision as though the interim year to date period was an annual period, referred to herein as the discrete method. The Company believes that the application of the AETR method is impractical at this time, given that normal deviations in the projected pre-tax net income (loss) in certain jurisdictions could result in a disproportionate and unreliable effective tax rate under the AETR method.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company's U.S. and U.K. deferred tax assets, partially offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.
On December 22, 2017, the Tax Reform Act was enacted, which significantly revised the U.S. corporate income tax laws, including, but not limited to, lowering the top bracket of the federal statutory corporate tax rate from 35% to a flat rate of 21%. The Company continues to evaluate the impacts of the Tax Reform Act and considers the amounts recorded to be provisional and based on reasonable estimates, except for the remeasurement of its deferred taxes based on the new enacted rate, for which the accounting is complete. As the Company continues to assess its provision for income taxes, any adjustments to the provisional amounts arising from continued analysis of the Tax Reform Act or upon completion of its U.S. income tax return, will be recognized in accordance with SAB 118 measurement period guidance.
12. Commitments and Contingencies
Leases, PowerListings Network Application Provider Agreements and Other
        The Company is obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2019 and 2028, including a long term operating lease for the Company's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with PowerListings Network application providers, which expire at various dates between fiscal years 2019 and 2035.
        Future minimum annual payments for non-cancelable leases, PowerListings Network application provider agreements and other contractual obligations in the normal course of business as of April 30, 2018 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2019	$5,806	$12,865
2020	7,922	1,867
2021	7,228	236
2022	817	9
2023 and thereafter	2,412	42
Total	$24,185	$15,019
        Rent expense was $1.8 million and $1.5 million for the three months ended April 30, 2018 and 2017, respectively.
Legal Proceedings
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
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss attributable to common stockholders	$(18,136)	$(16,106)
Denominator:
Weighted-average common shares outstanding	94,942,773	40,466,620
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.40)
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
        Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2018	2017
Common stock warrants	—	35,000
Options to purchase common stock	20,540,150	25,329,936
Restricted stock and restricted stock units	4,707,227	270,000
Shares estimated to be purchased under ESPP	291,544	—
Total anti-dilutive common equivalent shares	25,538,921	25,634,936

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
Our cloud-based platform, the Yext Knowledge Engine, powers all of our key features, including Listings, Pages and Reviews, along with our other features and capabilities. We offer annual and multi-year subscriptions to our platform. Subscriptions are offered in a discrete range of packages with pricing based on specified feature sets and the number of licenses managed with our platform.
We sell our solution globally to customers of all sizes, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
While the majority of our revenue is based in the U.S., we continue to grow internationally. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was more than 10% of our total revenue for the three months ended April 30, 2018. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.
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
Cost of Revenue
Cost of revenue includes fees we pay for our PowerListings Network application integrations. Our arrangements with PowerListings Network application providers follow one of three mechanisms: unpaid, fixed, or variable fee based on licenses served or revenue. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our PowerListings Network application providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our platform and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs.
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
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2018	2017
Revenue	$51,095	$37,080
Cost of revenue(1)	12,800	9,688
Gross profit	38,295	27,392
Operating expenses:
Sales and marketing(1)	37,029	28,462
Research and development(1)	7,729	4,986
General and administrative(1)	11,538	9,338
Total operating expenses	56,296	42,786
Loss from operations	(18,001)	(15,394)
Investment income	387	—
Interest expense	(67)	(88)
Other expense, net	(170)	(592)
Loss from operations before income taxes	(17,851)	(16,074)
Provision for income taxes	(285)	(32)
Net loss	$(18,136)	$(16,106)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2018	2017
Cost of revenue	$566	$147
Sales and marketing	3,770	2,259
Research and development	1,556	563
General and administrative	2,101	1,093
Total stock-based compensation expense	$7,993	$4,062

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	25	26
Gross profit	75	74
Operating expenses:
Sales and marketing	72	77
Research and development	15	13
General and administrative	23	25
Total operating expenses	110	115
Loss from operations	(35)	(41)
Investment income	1	—
Interest expense	—	—
Other expense, net	—	(2)
Loss from operations before income taxes	(34)	(43)
Provision for income taxes	(1)	—
Net loss	(35)%	(43)%
Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017
Revenue and Cost of Revenue

	Three months ended April 30,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$51,095	$37,080	$14,015	38%
Cost of revenue	12,800	9,688	$3,112	32%
Gross profit	$38,295	$27,392	$10,903	40%
Gross margin	74.9%	73.9%
Total revenue was $51.1 million for the three months ended April 30, 2018, compared to $37.1 million for the three months ended April 30, 2017, an increase of $14.0 million or 38%. This increase was primarily due to continued new customer acquisitions and expanded subscriptions sold to existing customers.
Cost of revenue was $12.8 million for the three months ended April 30, 2018, compared to $9.7 million for the three months ended April 30, 2017, an increase of $3.1 million or 32%. This increase was primarily due to a $1.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. In addition, depreciation expense and stock-based compensation expense each increased $0.4 million.
Gross margin was 74.9% for the three months ended April 30, 2018, compared to 73.9% for the three months ended April 30, 2017, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$37,029	$28,462	$8,567	30%
Research and development	$7,729	$4,986	$2,743	55%
General and administrative	$11,538	$9,338	$2,200	24%
Sales and marketing expenses were $37.0 million for the three months ended April 30, 2018, compared to $28.5 million for the three months ended April 30, 2017, an increase of $8.6 million, or 30%. The increase was primarily due to a $5.2 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions, as we continued to expand our sales force to invest in our overall growth. In addition, stock-based compensation expense increased $1.5 million.

Research and development expenses were $7.7 million for the three months ended April 30, 2018, compared to $5.0 million for the three months ended April 30, 2017, an increase of $2.7 million, or 55%. The increase was primarily due to a $1.8 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $1.0 million increase in stock-based compensation expense.
General and administrative expenses were $11.5 million for the three months ended April 30, 2018, compared to $9.3 million for the three months ended April 30, 2017, an increase of $2.2 million, or 24%. The increase was primarily due to a $1.0 million increase in stock-based compensation expense, as well as a $0.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.
Liquidity and Capital Resources
As of April 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $124.1 million. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper, corporate bonds and U.S. treasury securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash flows from operations, may vary significantly from quarter to quarter due to the timing of billing and cash collections, the timing of significant marketing events and related expenses, and other factors. Accordingly, while net cash provided by operating activities was positive for the three months ended April 30, 2018, it may not be positive in future quarters due to these and other factors.
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
As of April 30, 2018, we had no debt outstanding and availability under our Revolving Line was $15.0 million.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$1,409	$(8,344)
Net cash provided by (used in) investing activities	$11,651	$(1,078)
Net cash provided by financing activities	$6,169	$118,698
Operating Activities
Net cash provided by operating activities of $1.4 million for the three months ended April 30, 2018 was primarily due to a change in accounts receivable of $20.3 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers. In addition, non-cash charges related to stock‑based compensation expense of $8.0 million and depreciation and amortization of $1.6 million, resulted in positive adjustments in reconciling our net loss to net cash flows from operations. These increases were partially offset by the net loss of $18.1 million, a change in deferred revenue of $5.5 million, a change in accounts payable, accrued expenses and other current liabilities of $4.6 million, mainly due to the timing of payments, and a change in prepaid expenses and other current assets of $0.4 million.

Net cash used in operating activities of $8.3 million for the three months ended April 30, 2017 was primarily due to the net loss of $16.1 million, as well as a decrease in accounts payable, accrued expenses and other current liabilities of $5.0 million, mainly due to the timing of payments associated with commissions and salaries. These decreases were offset by a change in accounts receivable of $8.5 million, mainly due to timing of billing and cash collections during the period, stock‑based compensation of $4.1 million, and depreciation and amortization of $1.2 million.
Investing Activities
Net cash provided by investing activities of $11.7 million for the three months ended April 30, 2018 was related to maturities associated with marketable securities of $13.2 million, offset by capital expenditures of $1.6 million.
Net cash used in investing activities for the three months ended April 30, 2017 of $1.1 million related to capital expenditures.
Financing Activities
Net cash provided by financing activities of $6.2 million for the three months ended April 30, 2018 was related to proceeds from exercises of stock options of $4.9 million and proceeds from employee stock purchase plan withholdings of $1.2 million.
Net cash provided by financing activities for the three months ended April 30, 2017 of $118.7 million, primarily related to $123.5 million of proceeds from our Initial Public Offering ("IPO"), net of underwriting discounts and commissions, as well as $2.1 million of proceeds from exercises of stock options. These amounts were partially offset by the $5.0 million repayment of our Revolving Line and $2.0 million of costs paid in connection with our IPO.
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
The following table summarizes our non-cancelable contractual obligations as of April 30, 2018 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2019	$5,806	$12,865
2020	7,922	1,867
2021	7,228	236
2022	817	9
2023 and thereafter	2,412	42
Total	$24,185	$15,019
(1) Includes any minimum contractual commitment levels of variable payments to PowerListings Network application providers, as well as other contractual obligations in the normal course of business.
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
Except as described in Note 2, “Summary of Significant Accounting Policies- Recent Accounting Pronouncements -Adoption of New Accounting Standards,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2018 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $124.1 million as of April 30, 2018. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Annual Report on Form 10-K.

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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $66.6 million, $43.2 million, and $26.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and a net loss of $18.1 million in the three months ended April 30, 2018. As of April 30, 2018, we had an accumulated deficit of $251.6 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. Our revenue from non-U.S. operations has grown from approximately 2% of our total revenue in the fiscal year ended January 31, 2016 to more than 10% of our total revenue in the fiscal year ended January 31, 2018. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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

•
compliance with international laws and regulations, including without limitation, those governing privacy, data security and data transfer, such as the General Data Protection Regulation, or GDPR, which may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance or may require us to change our business practices;

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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. As of April 30, 2018, we work with more than 3,000 resellers. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2018 and 2017, or for the three months ended April 30, 2018. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party resellers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, and 38% from the three months ended April 30, 2017 to the three months ended April 30, 2018. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. So long as we meet certain requirements, we could be an "emerging growth company" until as late as January 31, 2023, although we may lose such status sooner if we become a large accelerated filer before such date. See "We are an emerging growth company, and we cannot be certain if the reduced disclosure and governance requirements applicable to emerging growth companies will make our common stock less attractive to investors" for the requirements to maintain emerging growth company status. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or a dispute arises. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation or dispute resolution, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
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

In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 replacing the 1995 European Union Data Protection Directive and superseding applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. These regulations have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations and may subject us to liability for non-compliance. In addition as we, our customers and potential customers evaluate the impact of GDPR and as additional requirements pursuant to GDPR are adopted, sales cycles have lengthened and transaction costs have increased as customers conduct additional diligence and contractual obligations under the new regulations are negotiated. Further, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with the data center provider or if the data center provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.

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
If we do not accurately predict our infrastructure requirements, our existing customers may experience performance degradation or service outages, which may subject us to financial penalties, financial liabilities and customer losses. For example, to support the international growth of our business, we may need to expand data center capacity outside the United States but may not be able to find a cost-effective provider in a timely manner, if at all. When we add data centers and capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. The legal, regulatory and economic impacts of Brexit, which are not known at this time, may also, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax laws. We continue to evaluate the impacts of the Tax Reform Act and consider certain amounts recorded in our consolidated financial statements as of January 31, 2018 to be provisional. As additional regulatory guidance is issued, as accounting treatment is clarified and as we perform additional analysis on the application of the law, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts. See Note 11, "Income Taxes," to our condensed consolidated financial statements for additional information regarding the impact of the Tax Reform Act on our financial results.
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
Certain jurisdictions in which we do not collect sales and use, value-added or similar taxes may assert that such taxes are applicable, which has resulted or could result in tax assessments, penalties and interest, to us or our customers for past amounts, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results and financial condition.
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
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and deferred revenue balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:

•	our ability to attract new customers;

•	our ability to execute on our business strategy;

•	the addition or loss of large customers, including resellers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the timing of billing and cash collections;

•	the timing of significant marketing events and related expenses;

•	the amount and timing of operating expenses;

•	network outages and security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

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
Technology stocks have historically experienced high levels of volatility. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our platform;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	reaction to our press releases and filings with the SEC;

•	changes in accounting principles;

•	announcements related to litigation, regulation or disputes;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 96,238,314 shares of our common stock outstanding as of April 30, 2018.
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
As of April 30, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially owned approximately 42% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
None.
Use of Proceeds from Public Offering of Common Stock
On April 12, 2017, our Registration Statement on Form S-1, as amended (Reg. No. 333-216642) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 12,075,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $11.00 per share. The remainder of the information required by this item regarding the use of proceeds from our initial public offering has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of April 30, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of April 30, 2018 and January 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits

*
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

Date: June 1, 2018	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)