Form 10-Q
period 2018-07-31
Yext, Inc.
filed 2018-08-31
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of August 20, 2018, the registrant had 98,585,370 shares of common stock, $0.001 par value per share outstanding.

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

•	our ability to increase sales of our products;

•	maintaining and expanding our end-customer base and our relationships with our Knowledge Network; and

•	sufficiency of cash to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$47,155	$34,367
Marketable securities	77,664	83,974
Accounts receivable, net of allowances of $287 and $231, respectively	27,878	44,656
Prepaid expenses and other current assets	11,191	7,703
Deferred commissions, current	10,677	9,342
Total current assets	174,565	180,042
Property and equipment, net	11,649	11,438
Goodwill	4,726	4,924
Intangible assets, net	2,275	2,761
Other long term assets	4,519	4,324
Total assets	$197,734	$203,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$30,237	$27,416
Deferred revenue, current	87,474	89,474
Deferred rent, current	1,294	1,288
Total current liabilities	119,005	118,178
Deferred rent, non-current	2,594	3,213
Other long term liabilities	527	645
Total liabilities	122,126	122,036
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2018 and January 31, 2018; zero shares issued and outstanding at July 31, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2018 and January 31, 2018; 104,966,201 and 100,482,264 shares issued at July 31, 2018 and January 31, 2018, respectively; 98,460,867 and 93,976,930 shares outstanding at July 31, 2018 and January 31, 2018, respectively	105	100
Additional paid-in capital	361,719	328,344
Accumulated other comprehensive loss	(1,629)	(1,636)
Accumulated deficit	(272,682)	(233,450)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	75,608	81,453
Total liabilities and stockholders’ equity	$197,734	$203,489
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Revenue	$55,096	$40,769	$106,191	$77,849
Cost of revenue	14,086	10,541	26,886	20,229
Gross profit	41,010	30,228	79,305	57,620
Operating expenses:
Sales and marketing	40,171	30,673	77,200	59,135
Research and development	9,983	6,493	17,712	11,479
General and administrative	12,060	9,569	23,598	18,907
Total operating expenses	62,214	46,735	118,510	89,521
Loss from operations	(21,204)	(16,507)	(39,205)	(31,901)
Investment income	376	322	763	322
Interest expense	(9)	(82)	(76)	(170)
Other (expense) income, net	(219)	57	(389)	(535)
Loss from operations before income taxes	(21,056)	(16,210)	(38,907)	(32,284)
Provision for income taxes	(40)	(189)	(325)	(221)
Net loss	$(21,096)	$(16,399)	$(39,232)	$(32,505)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.18)	$(0.41)	$(0.49)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,511,660	90,064,644	96,248,506	65,676,665

Other comprehensive income (loss):
Foreign currency translation adjustment	$(11)	$165	$(104)	$357
Unrealized gain (loss) on marketable securities	113	(60)	111	(60)
Total comprehensive loss	$(20,994)	$(16,294)	$(39,225)	$(32,208)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2017	43,594	$120,615	31,395	$38	$52,805	$(1,808)	$(166,885)	$(11,905)	$(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	—	93,977	100	328,344	(1,636)	(233,450)	(11,905)	81,453
Exercise of stock options	—	—	3,511	3	10,139	—	—	—	10,142
Vested restricted stock units converted to common shares	—	—	519	1	(1)	—	—	—	—
Issuance of restricted stock	—	—	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	—	—	19,147	—	—	—	19,147
Other comprehensive income	—	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	—	(39,232)	—	(39,232)
Balance, July 31, 2018	—	$—	98,461	$105	$361,719	$(1,629)	$(272,682)	$(11,905)	$75,608
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended July 31,
	2018	2017
Operating activities:
Net loss	$(39,232)	$(32,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,241	2,385
Provision for bad debts	353	169
Stock-based compensation expense	19,021	9,065
Change in fair value of convertible preferred stock warrant liability	—	491
Deferred income taxes	(57)	6
Amortization of deferred financing costs	66	69
Amortization of premium on marketable securities	47	44
Changes in operating assets and liabilities:
Accounts receivable	16,065	13,168
Prepaid expenses and other current assets	(3,690)	(2,571)
Deferred commissions	(1,581)	(487)
Other long term assets	(94)	(119)
Accounts payable, accrued expenses and other current liabilities	4,875	(3,506)
Deferred revenue	(1,434)	125
Deferred rent	(598)	(303)
Other long term liabilities	2	20
Net cash used in operating activities	(3,016)	(13,949)
Investing activities:
Purchases of marketable securities	(24,692)	(94,446)
Maturities of marketable securities	31,067	—
Capital expenditures	(2,703)	(1,886)
Net cash provided by (used in) investing activities	3,672	(96,332)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,527
Payments of deferred offering costs	—	(4,263)
Proceeds from exercise of stock options	10,165	2,381
Proceeds from exercise of warrants	—	79
Repayments on Revolving Line	—	(5,000)
Payments of deferred financing costs	(159)	(99)
Proceeds, net from employee stock purchase plan withholdings	2,479	1,337
Net cash provided by financing activities	12,485	117,962
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(353)	278
Net increase in cash, cash equivalents and restricted cash	12,788	7,959
Cash, cash equivalents and restricted cash at beginning of period	34,367	24,920
Cash, cash equivalents and restricted cash at end of period	$47,155	$32,879

Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	July 31, 2018	July 31, 2017
Cash and cash equivalents	$47,155	$32,879
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$47,155	$32,879
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business
 Yext, Inc. (the "Company") provides a knowledge engine platform that lets businesses control their digital knowledge in the cloud and sync it to the Company's Knowledge Network (formerly the PowerListings Network) of approximately 150 service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Company's cloud-based platform, the Yext Knowledge Engine, is used by end consumers around the globe to discover new businesses, read reviews, and find accurate answers to their queries. The Yext Knowledge Engine powers all of the Company's key features, including Listings, Pages and Reviews, along with its other features and capabilities.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2019, or any other period.
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

Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At July 31, 2018, no single customer accounted for more than 10% of the Company's accounts receivable. At January 31, 2018, one customer accounted for approximately 12% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2018 and 2017, respectively.
Geographic Locations
Revenue by geographic region consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
North America	$47,941	$37,771	$92,811	$72,691
International	7,155	2,998	13,380	5,158
Total revenue	$55,096	$40,769	$106,191	$77,849
North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe.
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can defer the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company currently qualifies as an emerging growth company and has elected to avail itself of this extended transition period. As long as the Company continues to qualify as an emerging growth company, it will not be required to adopt new or revised accounting standards on the relevant dates on which adoption is required for other public companies until required by private company accounting standards. However, based on the market value of the Company's common stock held by non-affiliates as of July 31, 2018, the Company expects it may become a large accelerated filer and thus cease to be an emerging growth company upon the completion of the fiscal year ending January 31, 2019. If the Company ceases to be an emerging growth company, it may no longer be permitted to take advantage of the provisions of the JOBS Act which allows companies to adopt new or revised accounting standards when required by private company accounting standards.
Adoption of New Accounting Standards
The Company early adopted Accounting Standards Update, ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" during the fiscal year ending January 31, 2019. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. As a result of this adoption, there were no changes to the operating, investing and financing activities for the six months ended July 31, 2018. The presentation of the statement of cash flows for the six months ended July 31, 2017 required certain reclassifications to conform to the current year presentation as follows (in thousands):

	Six months ended July 31, 2017
Line Items - As Revised	As Previously Reported	Reclassification of Restricted Cash	As Revised
Net cash used in operating activities	$(13,449)	$(500)	$(13,949)
Net cash used in investing activities	(96,332)	—	(96,332)
Net cash provided by financing activities	117,962	—	117,962
Effects of exchange rate changes on cash, cash equivalents and restricted cash	278	—	278
Net increase in cash, cash equivalents and restricted cash	8,459	(500)	7,959
Cash, cash equivalents and restricted cash at beginning of period	24,420	500	24,920
Cash, cash equivalents and restricted cash at end of period	$32,879	$—	$32,879
The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have an effect on the statement of cash flows. The Company prospectively records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the provision for incomes taxes in the consolidated statement of operations and comprehensive loss; all such excess tax benefits were fully offset by a valuation allowance for the three and six months ended July 31,

2018 and 2017. For previously unrecognized excess tax benefits that existed as of January 31, 2018, the Company used a modified-retrospective approach and recorded a $30.2 million decrease in accumulated deficit and increase in deferred tax assets; these amounts were fully offset by a valuation allowance as the Company assessed that the realization of such deferred tax assets is not more likely than not to be realized.
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-05, “Income Taxes (Topic 740)," to conform to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). The standard was effective upon issuance. The Company continues to evaluate the impacts of the Tax Reform Act and expects to finalize its assessment by the fourth quarter of the fiscal year ending January 31, 2019.
New Accounting Standards To Be Adopted
In May 2014, the FASB issued ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. For all other entities, including emerging growth companies, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods, beginning after December 15, 2019. Early adoption of this standard is permitted for all entities. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).
So long as the Company qualifies as an emerging growth company, it plans to adopt the standard at the start of its fiscal year on February 1, 2019; however, as the Company may cease to be an emerging growth company at the end of its fiscal year ending January 31, 2019, it may be required to adopt the standard earlier. The Company will adopt the standard utilizing the modified retrospective approach, which will result in a cumulative effect adjustment as of the adoption date. The Company has an implementation plan in place guiding its transition that includes implementing control activities related to the new standard, evaluating the impact of the standard on the Company’s revenue recognition policies, its accounting for deferred commissions, including the incremental costs that qualify for capitalization and the determination of the related amortization period, and the new disclosure requirements. The Company expects to capitalize more commissions and amortize them over a longer period of time under the new standard than it is under the existing accounting standard. The Company continues to assess the new standard with consideration to industry trends and additional interpretive guidance, and therefore may adjust its implementation plan accordingly. The Company is currently evaluating the standard for other potential impacts to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, "Leases, Codification Improvements" ("ASU 2018-10") and ASU 2018-11, "Leases, Targeted Improvements" ("ASU 2018-11"), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance, while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. These standards are effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, these standards are effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of adopting this new accounting guidance.
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting." This standard is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance substantially consistent with the accounting for employee share-based compensation. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company's adoption date of ASU 2014-09. The Company is currently evaluating the potential impact of adopting this new accounting guidance.
3. Investments in Marketable Securities
The Company considers all of its investments in marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
The following table summarizes the Company's investments in marketable securities:

	July 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$—	$—	$—	$—
Corporate bonds	42,241	—	(163)	42,078
U.S. treasury securities	35,632	—	(46)	35,586
Total marketable securities	$77,873	$—	$(209)	$77,664

	January 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,972	$—	$(7)	$10,965
Corporate bonds	57,172	—	(243)	56,929
U.S. treasury securities	16,150	—	(70)	16,080
Total marketable securities	$84,294	$—	$(320)	$83,974
As of July 31, 2018, the Company had gross unrealized losses of $0.2 million, of which $0.1 million of corporate bond securities with an aggregate fair value of $34.3 million have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2018, no securities had been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. As of July 31, 2018, the Company's marketable securities have a contractual maturity of two years or less and remaining contractual maturity of one year or less.
Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are the potential components of investment income. Investment income for the periods presented consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Interest income	$376	$322	$763	$322
Total investment income	$376	$322	$763	$322
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
The following table summarizes the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	July 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$24,183	$—	$—	$24,183
Marketable securities:
Commercial paper	—	—	—	—
Corporate bonds	—	42,078	—	42,078
U.S. treasury securities	—	35,586	—	35,586
Total assets	$24,183	$77,664	$—	$101,847

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$16,846	$—	$—	$16,846
Marketable securities:
Commercial paper	—	10,965	—	10,965
Corporate bonds	—	56,929	—	56,929
U.S. treasury securities	—	16,080	—	16,080
Total assets	$16,846	$83,974	$—	$100,820
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.
5. Goodwill and Intangible Assets
Goodwill
As of July 31, 2018 and January 31, 2018, the Company had goodwill of $4.7 million and $4.9 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
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
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2018 and 2017 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of July 31, 2018 and January 31, 2018, the Company had intangible assets, net of $2.3 million and $2.8 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2018 and 2017 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Amortization expense related to intangible assets totaled $0.2 million and $0.3 million for the three and six months ended July 31, 2018, respectively, and $0.1 million and $0.3 million for the three and six months ended July 31, 2017, respectively.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	July 31, 2018	January 31, 2018
Furniture and fixtures	$706	$719
Office equipment	6,906	4,636
Leasehold improvements	13,004	12,928
Computer software	5,191	4,563
Construction in progress	273	124
Total property and equipment	26,080	22,970
Less: accumulated depreciation	(14,431)	(11,532)
Total property and equipment, net	$11,649	$11,438
Depreciation expense was $1.5 million and $2.9 million for the three and six months ended July 31, 2018, respectively, and $1.1 million and $2.1 million for the three and six months ended July 31, 2017, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2018	January 31, 2018
Accounts payable	$6,899	$4,253
Accrued employee compensation	10,673	11,341
Accrued professional services and associated costs	2,133	1,333
Accrued Knowledge Network application provider fees	2,009	1,860
Accrued sales and use tax	1,443	1,846
Accrued employee stock purchase plan withholdings liability	2,138	3,750
Accrued other liabilities	4,942	3,033
Total accounts payable, accrued expenses and other current liabilities	$30,237	$27,416
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2018, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 3,759,077 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2018, the number of shares available for future award under the 2016 Plan is 1,873,494.

Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2018	22,512,856	$5.65	6.91	$146,471
Granted	—	$—
Exercised	(3,510,930)	$2.89
Forfeited or canceled	(439,592)	$6.13
Balance, July 31, 2018	18,562,334	$6.16	6.76	$278,090
Vested and expected to vest	18,477,621	$6.16	6.75	$276,871
Exercisable at July 31, 2018	11,716,421	$5.12	5.86	$187,677
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2018	9,241,953	$4.06
Granted	—	$—
Vested	(1,981,469)	$3.60
Forfeited	(414,571)	$3.33
Balance as of July 31, 2018	6,845,913	$4.23
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2018. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $42.3 million and $23.2 million for the six months ended July 31, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the three and six months ended July 31, 2018. The weighted-average grant date fair value of options granted during the three and six months ended July 31, 2017 was $5.95 and $5.35 per share, respectively.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	4,457,585	$12.26
Granted	4,264,569	$17.24
Vested and converted to shares	(532,073)	$11.34
Forfeited or canceled	(268,521)	$12.68
Balance as of July 31, 2018	7,921,560	$14.99
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. As of July 31, 2018, a total of 2,002,242 shares of the Company's common stock are available for sale to employees under the ESPP. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year beginning on February 1, 2018, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 939,769 shares.

The initial offering period of the ESPP commenced on the effective date of the Initial Public Offering ("IPO"), April 13, 2017, and ended on March 15, 2018. In connection with the initial offering period of the ESPP, 437,527 shares of common stock were purchased under the ESPP at a purchase price of $9.35 per share for total proceeds of $4.1 million. A new offering period began on March 15, 2018 and will end on September 17, 2018. As of July 31, 2018, 292,447 shares are estimated to be purchased at the end of the current offering period and $2.1 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The fair values of the Company’s shares issued and estimated shares to be purchased under the ESPP were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Expected life (years)	0.50	0.92	0.50	0.92
Expected volatility	34.41%	38.30%	34.41%	38.30%
Dividend yield	—	—	—	—
Risk-free rate	1.95%	1.02%	1.95%	1.02%
During the three and six months ended July 31, 2018, the Company recorded $0.5 million and $0.9 million, respectively, of stock-based compensation expense associated with the ESPP. As of July 31, 2018, total unrecognized compensation cost related to ESPP was $0.2 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.
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
The Company's stock-based compensation expense was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$646	$339	$1,212	$486
Sales and marketing	5,669	2,477	9,439	4,736
Research and development	2,086	749	3,642	1,312
General and administrative	2,627	1,438	4,728	2,531
Total stock-based compensation expense	$11,028	$5,003	$19,021	$9,065
As of July 31, 2018, there was approximately $137.9 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.4 years. During the three and six months ended July 31, 2018, the Company capitalized $0.1 million, for each of the periods, of stock-based compensation related to software development of its cloud-based platform, and $0.1 million and $0.2 million for the three and six months ended July 31, 2017, respectively.

The fair value of the Company’s stock options granted during the six months ended July 31, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions: (i) an expected life of 6.08 years based upon the simplified method for employee grants, as the Company does not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term due to the limited period of time its equity shares have been publicly traded; (ii) an expected volatility range of 48.77% - 49.52% based on the average of the historical volatility for a sample of comparable companies; (iii) a risk-free rate range of 1.87% - 2.13% based on the U.S. treasury yield curve in effect at the time of grants; and, (iv) a dividend yield of zero, as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The expected life assumptions for options granted to non-employees are based upon the remaining contractual term of the option. No options were granted during the six months ended July 31, 2018.
9. Equity
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock and all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock. At that time, a final fair value adjustment of $0.5 million was recorded to other expense, net and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity (deficit).
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2018, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2018 and January 31, 2018, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of July 31, 2018 and January 31, 2018, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        Subject to certain terms of the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal.
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
        As of July 31, 2018 and January 31, 2018, the Company had no debt outstanding on its Revolving Line. As of July 31, 2018, the Company was in compliance with all debt covenants and had $15.0 million available under its Revolving Line.
11. Income Taxes
For the six months ended July 31, 2018 and 2017, the Company recorded a provision for income taxes of $0.3 million and $0.2 million, respectively.
ASC 740 generally requires providing for income taxes during interim periods based on the estimated annual effective tax rate ("AETR") for the full fiscal year. For the three and six months ended July 31, 2018, the Company calculated its income tax provision as though the interim year to date period was an annual period, referred to herein as the discrete method. The Company believes that the application of the AETR method is impractical at this time, given that normal deviations in the projected pre-tax net income (loss) in certain jurisdictions could result in a disproportionate and unreliable effective tax rate under the AETR method.
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
12. Commitments and Contingencies
Leases, Knowledge Network Application Provider Agreements and Other
        The Company is obligated to make payments under certain non-cancelable operating leases for office space, with various expiry dates between fiscal years 2019 and 2028, including the Company's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with Knowledge Network application providers, which expire at various dates between fiscal years 2019 and 2035.
        Future minimum annual payments under these and other contractual obligations in the normal course of business as of July 31, 2018 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2019	$3,967	$8,434
2020	7,982	3,015
2021	7,194	233
2022	800	12
2023 and thereafter	2,341	65
Total	$22,284	$11,759
        Rent expense was $1.8 million and $3.6 million for the three and six months ended July 31, 2018, respectively, and $1.5 million and $3.0 million for the three and six months ended July 31, 2017, respectively.
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
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(21,096)	$(16,399)	$(39,232)	$(32,505)
Denominator:
Weighted-average common shares outstanding	97,511,660	90,064,644	96,248,506	65,676,665
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.18)	$(0.41)	$(0.49)
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
        Since the Company was in a net loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2018	2017
Options to purchase common stock	18,562,334	25,486,316
Restricted stock and restricted stock units	7,921,560	2,795,181
Shares estimated to be purchased under ESPP	292,447	515,371
Total anti-dilutive common equivalent shares	26,776,341	28,796,868

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
Overview
Yext is a knowledge engine. Our platform lets businesses control their digital knowledge in the cloud and sync it to approximately 150 services and applications, which we refer to as our Knowledge Network (formerly the PowerListings Network) and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. We have established direct data integrations with applications in our Knowledge Network that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries.
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
While the majority of our revenue is based in the U.S., we continue to grow internationally. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was more than 10% of our total revenue for the three and six months ended July 31, 2018. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription services. We sell subscriptions to our cloud-based platform through contracts that are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses at each customer, the package, or for older contracts, number of features, to which each customer subscribes, the price of the package or the feature set and renewal rates. Revenue is recognized ratably over the contract term beginning on the commencement date of each contract, at which time the customers are granted access to the platform, the appropriate package or feature set and associated support. We typically invoice our customers in monthly, quarterly, semi-annual or annual installments at the beginning of each subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
Cost of Revenue
Cost of revenue includes fees we pay to our Knowledge Network application providers. Our ongoing arrangements with Knowledge Network application providers follow one of three mechanisms: unpaid, fixed, or variable fee based on licenses served or revenue. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our Knowledge Network application providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our platform and providing support services. These expenses are primarily comprised of personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs.
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
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Revenue	$55,096	$40,769	$106,191	$77,849
Cost of revenue(1)	14,086	10,541	26,886	20,229
Gross profit	41,010	30,228	79,305	57,620
Operating expenses:
Sales and marketing(1)	40,171	30,673	77,200	59,135
Research and development(1)	9,983	6,493	17,712	11,479
General and administrative(1)	12,060	9,569	23,598	18,907
Total operating expenses	62,214	46,735	118,510	89,521
Loss from operations	(21,204)	(16,507)	(39,205)	(31,901)
Investment income	376	322	763	322
Interest expense	(9)	(82)	(76)	(170)
Other expense, net	(219)	57	(389)	(535)
Loss from operations before income taxes	(21,056)	(16,210)	(38,907)	(32,284)
Provision for income taxes	(40)	(189)	(325)	(221)
Net loss	$(21,096)	$(16,399)	$(39,232)	$(32,505)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$646	$339	$1,212	$486
Sales and marketing	5,669	2,477	9,439	4,736
Research and development	2,086	749	3,642	1,312
General and administrative	2,627	1,438	4,728	2,531
Total stock-based compensation expense	$11,028	$5,003	$19,021	$9,065

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	26	26	25	26
Gross profit	74	74	75	74
Operating expenses:
Sales and marketing	73	75	73	76
Research and development	17	16	17	15
General and administrative	22	23	22	24
Total operating expenses	112	114	112	115
Loss from operations	(38)	(40)	(37)	(41)
Investment income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	(1)
Loss from operations before income taxes	(38)	(40)	(37)	(42)
Provision for income taxes	—	—	—	—
Net loss	(38)%	(40)%	(37)%	(42)%
Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$55,096	$40,769	$14,327	35%
Cost of revenue	14,086	10,541	$3,545	34%
Gross profit	$41,010	$30,228	$10,782	36%
Gross margin	74.4%	74.1%
Total revenue was $55.1 million for the three months ended July 31, 2018, compared to $40.8 million for the three months ended July 31, 2017, an increase of $14.3 million or 35%. This increase was primarily due to continued new customer acquisitions and expanded subscriptions sold to existing customers.
Cost of revenue was $14.1 million for the three months ended July 31, 2018, compared to $10.5 million for the three months ended July 31, 2017, an increase of $3.5 million or 34%. This increase was primarily due to a $1.4 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount and a $0.6 million increase in Knowledge Network application provider fees. The remaining increase in cost of revenue primarily related to increases in depreciation expense, stock-based compensation expense, and costs associated with our data centers.
Gross margin was 74.4% for the three months ended July 31, 2018, compared to 74.1% for the three months ended July 31, 2017, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$40,171	$30,673	$9,498	31%
Research and development	$9,983	$6,493	$3,490	54%
General and administrative	$12,060	$9,569	$2,491	26%
Sales and marketing expense was $40.2 million for the three months ended July 31, 2018, compared to $30.7 million for the three months ended July 31, 2017, an increase of $9.5 million, or 31%. The increase was primarily due to a $5.2 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions, as we continued to expand our sales force to invest in our overall growth. In addition, stock-based compensation expense increased $3.2 million.
Research and development expense was $10.0 million for the three months ended July 31, 2018, compared to $6.5 million for the three months ended July 31, 2017, an increase of $3.5 million, or 54%. The increase was primarily due to a $2.1 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $1.3 million increase in stock-based compensation expense.
General and administrative expense was $12.1 million for the three months ended July 31, 2018, compared to $9.6 million for the three months ended July 31, 2017, an increase of $2.5 million, or 26%. The increase was primarily due to a $1.2 million increase in stock-based compensation expense, as well as a $0.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.
Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$106,191	$77,849	$28,342	36%
Cost of revenue	26,886	20,229	$6,657	33%
Gross profit	$79,305	$57,620	$21,685	38%
Gross margin	74.7%	74.0%
Total revenue was $106.2 million for the six months ended July 31, 2018, compared to $77.8 million for the six months ended July 31, 2017, an increase of $28.3 million or 36%. This increase was primarily due to continued new customer acquisitions and expanded subscriptions sold to existing customers.
Cost of revenue was $26.9 million for the six months ended July 31, 2018, compared to $20.2 million for the six months ended July 31, 2017, an increase of $6.7 million or 33%. This increase was primarily due to a $2.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount and a $1.1 million increase in Knowledge Network application provider fees. The remaining increase in cost of revenue primarily related to increases in depreciation expense, stock-based compensation expense, and costs associated with our data centers.
Gross margin was 74.7% for the six months ended July 31, 2018, compared to 74.0% for the six months ended July 31, 2017, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$77,200	$59,135	$18,065	31%
Research and development	$17,712	$11,479	$6,233	54%
General and administrative	$23,598	$18,907	$4,691	25%
Sales and marketing expense was $77.2 million for the six months ended July 31, 2018, compared to $59.1 million for the six months ended July 31, 2017, an increase of $18.1 million, or 31%. The increase was primarily due to a $10.4 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as commissions, as we continued to expand our sales force to invest in our overall growth. In addition, stock-based compensation expense increased $4.7 million.
Research and development expense was $17.7 million for the six months ended July 31, 2018, compared to $11.5 million for the six months ended July 31, 2017, an increase of $6.2 million, or 54%. The increase was primarily due to a $3.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $2.3 million increase in stock-based compensation expense.
General and administrative expense was $23.6 million for the six months ended July 31, 2018, compared to $18.9 million for the six months ended July 31, 2017, an increase of $4.7 million, or 25%. The increase was primarily due to a $2.2 million increase in stock-based compensation expense, as well as a $1.4 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.

Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds, corporate bonds and U.S. treasury securities, totaling $124.8 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, significant marketing events and related expenses, and other factors.
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
As of July 31, 2018, we had no debt outstanding and $15.0 million available under our Revolving Line.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(3,016)	$(13,949)
Net cash provided by (used in) investing activities	$3,672	$(96,332)
Net cash provided by financing activities	$12,485	$117,962
Operating Activities
Net cash used in operating activities of $3.0 million for the six months ended July 31, 2018 was primarily due to the net loss of $39.2 million, as well as changes in prepaid expenses and other current assets of $3.7 million, deferred commissions of $1.6 million and deferred revenue of $1.4 million. These decreases were partially offset by a change in accounts receivable of $16.1 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers, as well as a change in accounts payable, accrued expenses and other current liabilities of $4.9 million, generally associated with timing. In addition, non-cash charges related to stock‑based compensation expense of $19.0 million and depreciation and amortization of $3.2 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.
Net cash used in operating activities of $13.9 million for the six months ended July 31, 2017 was primarily due to the net loss of $32.5 million, a change in accounts payable, accrued expenses and other current liabilities of $3.5 million, mainly due to the timing of payments associated with commissions and salaries, and a change in prepaid expenses and other current assets of $2.6 million. These decreases were offset by a change in accounts receivable of $13.2 million, mainly due to timing of billing and cash collections during the period, stock‑based compensation expense of $9.1 million, and depreciation and amortization of $2.4 million.
Investing Activities
Net cash provided by investing activities of $3.7 million for the six months ended July 31, 2018 was related to maturities associated with marketable securities of $31.1 million, offset by purchases of marketable securities of $24.7 million and capital expenditures of $2.7 million.

Net cash used in investing activities of $96.3 million for the six months ended July 31, 2017 was primarily related to purchases of marketable securities of $94.4 million and capital expenditures of $1.9 million.
Financing Activities
Net cash provided by financing activities of $12.5 million for the six months ended July 31, 2018 was related to proceeds from exercises of stock options of $10.2 million and proceeds, net from employee stock purchase plan withholdings of $2.5 million, partially offset by payments of deferred financing costs of $0.2 million.
Net cash provided by financing activities of $118.0 million for the six months ended July 31, 2017 was primarily related to proceeds from our Initial Public Offering ("IPO") of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $2.4 million, and proceeds, net from employee stock purchase plan withholdings of $1.3 million. These amounts were partially offset by the repayment of our Revolving Line of $5.0 million and costs paid in connection with our IPO of $4.3 million.
Contractual Obligations
We are obligated to make payments under certain non-cancelable operating leases for office space, with various expiry dates between fiscal years 2019 and 2028, including our primary facility in New York, which expires in December 2020. We are a party to various agreements with Knowledge Network application providers, the agreements for which expire at various dates between fiscal years 2019 and 2035. The following table summarizes our non-cancelable contractual obligations as of July 31, 2018 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2019	$3,967	$8,434
2020	7,982	3,015
2021	7,194	233
2022	800	12
2023 and thereafter	2,341	65
Total	$22,284	$11,759
(1) Includes any minimum contractual commitment levels of variable payments to Knowledge Network application providers, as well as other contractual obligations in the normal course of business.
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
Except as described in Note 2, “Summary of Significant Accounting Policies- Recent Accounting Pronouncements -Adoption of New Accounting Standards,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies- Recent Accounting Pronouncements," to the condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2018 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds, corporate bonds and U.S. treasury securities, totaling $124.8 million as of July 31, 2018. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
We do not believe our cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash equivalents and marketable securities do not contain excessive risk, we cannot assure you that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Annual Report on Form 10-K.

Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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
We generated a net loss of $66.6 million, $43.2 million, and $26.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and a net loss of $39.2 million in the six months ended July 31, 2018. As of July 31, 2018, we had an accumulated deficit of $272.7 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to continue to expand our direct sales force, both domestically and internationally, we have historically had difficulty recruiting a sufficient number of qualified sales personnel. If we are unable to adequately scale our sales force, we will not be able to reach our market potential and execute our business plan.
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
Some of our resellers and Knowledge Network application providers also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if these resellers and application providers are not able to successfully manage these risks.
Our growth depends in part on the success of our strategic relationships with existing and prospective Knowledge Network application providers.
We have established strategic relationships with approximately 150 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive.
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

If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer.
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
Our future success depends on our ability to adapt and be innovative. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new features that address our customers' needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
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
Because our platform is sold to enterprises that often have complex operating environments, we may encounter long and unpredictable sales cycles, which could adversely affect our operating results in any given period.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. As of July 31, 2018, we work with more than 3,000 resellers. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2018 and 2017, or for the six months ended July 31, 2018. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party resellers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, and 36% from the six months ended July 31, 2017 to the six months ended July 31, 2018. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect we may become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019. See "We are an emerging growth company, and we cannot be certain if the reduced disclosure and governance requirements applicable to emerging growth companies will make our common stock less attractive to investors" for the requirements to maintain emerging growth company status. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018. The act requires covered businesses to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. As currently enacted, the act takes effect on January 1, 2020. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.

Similarly, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 replacing the 1995 European Union Data Protection Directive and superseding applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom recently implemented a Data Protection Bill that substantially implements the GDPR, which became effective in May 2018.  However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States.
These domestic and foreign laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for regulations that have recently been enacted. Application of laws may be inconsistent or may conflict among jurisdictions. In addition, these regulations have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies and may strain our technical capabilities. In addition as we, our customers and potential customers evaluate the impact of new regulations such as GDPR and as additional requirements pursuant to such regulations are adopted, sales cycles have lengthened and transaction costs have increased as customers conduct additional diligence and contractual obligations under the new regulations are negotiated.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new features. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.
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
In addition, the proper functioning of our platform is dependent on the ability of our Knowledge Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Knowledge Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. If our Knowledge Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
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
Significant judgments and estimates are required in determining the provision for or benefit from income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
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
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an "emerging growth company" the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act, including with respect to ASU 2014-09. However, based on the market value of our common stock held by non-affiliates as of July

31, 2018, we expect we may cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019 and the extended transition period for adoption of this and other accounting standards may expire. For information regarding new accounting standards and their respective adoption dates, see Note 2 "Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report.
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
Technology stocks have historically experienced high levels of volatility. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	addition or loss of significant strategic relationships with application providers in the Knowledge Network;

•	changes in laws or regulations applicable to our platform;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	reaction to our press releases and filings with the SEC;

•	changes in accounting principles;

•	announcements related to litigation, regulation or disputes;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 98,460,867 shares of our common stock outstanding as of July 31, 2018.

In addition, equity compensation comprises a significant component of our compensation strategy. We have granted and expect to grant equity awards from our equity incentive plan and under the terms of such plan, shares of our common stock reserved for future issuance will be subject to annual increases, which would cause dilution. We have and may in the future file registration statements registering the issuance of shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans. Shares registered on the Form S-8 registration statement would be eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
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
As of July 31, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially owned approximately 30% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs. Furthermore, the loss of emerging growth company status may subject us to additional reporting requirements and standards as described below, which may further strain our resources, increase costs and divert management’s attention from other business concerns.
If we no longer qualify as an emerging growth company, as defined by the JOBS Act and as certain extended transition periods available to emerging growth companies expire, we will become subject to additional reporting requirements and standards. For example, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as an emerging growth company, we have delayed the adoption of certain accounting standards including ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect we may cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019 and the extended transition period for adoption of this and other accounting standards may expire. While we are taking steps to implement the systems and processes required to comply with these additional requirements, we cannot assure you that the measures we have taken to date, and are continuing to implement, will enable us to comply fully and in a timely manner.
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
We will remain an emerging growth company and may take advantage of these reporting exemptions until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the preceding July 31, which is the end of our second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) January 31, 2023. Based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect we may become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019, and as a result may be subject to increased disclosure and governance requirements.

We are an emerging growth company, and we have elected to use the extended transition period for complying with new or revised accounting standards otherwise applicable to public companies, which may make our common stock less attractive to investors.
As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect we may become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019 and the extended transition period for adoption of certain accounting standards may expire.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of July 31, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of July 31, 2018 and January 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits

*
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

Date: August 31, 2018	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)