Form 10-Q
period 2018-10-31
Yext, Inc.
filed 2018-11-30
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	o
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of November 19, 2018, the registrant had 100,864,546 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,337	$34,367
Marketable securities	78,697	83,974
Accounts receivable, net of allowances of $148 and $231, respectively	34,446	44,656
Prepaid expenses and other current assets	10,687	7,703
Deferred commissions, current	10,948	9,342
Total current assets	163,115	180,042
Property and equipment, net	11,635	11,438
Goodwill	4,623	4,924
Intangible assets, net	2,064	2,761
Other long term assets	4,825	4,324
Total assets	$186,262	$203,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,033	$27,416
Deferred revenue, current	83,193	89,474
Deferred rent, current	1,472	1,288
Total current liabilities	111,698	118,178
Deferred rent, non-current	2,096	3,213
Other long term liabilities	598	645
Total liabilities	114,392	122,036
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2018 and January 31, 2018; zero shares issued and outstanding at October 31, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2018 and January 31, 2018; 107,277,643 and 100,482,264 shares issued at October 31, 2018 and January 31, 2018, respectively; 100,772,309 and 93,976,930 shares outstanding at October 31, 2018 and January 31, 2018, respectively	107	100
Additional paid-in capital	382,564	328,344
Accumulated other comprehensive loss	(1,448)	(1,636)
Accumulated deficit	(297,448)	(233,450)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	71,870	81,453
Total liabilities and stockholders’ equity	$186,262	$203,489
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Revenue	$58,742	$44,332	$164,933	$122,181
Cost of revenue	14,886	11,658	41,772	31,887
Gross profit	43,856	32,674	123,161	90,294
Operating expenses:
Sales and marketing	45,669	32,756	122,869	91,891
Research and development	9,158	6,958	26,870	18,437
General and administrative	13,867	10,196	37,465	29,103
Total operating expenses	68,694	49,910	187,204	139,431
Loss from operations	(24,838)	(17,236)	(64,043)	(49,137)
Investment income	350	419	1,113	741
Interest income (expense)	74	(104)	(2)	(274)
Other expense, net	(194)	(132)	(583)	(667)
Loss from operations before income taxes	(24,608)	(17,053)	(63,515)	(49,337)
Provision for income taxes	(158)	(9)	(483)	(230)
Net loss	$(24,766)	$(17,062)	$(63,998)	$(49,567)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.19)	$(0.66)	$(0.67)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	99,628,479	90,353,608	97,387,544	73,992,705

Other comprehensive income (loss):
Foreign currency translation adjustment	$126	$53	$22	$410
Unrealized gain (loss) on marketable securities	55	(88)	166	(148)
Total comprehensive loss	$(24,585)	$(17,097)	$(63,810)	$(49,305)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)
(unaudited)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2017	43,594	$120,615	31,395	$38	$52,805	$(1,808)	$(166,885)	$(11,905)	$(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	—	93,977	100	328,344	(1,636)	(233,450)	(11,905)	81,453
Exercise of stock options	—	—	5,000	4	15,080	—	—	—	15,084
Vested restricted stock units converted to common shares	—	—	1,085	2	(2)	—	—	—	—
Issuance of restricted stock	—	—	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	—	—	32,365	—	—	—	32,365
Other comprehensive income	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	(63,998)	—	(63,998)
Balance, October 31, 2018	—	$—	100,772	$107	$382,564	$(1,448)	$(297,448)	$(11,905)	$71,870
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended October 31,
	2018	2017
Operating activities:
Net loss	$(63,998)	$(49,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,028	3,751
Provision for bad debts	302	321
Stock-based compensation expense	31,943	15,002
Change in fair value of convertible preferred stock warrant liability	—	491
Deferred income taxes	(54)	(13)
Amortization of deferred financing costs	98	105
Amortization of premium on marketable securities	(61)	108
Gain on sale of marketable securities	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	9,352	3,629
Prepaid expenses and other current assets	(3,325)	(1,989)
Deferred commissions	(1,831)	(1,152)
Other long term assets	(509)	(161)
Accounts payable, accrued expenses and other current liabilities	3,681	(2,625)
Deferred revenue	(5,298)	2,263
Deferred rent	(910)	(581)
Other long term liabilities	2	89
Net cash used in operating activities	(25,580)	(30,330)
Investing activities:
Purchases of marketable securities	(52,916)	(106,155)
Maturities of marketable securities	58,420	7,500
Sales of marketable securities	—	6,041
Capital expenditures	(4,321)	(2,747)
Net cash provided by (used in) investing activities	1,183	(95,361)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,527
Payments of deferred offering costs	—	(4,263)
Proceeds from exercise of stock options	15,044	4,686
Proceeds from exercise of warrants	—	79
Repayments on Revolving Line	—	(5,000)
Payments of deferred financing costs	(159)	(99)
Proceeds, net from employee stock purchase plan withholdings	3,947	2,724
Net cash provided by financing activities	18,832	121,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(465)	229
Net decrease in cash, cash equivalents and restricted cash	(6,030)	(3,808)
Cash, cash equivalents and restricted cash at beginning of period	34,367	24,920
Cash, cash equivalents and restricted cash at end of period	$28,337	$21,112
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	October 31, 2018	October 31, 2017
Cash and cash equivalents	$28,337	$21,112
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$28,337	$21,112
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2019, or any other period.
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

Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At October 31, 2018, no single customer accounted for more than 10% of the Company's accounts receivable. At January 31, 2018, one customer accounted for approximately 12% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2018 and 2017, respectively.
Geographic Locations
Revenue by geographic region consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
North America	$50,523	$40,319	$143,334	$113,010
International	8,219	4,013	21,599	9,171
Total revenue	$58,742	$44,332	$164,933	$122,181
North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe.
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can defer the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company currently qualifies as an emerging growth company and has elected to avail itself of this extended transition period. As long as the Company continues to qualify as an emerging growth company, it will not be required to adopt new or revised accounting standards on the relevant dates on which adoption is required for other public companies until required by private company accounting standards. However, based on the market value of the Company's common stock held by non-affiliates as of July 31, 2018, the Company expects to become a large accelerated filer and thus cease to be an emerging growth company on January 31, 2019. At that time, the Company will be required to adopt new or revised accounting standards as required by public companies, including those standards which the Company had previously deferred pursuant to the JOBS Act.
Adoption of New Accounting Standards
The Company early adopted Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" during the fiscal year ending January 31, 2019. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. As a result of this adoption, there were no changes to the operating, investing and financing activities for the nine months ended October 31, 2018. The presentation of the statement of cash flows for the nine months ended October 31, 2017 required certain reclassifications to conform to the current year presentation as follows (in thousands):

	Nine months ended October 31, 2017
Line Items - As Revised	As Previously Reported	Reclassification of Restricted Cash	As Revised
Net cash used in operating activities	$(29,830)	$(500)	$(30,330)
Net cash used in investing activities	(95,361)	—	(95,361)
Net cash provided by financing activities	121,654	—	121,654
Effects of exchange rate changes on cash, cash equivalents and restricted cash	229	—	229
Net decrease in cash, cash equivalents and restricted cash	(3,308)	(500)	(3,808)
Cash, cash equivalents and restricted cash at beginning of period	24,420	500	24,920
Cash, cash equivalents and restricted cash at end of period	$21,112	$—	$21,112
The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have an effect on the statement of cash flows. The Company prospectively records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the provision for income taxes in the consolidated statement of operations and comprehensive loss; all such excess tax benefits were fully offset by a valuation allowance for the three and nine months ended

October 31, 2018 and 2017. For previously unrecognized excess tax benefits that existed as of January 31, 2018, the Company used a modified-retrospective approach and recorded a $30.2 million decrease in accumulated deficit and increase in deferred tax assets; these amounts were fully offset by a valuation allowance as the Company assessed that the realization of such deferred tax assets is not more likely than not to be realized.
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
The Company plans to adopt the standard on January 31, 2019 utilizing the modified retrospective approach, which will result in a cumulative effect adjustment for the full fiscal year. The Company has an implementation plan in place guiding its transition that includes implementing control activities related to the new standard, evaluating the impact of the standard on its revenue recognition policies, accounting for deferred commissions, and the new disclosure requirements. The Company has evaluated both qualitative and quantitative factors and plans to amortize deferred commissions over a longer benefit period, expected to be three years, in comparison to the current policy of amortizing such amounts over the revenue contract terms. The Company is continuing its process to assess the new standard with consideration to industry trends and interpretive guidance, and to analyze and quantify the effect of the adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, "Leases, Codification Improvements" ("ASU 2018-10") and ASU 2018-11, "Leases, Targeted Improvements" ("ASU 2018-11"), to provide additional guidance for the adoption. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance, while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. The Company plans to adopt the standard on February 1, 2019 utilizing the modified retrospective approach, which includes a number of optional practical expedients which it may elect to apply. The Company has an implementation plan in place guiding its transition, including the new accounting and disclosure requirements. It expects the adoption will result in the recognition of right-of-use assets and lease liabilities for its operating leases, which will increase total assets and liabilities. The Company is continuing to evaluate the standard, with consideration to industry trends and additional interpretive guidance, for other potential impacts to its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting." This standard is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance substantially consistent with the accounting for employee share-based compensation. The Company plans to adopt this standard on February 1, 2019 and is currently evaluating the potential impact of adopting this new accounting guidance.
In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those to develop or obtain internal-use software. The Company plans to early adopt this standard on February 1, 2019 on a prospective basis and is currently evaluating the potential impact of adopting this new accounting guidance.

3. Investments in Marketable Securities
The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
The following table summarizes the Company's investments in marketable securities:

	October 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$—	$—	$—	$—
Corporate bonds	25,960	—	(95)	25,865
U.S. treasury securities	52,891	—	(59)	52,832
Total marketable securities	$78,851	$—	$(154)	$78,697

	January 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,972	$—	$(7)	$10,965
Corporate bonds	57,172	—	(243)	56,929
U.S. treasury securities	16,150	—	(70)	16,080
Total marketable securities	$84,294	$—	$(320)	$83,974
As of October 31, 2018, the Company had gross unrealized losses of $0.2 million, of which $0.1 million of marketable securities with an aggregate fair value of $32.3 million have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2018, no securities had been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. As of October 31, 2018, the Company's marketable securities have a contractual maturity of two years or less and remaining contractual maturity of one year or less.
Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are the potential components of investment income. Investment income for the periods presented consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Interest income	$350	$418	$1,113	$740
Realized gains	—	1	—	1
Total investment income	$350	$419	$1,113	$741
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
The following table summarizes the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	October 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$18,678	$—	$—	$18,678
Marketable securities:
Commercial paper	—	—	—	—
Corporate bonds	—	25,865	—	25,865
U.S. treasury securities	—	52,832	—	52,832
Total assets	$18,678	$78,697	$—	$97,375

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$16,846	$—	$—	$16,846
Marketable securities:
Commercial paper	—	10,965	—	10,965
Corporate bonds	—	56,929	—	56,929
U.S. treasury securities	—	16,080	—	16,080
Total assets	$16,846	$83,974	$—	$100,820
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.
5. Goodwill and Intangible Assets
Goodwill
As of October 31, 2018 and January 31, 2018, the Company had goodwill of $4.6 million and $4.9 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite lives.
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
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2018 and 2017 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Intangible Assets
As of October 31, 2018 and January 31, 2018, the Company had intangible assets, net of $2.1 million and $2.8 million, respectively. The Company's intangible assets include customer relationships, website development, trade names and trademarks, acquired technology and domains. These intangible assets are amortized using the straight-line method over their estimated economic lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2018 and 2017 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million and $0.5 million for the three and nine months ended October 31, 2018, respectively, and $0.2 million and $0.5 million for the three and nine months ended October 31, 2017, respectively.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	October 31, 2018	January 31, 2018
Furniture and fixtures	$715	$719
Office equipment	7,605	4,636
Leasehold improvements	13,052	12,928
Computer software	5,795	4,563
Construction in progress	522	124
Total property and equipment	27,689	22,970
Less: accumulated depreciation	(16,054)	(11,532)
Total property and equipment, net	$11,635	$11,438
Depreciation expense was $1.6 million and $4.5 million for the three and nine months ended October 31, 2018, respectively, and $1.2 million and $3.2 million for the three and nine months ended October 31, 2017, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2018	January 31, 2018
Accounts payable	$4,417	$4,253
Accrued employee compensation	11,034	11,341
Accrued professional services and associated costs	2,063	1,333
Accrued Knowledge Network application provider fees	2,353	1,860
Accrued sales and use tax	1,391	1,846
Accrued employee stock purchase plan withholdings liability	918	3,750
Accrued other liabilities	4,857	3,033
Total accounts payable, accrued expenses and other current liabilities	$27,033	$27,416
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

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2018, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 3,759,077 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2018, the number of shares available for future award under the 2016 Plan is 1,446,083.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2018	22,512,856	$5.65	6.91	$146,471
Granted	—	$—
Exercised	(5,000,035)	$3.02
Forfeited or canceled	(585,453)	$5.99
Balance, October 31, 2018	16,927,368	$6.41	6.51	$216,783
Vested and expected to vest	16,864,828	$6.41	6.51	$216,009
Exercisable at October 31, 2018	11,115,428	$5.55	5.68	$151,944
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2018	9,241,953	$4.06
Granted	—	$—
Vested	(2,894,581)	$3.72
Forfeited	(535,432)	$3.17
Balance as of October 31, 2018	5,811,940	$4.31
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2018. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $69.3 million and $29.7 million for the nine months ended October 31, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the three and nine months ended October 31, 2018. The weighted-average grant date fair value of options granted during the three and nine months ended October 31, 2017 was $6.66 and $5.63 per share, respectively.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	4,457,585	$12.26
Granted	5,031,773	$18.44
Vested and converted to shares	(1,098,253)	$13.03
Forfeited or canceled	(462,453)	$13.43
Balance as of October 31, 2018	7,928,652	$16.01

Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year beginning on February 1, 2018, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 939,769 shares. As of October 31, 2018, a total of 1,746,085 shares of the Company's common stock are available for sale to employees under the ESPP.
The initial offering period of the ESPP commenced on the effective date of the Initial Public Offering ("IPO"), April 13, 2017, and ended on March 15, 2018. In connection with the initial offering period of the ESPP, 437,527 shares of common stock were purchased under the ESPP at a purchase price of $9.35 per share for total proceeds of $4.1 million. A second offering period began on March 15, 2018 and ended on September 17, 2018. In connection with the second offering period, 256,157 shares of common stock were purchased under the ESPP at a purchase price of $10.49 per share for total proceeds of $2.7 million. A third offering period began on September 17, 2018 and will end on March 15, 2019. As of October 31, 2018, 179,221 shares are estimated to be purchased at the end of the offering period and $0.9 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares estimated to be purchased under the respective ESPP offering periods were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Expected life (years)	0.50	—	0.50	0.92
Expected volatility	45.09%	—%	34.41% - 45.09%	38.30%
Dividend yield	—	—	—	—
Risk-free rate	2.35%	—%	1.95% - 2.35%	1.02%
During the three and nine months ended October 31, 2018, the Company recorded $0.5 million and $1.5 million, respectively, of stock-based compensation expense associated with the ESPP. As of October 31, 2018, total unrecognized compensation cost related to ESPP was $0.9 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.37 years.
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
The Company's stock-based compensation expense was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$820	$461	$2,032	$947
Sales and marketing	6,891	2,741	16,330	7,477
Research and development	2,369	1,121	6,011	2,433
General and administrative	2,842	1,614	7,570	4,145
Total stock-based compensation expense	$12,922	$5,937	$31,943	$15,002

As of October 31, 2018, there was approximately $141.5 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.3 years. During the three and nine months ended October 31, 2018, the Company capitalized $0.3 million and $0.4 million, respectively, of stock-based compensation related to software development of its cloud-based platform, and $0.1 million and $0.3 million for the three and nine months ended October 31, 2017, respectively.
The fair value of the Company’s stock options granted during the nine months ended October 31, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions: (i) an expected life of 6.08 years based upon the simplified method for employee grants, as the Company does not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term due to the limited period of time its equity shares have been publicly traded; (ii) an expected volatility range of 47.33% - 48.77% based on the average of the historical volatility for a sample of comparable companies; (iii) a risk-free rate range of 1.87% - 2.37% based on the U.S. treasury yield curve in effect at the time of grants; and, (iv) a dividend yield of zero, as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The expected life assumptions for options granted to non-employees are based upon the remaining contractual term of the option. No options were granted during the nine months ended October 31, 2018.
9. Equity
The following tables summarize the changes in convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended October 31, 2018 and 2017 (in thousands):

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2018	—	$—	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Exercise of stock options	—	—	1,678	2	4,908	—	—	—	4,910
Vested restricted stock units converted to common shares	—	—	141	—	—	—	—	—	—
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	—	—	8,066	—	—	—	8,066
Other comprehensive loss	—	—	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	—	—	(18,136)	—	(18,136)
Balance, April 30, 2018	—	—	96,238	103	345,408	(1,731)	(251,586)	(11,905)	80,289
Exercise of stock options	—	—	1,833	1	5,231	—	—	—	5,232
Vested restricted stock units converted to common shares	—	—	378	1	(1)	—	—	—	—
Issuance of restricted stock	—	—	12	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,081	—	—	—	11,081
Other comprehensive income	—	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	—	(21,096)	—	(21,096)
Balance, July 31, 2018	—	—	98,461	105	361,719	(1,629)	(272,682)	(11,905)	75,608
Exercise of stock options	—	—	1,489	1	4,941	—	—	—	4,942
Vested restricted stock units converted to common shares	—	—	566	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	256	—	2,687	—	—	—	2,687
Stock-based compensation	—	—	—	—	13,218	—	—	—	13,218
Other comprehensive income	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	(24,766)	—	(24,766)
Balance, October 31, 2018	—	$—	100,772	$107	$382,564	$(1,448)	$(297,448)	$(11,905)	$71,870

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2017	43,594	$120,615	31,395	$38	$52,805	$(1,808)	$(166,885)	$(11,905)	$(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	2,728	3	2,137	—	—	—	2,140
Exercise of common stock warrants	—	—	143	—	—	—	—	—	—
Vested restricted stock units converted to common shares	—	—	60	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,062	—	—	—	4,062
Other comprehensive income	—	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	—	(16,106)	—	(16,106)
Balance, April 30, 2017	—	—	89,995	97	300,092	(1,616)	(182,991)	(11,905)	103,677
Exercise of stock options	—	—	69	—	241	—	—	—	241
Exercise of common stock warrants	—	—	36	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	40	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,181	—	—	—	5,181
Other comprehensive income	—	—	—	—	—	105	—	—	105
Net loss	—	—	—	—	—	—	(16,399)	—	(16,399)
Balance, July 31, 2017	—	—	90,153	97	305,593	(1,511)	(199,390)	(11,905)	92,884
Exercise of stock options	—	—	726	1	2,304	—	—	—	2,305
Vested restricted stock units converted to common shares	—	—	30	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,033	—	—	—	6,033
Other comprehensive loss	—	—	—	—	—	(35)	—	—	(35)
Net loss	—	—	—	—	—	—	(17,062)	—	(17,062)
Balance, October 31, 2017	—	$—	90,909	$98	$313,930	$(1,546)	$(216,452)	$(11,905)	$84,125
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
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2018, no shares of preferred stock were issued or outstanding.
Common Stock
        As of October 31, 2018 and January 31, 2018, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of October 31, 2018 and January 31, 2018, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        As of October 31, 2018 and January 31, 2018, the Company had no debt outstanding on its Revolving Line. As of October 31, 2018, the Company was in compliance with all debt covenants and had $15.0 million available under its Revolving Line.
11. Income Taxes
For the nine months ended October 31, 2018 and 2017, the Company recorded a provision for income taxes of $0.5 million and $0.2 million, respectively.
ASC 740 generally requires providing for income taxes during interim periods based on the estimated annual effective tax rate ("AETR") for the full fiscal year. For the three and nine months ended October 31, 2018, the Company calculated its income tax provision as though the interim year to date period was an annual period, referred to herein as the discrete method. The Company believes that the application of the AETR method is impractical at this time, given that normal deviations in the projected pre-tax net income (loss) in certain jurisdictions could result in a disproportionate and unreliable effective tax rate under the AETR method.
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
12. Commitments and Contingencies
Leases, Knowledge Network Application Provider Agreements and Other
        The Company is obligated to make payments under certain non-cancelable operating leases for office space, with various expiry dates between fiscal years 2020 and 2028, including its primary facility in New York, which expires in December 2020. The Company is a party to various agreements with Knowledge Network application providers, which expire at various dates between fiscal years 2019 and 2035.
        Future minimum annual payments under these and other contractual obligations in the normal course of business as of October 31, 2018 are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2019	$1,992	$3,468
2020	7,734	6,765
2021	6,705	1,260
2022	550	541
2023 and thereafter	2,273	82
Total	$19,254	$12,116
        Rent expense was $2.0 million and $5.6 million for the three and nine months ended October 31, 2018, respectively, and $1.6 million and $4.7 million for the three and nine months ended October 31, 2017, respectively.
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

13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(24,766)	$(17,062)	$(63,998)	$(49,567)
Denominator:
Weighted-average common shares outstanding	99,628,479	90,353,608	97,387,544	73,992,705
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.19)	$(0.66)	$(0.67)
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
        Since the Company was in a net loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2018	2017
Options to purchase common stock	16,927,368	24,591,376
Restricted stock and restricted stock units	7,928,652	3,649,893
Shares estimated to be purchased under ESPP	179,221	493,564
Total anti-dilutive common equivalent shares	25,035,241	28,734,833

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
While the majority of our revenue is based in the U.S., we continue to grow internationally. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was more than 10% of our total revenue for the three and nine months ended October 31, 2018. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
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
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Revenue	$58,742	$44,332	$164,933	$122,181
Cost of revenue(1)	14,886	11,658	41,772	31,887
Gross profit	43,856	32,674	123,161	90,294
Operating expenses:
Sales and marketing(1)	45,669	32,756	122,869	91,891
Research and development(1)	9,158	6,958	26,870	18,437
General and administrative(1)	13,867	10,196	37,465	29,103
Total operating expenses	68,694	49,910	187,204	139,431
Loss from operations	(24,838)	(17,236)	(64,043)	(49,137)
Investment income	350	419	1,113	741
Interest income (expense)	74	(104)	(2)	(274)
Other expense, net	(194)	(132)	(583)	(667)
Loss from operations before income taxes	(24,608)	(17,053)	(63,515)	(49,337)
Provision for income taxes	(158)	(9)	(483)	(230)
Net loss	$(24,766)	$(17,062)	$(63,998)	$(49,567)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$820	$461	$2,032	$947
Sales and marketing	6,891	2,741	16,330	7,477
Research and development	2,369	1,121	6,011	2,433
General and administrative	2,842	1,614	7,570	4,145
Total stock-based compensation expense	$12,922	$5,937	$31,943	$15,002

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	25	26	25	26
Gross profit	75	74	75	74
Operating expenses:
Sales and marketing	78	74	75	75
Research and development	15	16	16	15
General and administrative	24	23	23	24
Total operating expenses	117	113	114	114
Loss from operations	(42)	(39)	(39)	(40)
Investment income	—	1	—	—
Interest income (expense)	—	—	—	—
Other expense, net	—	—	—	(1)
Loss from operations before income taxes	(42)	(38)	(39)	(41)
Provision for income taxes	—	—	—	—
Net loss	(42)%	(38)%	(39)%	(41)%
Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017
Revenue and Cost of Revenue

	Three months ended October 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$58,742	$44,332	$14,410	33%
Cost of revenue	14,886	11,658	$3,228	28%
Gross profit	$43,856	$32,674	$11,182	34%
Gross margin	74.7%	73.7%
Total revenue was $58.7 million for the three months ended October 31, 2018, compared to $44.3 million for the three months ended October 31, 2017, an increase of $14.4 million or 33%. This increase was primarily due to continued new customer acquisitions and expanded subscriptions sold to existing customers.
Cost of revenue was $14.9 million for the three months ended October 31, 2018, compared to $11.7 million for the three months ended October 31, 2017, an increase of $3.2 million or 28%. This increase was primarily due to a $1.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Knowledge Network application provider fees and costs associated with our data centers each increased $0.4 million. In addition, depreciation expense and stock-based compensation expense each increased $0.4 million.
Gross margin was 74.7% for the three months ended October 31, 2018, compared to 73.7% for the three months ended October 31, 2017, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$45,669	$32,756	$12,913	39%
Research and development	$9,158	$6,958	$2,200	32%
General and administrative	$13,867	$10,196	$3,671	36%
Sales and marketing expense was $45.7 million for the three months ended October 31, 2018, compared to $32.8 million for the three months ended October 31, 2017, an increase of $12.9 million, or 39%. The increase was primarily due to a $5.9 million increase in personnel‑related costs, which mainly consisted of salaries and wages, as well as commissions, as we continued to expand our sales force to invest in our overall growth. In addition, stock-based compensation expense increased $4.2 million.

Research and development expense was $9.2 million for the three months ended October 31, 2018, compared to $7.0 million for the three months ended October 31, 2017, an increase of $2.2 million, or 32%. The increase was primarily due to a $0.8 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $1.2 million increase in stock-based compensation expense.
General and administrative expense was $13.9 million for the three months ended October 31, 2018, compared to $10.2 million for the three months ended October 31, 2017, an increase of $3.7 million, or 36%. The increase was primarily due to a $1.2 million increase in stock-based compensation expense, as well as a $0.9 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.
Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017
Revenue and Cost of Revenue

	Nine months ended October 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$164,933	$122,181	$42,752	35%
Cost of revenue	41,772	31,887	$9,885	31%
Gross profit	$123,161	$90,294	$32,867	36%
Gross margin	74.7%	73.9%
Total revenue was $164.9 million for the nine months ended October 31, 2018, compared to $122.2 million for the nine months ended October 31, 2017, an increase of $42.8 million or 35%. This increase was primarily due to continued new customer acquisitions and expanded subscriptions sold to existing customers.
Cost of revenue was $41.8 million for the nine months ended October 31, 2018, compared to $31.9 million for the nine months ended October 31, 2017, an increase of $9.9 million or 31%. This increase was primarily due to a $3.9 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, a $1.5 million increase in Knowledge Network application provider fees, and a $1.1 million increase in costs associated with our data centers. In addition, depreciation expense and stock-based compensation expense increased $1.2 million and $1.1 million, respectively.
Gross margin was 74.7% for the nine months ended October 31, 2018, compared to 73.9% for the nine months ended October 31, 2017, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Sales and marketing	$122,869	$91,891	$30,978	34%
Research and development	$26,870	$18,437	$8,433	46%
General and administrative	$37,465	$29,103	$8,362	29%
Sales and marketing expense was $122.9 million for the nine months ended October 31, 2018, compared to $91.9 million for the nine months ended October 31, 2017, an increase of $31.0 million, or 34%. The increase was primarily due to a $16.2 million increase in personnel‑related costs, which mainly consisted of salaries and wages, as well as commissions, as we continued to expand our sales force to invest in our overall growth. In addition, stock-based compensation expense increased $8.9 million.
Research and development expense was $26.9 million for the nine months ended October 31, 2018, compared to $18.4 million for the nine months ended October 31, 2017, an increase of $8.4 million, or 46%. The increase was primarily due to a $4.7 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $3.6 million increase in stock-based compensation expense.
General and administrative expense was $37.5 million for the nine months ended October 31, 2018, compared to $29.1 million for the nine months ended October 31, 2017, an increase of $8.4 million, or 29%. The increase was primarily due to a $3.4 million increase in stock-based compensation expense, as well as a $2.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.

Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds, U.S. treasury securities, and corporate bonds, totaling $107.0 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, significant marketing events and related expenses, and other factors.
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
As of October 31, 2018, we had no debt outstanding and $15.0 million available under our Revolving Line.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(25,580)	$(30,330)
Net cash provided by (used in) investing activities	$1,183	$(95,361)
Net cash provided by financing activities	$18,832	$121,654
Operating Activities
Net cash used in operating activities of $25.6 million for the nine months ended October 31, 2018 was primarily due to the net loss of $64.0 million, as well as changes in deferred revenue of $5.3 million, prepaid expenses and other current assets of $3.3 million, and deferred commissions of $1.8 million. These decreases were partially offset by a change in accounts receivable of $9.4 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers, as well as a change in accounts payable, accrued expenses and other current liabilities of $3.7 million, generally associated with timing. In addition, non-cash charges related to stock‑based compensation expense of $31.9 million and depreciation and amortization of $5.0 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.
Net cash used in operating activities of $30.3 million for the nine months ended October 31, 2017 was primarily due to the net loss of $49.6 million, a change in accounts payable, accrued expenses and other current liabilities of $2.6 million, mainly due to the timing of payments, and a change in prepaid expenses and other current assets of $2.0 million. These decreases were partially offset by stock‑based compensation expense of $15.0 million, depreciation and amortization of $3.8 million, a change in accounts receivable of $3.6 million, mainly due to timing of billing and cash collections during the period, and a change in deferred revenue of $2.3 million.
Investing Activities
Net cash provided by investing activities of $1.2 million for the nine months ended October 31, 2018 was related to maturities associated with marketable securities of $58.4 million, partially offset by purchases of marketable securities of $52.9 million and capital expenditures of $4.3 million.

Net cash used in investing activities of $95.4 million for the nine months ended October 31, 2017 was related to purchases of marketable securities of $106.2 million and capital expenditures of $2.7 million, offset by maturities and sales associated with marketable securities of $13.5 million.
Financing Activities
Net cash provided by financing activities of $18.8 million for the nine months ended October 31, 2018 was related to proceeds from exercises of stock options of $15.0 million, and proceeds, net from employee stock purchase plan withholdings of $3.9 million, partially offset by payments of deferred financing costs of $0.2 million.
Net cash provided by financing activities of $121.7 million for the nine months ended October 31, 2017 was primarily related to proceeds from our Initial Public Offering ("IPO") of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $4.7 million, and proceeds, net from employee stock purchase plan withholdings of $2.7 million. These amounts were partially offset by the repayment of our Revolving Line of $5.0 million and costs paid in connection with our IPO of $4.3 million.
Contractual Obligations
We are obligated to make payments under certain non-cancelable operating leases for office space, with various expiry dates between fiscal years 2020 and 2028, including our primary facility in New York, which expires in December 2020. We are a party to various agreements with Knowledge Network application providers, the agreements for which expire at various dates between fiscal years 2019 and 2035. The following table summarizes our non-cancelable contractual obligations as of October 31, 2018 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2019	$1,992	$3,468
2020	7,734	6,765
2021	6,705	1,260
2022	550	541
2023 and thereafter	2,273	82
Total	$19,254	$12,116
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2018 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
As of October 31, 2018, we had cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds, U.S. treasury securities, and corporate bonds, totaling $107.0 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Annual Report on Form 10-K.

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
We generated a net loss of $66.6 million, $43.2 million, and $26.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and a net loss of $64.0 million in the nine months ended October 31, 2018. As of October 31, 2018, we had an accumulated deficit of $297.4 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. As of October 31, 2018, we work with more than 3,000 resellers. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2018 and 2017, or for the nine months ended October 31, 2018. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party resellers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 50% from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, and 35% from the nine months ended October 31, 2017 to the nine months ended October 31, 2018. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect to become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019. See "We are an emerging growth company, and we cannot be certain if the reduced disclosure and governance requirements applicable to emerging growth companies will make our common stock less attractive to investors" for the requirements to maintain emerging growth company status. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany and Japan. Our primary data center is in

New Jersey, and our backup data center is in Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
If we do not accurately predict our infrastructure requirements, our existing customers may experience performance degradation or service outages, which may subject us to financial penalties, financial liabilities and customer losses. For example, to support the international growth of our business, we have expanded and may need to continue to expand capacity outside the United States, but we may not be able to address future capacity constraints, either through existing or alternative providers, in a cost-effective and timely manner, if at all. When we add capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
Natural disasters and other events beyond our control could adversely affect us.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, acts of terrorism and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to continue operations, and could decrease demand for our platform. Our data centers are located in New Jersey and Texas and our cloud computing providers operate from facilities in northern Virginia, Frankfurt, Germany and Tokyo, Japan, making our business particularly susceptible to natural disasters in those areas. Any natural disaster affecting our data centers could have an adverse effect on our financial condition and operating results.
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
Significant judgments and estimates are required in determining the provision for or benefit from income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
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
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition ("ASC 605"). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt the standard on January 31, 2019 utilizing the modified retrospective approach. For information regarding new accounting standards and their respective adoption dates, see Note 2 "Summary of Significant Accounting Policies" to our

condensed consolidated financial statements included elsewhere in this report. Our prior historical financial information for the fiscal year ended January 31, 2018 and prior periods will continue to be reported in accordance with historical accounting standards under ASC 605. Consequently, financial reporting fluctuations with respect to the fiscal year ended January 31, 2018 and prior periods may not be reflective of changes in actual operating results. Furthermore, the adoption of ASU 2014-09 at the end of the fiscal year ended January 31, 2019 may result in changes to our projected financial results for fiscal 2019, which were prepared in accordance with historical accounting practices under ASC 605. See "If securities or industry analysts do not initiate, publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline."

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
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and deferred revenue balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:

•	our ability to attract new customers;

•	our ability to execute on our business strategy;

•	the addition or loss of large customers, including resellers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	a change in accounting principles;

•	the timing of billing and cash collections;

•	the timing of significant marketing events and related expenses;

•	the amount and timing of operating expenses;

•	network outages and security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

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
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management's estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Furthermore, the adoption of ASU 2014-09 at the end of the fiscal year ended January 31, 2019 may result in changes to our projected financial results for fiscal 2019, which were prepared in accordance with historical accounting practices under ASC 605. Any such change in financial guidance, though solely attributed to changes in accounting standards, may be perceived unfavorably. Any failure to meet guidance or analysts' expectations could have a material adverse effect on the trading price or trading volume of our common stock.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 100,772,309 shares of our common stock outstanding as of October 31, 2018.
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
As of October 31, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) in the aggregate beneficially owned approximately 29% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
If we no longer qualify as an emerging growth company, as defined by the JOBS Act and as certain extended transition periods available to emerging growth companies expire, we will become subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as an emerging growth company, we have delayed the adoption of certain accounting standards including ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect we will cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019 and the extended transition period for adoption of this and other accounting standards will expire. We will also be subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. While we are taking steps to implement the systems and processes required to comply with these additional requirements, we cannot assure you that the measures we have taken to date, and are continuing to implement, will enable us to comply fully and in a timely manner.

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
We will remain an emerging growth company and may take advantage of these reporting exemptions until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the preceding July 31, which is the end of our second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) January 31, 2023. Based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect to become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019, and as a result may be subject to increased disclosure and governance requirements.
We are an emerging growth company, and we have elected to use the extended transition period for complying with new or revised accounting standards otherwise applicable to public companies, which may make our common stock less attractive to investors.
As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. However, based on the market value of our common stock held by non-affiliates as of July 31, 2018, we expect to become a large accelerated filer and thus cease to be an emerging growth company upon the completion of our fiscal year ending January 31, 2019 and the extended transition period for adoption of certain accounting standards will expire.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of October 31, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of October 31, 2018 and January 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits

*
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

Date: November 30, 2018	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)