Form 10-K
period 2019-01-31
Yext, Inc.
filed 2019-03-15
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  x    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.  Yes  No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	o
		Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes     No  x
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2018, the aggregate market value of its shares (based on a closing price of $21.14 per share) held by non-affiliates was approximately $1.8 billion. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2019, the registrant had 102,247,841 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•
our beliefs, objectives and strategies for future operations, including plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;

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

PART I
Item 1. Business
Overview
Yext is a knowledge engine. Our platform lets businesses control their digital knowledge in the cloud and sync it to more than 150 services and applications, which we refer to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Digital knowledge is the structured information that a business wants to make publicly accessible. For example, in food service, the address, phone number or menu details of a restaurant; in healthcare, the health insurances accepted by a physician or the precise drop‑off point of the emergency room at a hospital campus; or in finance, the ATM locations, retail bank holiday hours or insurance agent biographies. We believe a business is the ultimate authority on its own digital knowledge, and it is our mission to put that business in control of it, everywhere.
Intelligent search, which are searches of digital knowledge that combine context and intent, has grown significantly in recent years. Unlike traditional web-based search where many results are displayed as a list requiring further exploration, web and mobile applications and voice and artificial intelligence, or AI, engines are increasingly answering questions directly and in certain cases providing only one answer. As intelligent search grows, and increasingly leverages AI, consumers are more likely to rely on these direct answers, rather than clicking through websites to find information about a company. The source of the results for intelligent searches is not a web page - it is structured data. Businesses and service providers want their digital knowledge to be accurate, compelling and more prominent than that of their competitors when consumers look for them on search platforms, mobile applications, voice assistants, social media, connected devices and other digital sources. Our solution drives commerce by providing updated digital knowledge that allows consumers to find the businesses and service providers that are most relevant to them.
The vast majority of digital knowledge provided by searches currently comes from third‑party sources such as data aggregators, governmental agencies and consumers. The net result of this third‑party sourcing has been to produce “best guess” data that can often miss or misstate the true digital knowledge for businesses worldwide. We pioneered a better way to source critical digital knowledge. We have built our business on the fundamental premise that the best source of accurate and timely digital knowledge about a business is the business itself. We have established direct data integrations with applications in our Knowledge Network that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. Our platform ensures that our customers’ digital knowledge is available, accurate and consistent across our Knowledge Network. Businesses can directly control their own digital knowledge rather than leaving it in the hands of third parties, thereby making our platform the system of record for such vital knowledge.
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
Businesses and professional service providers of nearly all sizes and in a diverse set of industries can benefit from our platform and capabilities. The Yext Knowledge Engine enables businesses and professional service providers to:

•	modify, enhance and control digital knowledge attributes for each of their locations, professionals, menus, events or other entities managed with our platform;

•
update once and disseminate changes to their listings across the most widely used third‑party maps, apps, search engines, GPS systems, digital assistants, vertical directories and social networks that consumers rely upon today;

•	create and update search‑optimized landing pages for their locations, professionals and events on their own websites;

•	encourage consumer reviews for inclusion on their landing pages; and

•	analyze how features in the platform drive consumer engagement.
We have experienced rapid growth in recent periods. For the fiscal years ended January 31, 2019, 2018 and 2017, our revenue was $228.3 million, $170.2 million and $124.3 million, respectively, and our net loss was $74.8 million, $66.6 million and $43.2 million, respectively.

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
Intelligent Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as qualifications of a wealth advisor, amenities at a hotel, or the agenda of an event. As a result, businesses and professional service providers must ensure that their digital knowledge is available, accurate and consistent so that they can be found. Moreover, businesses and professional service providers want to make sure that they appear prominently online when nearby consumers search for them.
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

•	Digital Knowledge Is Dynamic. Digital knowledge increasingly includes dynamic attributes that change frequently, such as opening hours, holiday hours, menus, events and promotions.

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
Customer Reviews Are of Critical and Growing Importance. Many major applications now include customer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.
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

•	Continue to Enter Attractive Industry Verticals. As of January 31, 2019, we have addressed specific industry verticals and we plan to continue this go-to-market strategy.

•
Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our solution only for their stores in a particular country with opportunities to expand to other stores in the geographic region. We also up‑sell additional features, such as Pages and Reviews, to existing customers, who generally start with our entry‑level Listings feature. See "—Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.

•
Expand Internationally. We believe that we have a significant opportunity to continue to expand the use of our platform outside the United States. We derived more than 14% of our total revenue from non‑U.S. sales in the fiscal year ended January 31, 2019 and we believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.‑based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Italy, Switzerland, Japan and China and we intend to further expand our footprint to other regions.

•
Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities for our customers to meet their digital knowledge management needs. We will continue to invest in our platform and develop features to help our customers better control their digital knowledge.

•
Extend the Knowledge Network. We plan to continue to expand our Knowledge Network. In the fiscal year ended January 31, 2019 our Knowledge Network is comprised of more than 150 applications. We are increasing our focus on adding more industry vertical-specific and international services to our Knowledge Network as well as including new services that may become more commonly used in the future. For example, in the fiscal year ended January 31, 2019 we launched a global integration with Amazon to give businesses control over the answers Amazon Alexa provides about them.

•
Expand Our Developer Platform. We opened up our Knowledge Engine to developers with the introduction of our Yext Developer platform. The Yext Developer platform offers our customers the ability to integrate into other systems to give them programmatic control of their organization’s digital knowledge. We believe that the introduction of our Yext Developer platform will further expand the ways that our Knowledge Engine can be utilized and increase customer retention.

Key Benefits of Our Platform
Our global Knowledge Engine provides the following benefits depending on a customer’s subscription level and enabled solutions and features:

•
Control over Digital Knowledge. Our platform is the system of record that enables our customers to control their digital knowledge and be the single source of truth for their information. Our customers quickly gain control of their digital knowledge, such as their location data, listings and related attributes, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our Knowledge Network.

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

•
Direct Integrations with the Most Relevant Services. Our platform, coupled with our Knowledge Network of more than 150 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks, provides our customers with the ability to update their digital knowledge and content across this network with a single click.

•
Ability to Create Compelling Landing Pages for Consumers. Our Pages feature enables businesses to create a compelling online consumer experience utilizing rich content that accurately represents their locations, agents or events at a local level and establishes a consumer call to action.

•
Ability to Drive More Reviews and Increase Consumer Engagement. Our Reviews feature helps our customers to gather additional genuine consumer reviews and add those reviews to a customer's website as well as monitor and respond to reviews posted across the Knowledge Network.

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

The Yext Knowledge Engine
The Yext Knowledge Engine is our cloud‑based platform that powers our key features allowing customers to control their digital knowledge and the content of their landing pages and to manage their consumer reviews, all from a single login. From our Knowledge Engine customers can centralize, control and manage data fields, including name, address and phone number, map marker, holiday hours, location‑specific promotions, photo and video content and social links, use the data to power and update their local landing pages and make this information available through our Knowledge Network of more than 150 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
We offer our cloud‑based Knowledge Engine platform to customers on a subscription basis in several packages. Each package provides varying levels of access to our key features, including Listings, Pages and Reviews. Our Listings feature allows our customers to sync and update the content they store in the Yext platform across our Knowledge Network providing customers with greater control and consistency over their brand. Our Pages feature gives our customers the ability to create individual web pages for their locations, professionals or events, enabling control over the image and efficacy of their digital appearance on their own sites. Our Reviews feature enables customers to encourage and facilitate reviews, thereby increasing the quantity and quality of the reviews available to potential consumers and provides tools to manage their reviews from multiple sources across our Knowledge Network from a single location. Ultimately, these and our other features and solutions help ensure that the critical digital knowledge created by businesses and professional service providers and delivered to the consumer is accurate, consistent, up to date and compelling.
We continue to invest in platform and features development to help our customers better control their digital knowledge and have released new products and features to all of our customers multiple times a year. In November 2017, we introduced Yext for Events, a feature that enables businesses to manage the public knowledge about their events and create event pages and calendars.
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
Interfaces with our Knowledge Network
We rely on integrations with each of the applications in our Knowledge Network that enable us to accomplish some or all of the following key tasks with members of our Knowledge Network:

•	search for existing listings and retrieve details about them, in order to match our customers’ digital knowledge to existing listing data;

•	claim listings and deliver updated digital knowledge content;

•	retrieve or get notified about reviews and allow review response; and

•	obtain statistics about traffic on listings to display to our customers in the platform.
Over the years, we have developed special integrations with a number of the applications in our Knowledge Network. We have also worked with the major application providers in the Knowledge Network to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller Knowledge Network application providers, we have developed our own API specifications that each provider builds and implements for integration with our Yext Knowledge Engine.

Our Customers
As of January 31, 2019, we served businesses with locations in over 100 countries. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct buying entity, such as a company, a government institution, a franchisor, a service provider or agency or a distinct business unit of a large corporation that has an active contract directly with us. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2019, 2018, and 2017 respectively.
Sales and Marketing
We sell our solution globally to customers of all sizes through direct sales efforts to our customers, including third‑party resellers, and through a self‑service purchase process. We serve the significant majority of enterprise and mid‑size business customers through our direct sales force, while most of our third-party reseller customers serve small businesses or non‑U.S. businesses. In transactions with resellers, we are only a party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer.
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. As of January 31, 2019, we had 173 quota-carrying sales representatives compared to 131 as of January 31, 2018. We plan to continue to grow our sales and marketing organization as we expand globally.
Through our direct sales efforts, we offer annual and multi-year subscriptions to our platform. Our pricing strategy generally varies based on the number of licenses managed by a customer through our platform and the level of service and features that a customer requires. Beginning in October 2015, we began pricing new subscriptions in a discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform. More recently, we began pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed on our platform, such as physicians, wealth advisors and insurance agents and events among others. We refer to these locations, persons and other entities collectively as "licenses," which we believe reflects the breadth of our business and our current pricing methodology.
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
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long term value of our customer relationships. We assess our performance in this respect using a metric we refer to as our dollar‑based net retention rate. Our dollar‑based net retention rate was 110%, 109%, and 119% for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. We calculate this metric for a particular period by first establishing a cohort of the enterprise, mid‑size and reseller customers who had active contracts at the end of each month of the same period in the prior year. We divide the single month revenue from each of those customer cohorts for the applicable month in the current year by the single month revenue of that same customer cohort for the corresponding month in the prior year. We then determine the dollar‑based weighted average of each of the monthly rates, and this average represents the dollar‑based net retention rate for the period. We only consider revenue from our enterprise and mid‑size customers, including third-party reseller customers, when calculating this metric since small businesses that have limited locations experience inherently high turnover. Our revenue from direct sales to small businesses represented less than 10% of our total revenue in the fiscal year ended January 31, 2019 and less than 20% of our total revenue in the fiscal years ended January 31, 2018 and 2017. As we primarily focus our direct sales efforts on our enterprise and mid-size customers, including third-party reseller customers, we expect our revenue from direct sales to small businesses will continue to decline as a percentage of total revenue.
Research and Development
Our global research and development organization uses and shares the same technology, platform development tools and data across various sites. Our research and development expenses were $36.1 million, $25.7 million and $19.3 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
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
Patents and Patent Applications
As of January 31, 2019, we had eight issued U.S. patents, seven non‑provisional and five provisional U.S. patent applications, two international Patent Cooperation Treaty patent applications pending, and one national stage application in the European Union. The issued patents have expiration dates ranging from 2032 to 2035. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2019, we had 75 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
Competition
The market for digital knowledge management, particularly for location and location‑related data, is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our primary competition comes from businesses that choose to handle digital knowledge management in‑house using manual, paper and spreadsheet‑based systems that corporate personnel employ in a fragmented manner rather than pay for a third‑party product or service. In addition, some small companies may offer products and services at lower price points than us or that compete with some but not all of the features present in our platform and solutions. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
We believe that we generally compete favorably with our competitors because of the size and breadth of our integrations and relationships with the applications in our Knowledge Network, the features and performance of our platform, the ease of integration of our solutions with the technological infrastructures of our customers and the incremental marketing benefits and return on investment that our various solutions offer to our customers.
Employees
As of January 31, 2019, we had over 900 full‑time employees, the majority of which are based in our New York headquarters. We consider our culture and employees to be vital to our success. None of our domestic employees are represented by a labor union or covered by a collective bargaining agreement.
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
We generated a net loss of $74.8 million, $66.6 million and $43.2 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. As of January 31, 2019, we had an accumulated deficit of $301.1 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 900 as of January 31, 2019 and have hired several members of our senior management team in recent years.
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
In addition, to manage the expected growth of our headcount, customer-base and operations, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. However, to the extent we cannot scale our information technology infrastructure, we will continue to rely on manual processes that are costly, inefficient and subject to error.
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
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to continue to expand our direct sales force, both domestically and internationally, we have historically had difficulty recruiting and retaining a sufficient number of sales personnel. If we are unable to adequately scale our sales force, we will not be able to reach our market potential and execute our business plan.
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
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. Our revenue from non-U.S. operations is more than 14% of our total revenue in the fiscal year ended January 31, 2019. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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
We have established strategic relationships with more than 150 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
In order to grow our business, we anticipate that we will need to continue to maintain and potentially expand these relationships. We may be unsuccessful in renegotiating our agreements with these third-party application providers or third-party application providers may insist on fees to access their applications. Additionally, our contracts with these third-party application providers may be canceled after a notice period or may not be renewed, and we could lose access to these resources without having sufficient time to replace them. We believe we will also need to establish new relationships with third-party application providers, including third-party application providers in new geographic markets that we enter, and third-party application providers that may emerge in the future as leading sources of digital knowledge for end consumers. Identifying potential third-party application providers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective than we are in providing incentives to application providers to favor their products or services or to prevent or reduce subscriptions to our products. In addition, the acquisition of a competitor by one of our third-party application providers could result in the termination of our relationship with that third-party application provider, which, in turn, could lead to decreased customer subscriptions. If we are unsuccessful in establishing or maintaining our relationships with third-party application providers, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
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
As we enhance our platform and develop new features, our platform has also become increasingly sophisticated requiring additional technology, sales, customer support and professional services resources. In order for our customers to understand and derive value from these new products and features, we will need to devote additional resources to train our sales personnel and provide higher-quality customer support and professional services. In addition, as our software becomes more complex, we may fail to detect errors, bugs or vulnerabilities.
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
For the fiscal years ended January 31, 2019, 2018 and 2017, our top five customers, which included third-party resellers, accounted for approximately 14%, 17% and 18%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2019, 2018, and 2017, respectively. We do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party resellers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, and 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
For example, in December 2015, we suffered a denial-of-service attack, which resulted in the inability for some of our customers to access our platform for several hours. If we experience additional compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the loss of, or unauthorized access to, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches or other unauthorized access to, or use or acquisition of, personal information or other types of confidential information that we or our services providers maintain, could result in claims against us for identity theft or other similar fraud claims, breach of contract or indemnity, governmental enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Our existing insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims related to a security breach. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies could have a material adverse effect on our business. We could also be required to incur significant costs for remediation or expend significant capital and other resources to address a security breach. While the audit committee of the Board of Directors oversees our policies and practices regarding information technology risk management and the internal controls related to cybersecurity, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
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
We previously identified and continue to identify material weaknesses in our internal control over financial reporting. We may fail to remediate the identified material weakness, identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, and as a result, investor confidence in us and the value of our common stock could be materially and adversely affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this annual report on Form 10-K for the fiscal year ended January 31, 2019, provide a management report on internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In connection with the audits of the fiscal year 2016, 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified two material weaknesses in our internal controls over financial reporting. The first material weakness pertained to controls over the revenue recognition process resulting from a lack of logical access controls over our revenue system and the lack of review controls with regard to manual revenue adjustments. We also identified a significant reliance on manual processes in our customer order entry procedures. The second material weakness primarily related to the lack of review and oversight over the financial close. We determined that we had insufficient financial statement close processes and procedures, including the classification and presentation of expenses.
In connection with the audit of the fiscal 2019 consolidated financial statements, our management concluded that as of January 31, 2019 we have not maintained effective internal control over financial reporting as a result of a material weakness in information technology general controls. The deficiencies in information technology general controls also resulted in a conclusion that certain manual controls and automated controls were ineffective, which in turn may impact controls related to the revenue recognition process and financial close described above. We are taking steps to remediate this material weakness. However, we cannot at this time estimate how long it will take to remediate the material weakness, and we may not ever be able to remediate the material weakness. For additional information regarding this material weakness and related remediation activities, see Item 9A. "Controls and Procedures." If we are unable to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.
Additionally, the process of designing, implementing and maintaining internal control over financial reporting required to comply with Section 404 is time consuming, costly and complicated. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation and maintenance could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

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
Similarly, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data

Protection Regulation, or GDPR, which became effective in May 2018 replacing the 1995 European Union Data Protection Directive and superseding applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom recently implemented a Data Protection Bill that substantially implements the GDPR, which became effective in May 2018.  However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States; however, the U.S.-European Union Privacy Shield, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or may evolve such that it no longer serves as an appropriate means for us to transfer certain personal data from the European Union to the United States.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted, which significantly revised the U.S. corporate income tax laws. See Note 12 "Income Taxes" to our consolidated financial statements for additional information regarding the Tax Reform Act.
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
As of January 31, 2019, we had gross U.S. federal and tax-effected state net operating loss carryforwards, or NOLs, of $290.4 million and $11.0 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
In particular, in May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition ("ASC 605"). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the standard on January 31, 2019 utilizing the modified retrospective approach.  Our prior historical financial information for the fiscal year ended January 31, 2018 and prior periods will continue to be reported in accordance with historical accounting standards under ASC 605. Consequently, fluctuations in financial performance with respect to periods prior to the adoption of ASU 2014-09 relative to financial performance after the adoption of ASU 2014-09 may reflect changes in accounting standards as well as changes in operating results and business performance. For information regarding new accounting standards and their respective adoption dates, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this report.
Our estimates of market opportunity, market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves our forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity and size estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. We had historically analyzed the size of our estimated total addressable market, solely with respect to locations, using data published by third parties as well as internally generated data and assumptions regarding our ability to generate revenue from those locations. We have not independently verified the estimate of locations published by third parties and cannot assure you of its accuracy or completeness. In addition, our estimated market size for location-related data was based on an assumed annual revenue per location. As we continue to develop new features, the methodology and assumptions used to estimate new market opportunities, including the assumed revenue generated by new licenses managed through our platform, may differ materially from methodologies and assumptions previously used to estimate total addressable market with respect to locations. As we enter a new geographic market, we may initially provide discounts to customers to gain market traction, and the amount and effect of these discounts may vary greatly by geography and size of market and may cause our average revenue per location to be lower than historical averages. We continue to evaluate our total addressable market with respect to new product offerings and new markets. These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers and agents, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees and may harm our reputation, which may damage our relationships with our customers, strategic partners and other third parties. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new features and enhance our existing features, expand our operations, including our sales and marketing organizations and our presence outside of the United States, expand office space including into new facilities, improve our infrastructure or acquire complementary businesses, technologies, services, features and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop feature enhancements and respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and contract liabilities balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:

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
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management's estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Furthermore, the adoption of new accounting standards may require us to modify our earnings guidance, and such modifications though solely attributed to changes in accounting standards, may be perceived unfavorably. Any failure to meet guidance or analysts' expectations could have a material adverse effect on the trading price or trading volume of our common stock.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 102,172,900 shares of our common stock outstanding as of January 31, 2019.
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
As of January 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) in the aggregate beneficially owned approximately 39% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

•
the requirement that a special meeting of stockholders may be called only by the Board pursuant to a resolution adopted by a majority of the Board, the chairman of the Board of Directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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
We have incurred and expect to continue to incur significantly increased costs and substantial demands on management time to operate as a public company.
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Furthermore, on January 31, 2019, we no longer qualified as an emerging growth company, and became subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition on January 31, 2019, we were required to adopt certain accounting standards including ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), when certain extended transition periods available to emerging growth companies expired. We also became subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide corporate headquarters and executive offices are located in New York, NY, where we occupy approximately 95,000 square feet of office space under a lease and a sublease that expire in December 2020. In addition to serving as our corporate headquarters, our New York offices also support our sales, marketing, research and development and other general and administrative functions. We also have other domestic offices, including Virgina and San Francisco, CA, and international offices, including London, UK. All of our facilities are leased. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms if and when it becomes needed.
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
Stockholders
As of February 28, 2019, there were 294 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2019.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	23,680,940	(3)	$6.54	2,966,657	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	23,680,940		$6.54	2,966,657
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

(3) This amount includes 15,977,235 shares subject to outstanding options and 7,703,705 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans. Such future increases are not reflected in the table above.
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

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes, and is qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2019(1)	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	$228,283	$170,201	$124,261	$89,724	$60,002
Cost of revenue(2)	57,413	44,095	36,950	31,033	24,832
Gross profit	170,870	126,106	87,311	58,691	35,170
Operating expenses:
Sales and marketing(2)	158,845	126,980	81,529	49,822	31,588
Research and development(2)	36,098	25,687	19,316	16,201	11,945
General and administrative(2)	51,572	40,079	29,166	18,806	8,988
Total operating expenses	246,515	192,746	130,011	84,829	52,521
Loss from operations	(75,645)	(66,640)	(42,700)	(26,138)	(17,351)
Investment income	1,485	1,135	34	6	5
Interest income (expense)	72	(359)	(150)	—	—
Other (expense) income, net	(527)	(539)	(266)	(418)	73
Loss from operations before income taxes	(74,615)	(66,403)	(43,082)	(26,550)	(17,273)
(Provision for) benefit from income taxes	(222)	(162)	(68)	55	—
Net loss	$(74,837)	$(66,565)	$(43,150)	$(26,495)	$(17,273)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(0.76)	$(0.85)	$(1.39)	$(0.89)	$(0.61)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	98,387,366	78,632,448	31,069,695	29,917,814	28,519,917
(1) Results for the fiscal year ended January 31, 2019 reflect our modified retrospective adoption of ASU 2014-09. Results for the fiscal years ended January 31, 2018, 2017, 2016 and 2015, respectively, continue to be reported in accordance with historical accounting standards under ASC 605. See Note 2 "Summary of Significant Accounting Policies," for further discussion.
(2) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017	2016	2015
Cost of revenue	$2,915	$1,459	$590	$533	$399
Sales and marketing	22,519	11,121	4,359	1,559	920
Research and development	8,475	3,756	1,954	1,300	1,104
General and administrative	10,324	6,024	2,948	1,115	480
Total stock-based compensation expense	$44,233	$22,360	$9,851	$4,507	$2,903
(3) See Note 14 "Net Loss Per Share Attributable to Common Stockholders" to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31,
(in thousands)	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,755	$34,367	$24,420	$30,028
Marketable securities	$51,021	$83,974	$—	$—
Total current assets	$230,069	$180,042	$61,829	$58,156
Total assets	$267,128	$203,489	$86,465	$85,497
Unearned revenue, current(1)	$135,544	$89,474	$57,112	$35,954
Total liabilities	$182,579	$122,036	$93,605	$60,118
Accumulated deficit	$(301,109)	$(233,450)	$(166,885)	$(123,735)
Total stockholders' equity (deficit)	$84,549	$81,453	$(127,755)	$(95,236)
(1) The "Unearned revenue, current" financial statement line item represents: (i) current unearned revenue in accordance with ASC 606 as of January 31, 2019 and (ii) "Deferred revenue" as of January 31, 2018, 2017 and 2016, respectively, as reported in accordance with ASC 605. See Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue" to our consolidated financial statements for further discussion.

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
Overview
Yext is a knowledge engine. Our platform lets businesses control their digital knowledge in the cloud and sync it to more than 150 services and applications, which we refer to as our Knowledge Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. We have established direct data integrations with applications in our Knowledge Network that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries.
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
While the majority of our revenue is based in the U.S., we continue to grow internationally. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was more than 14% of total revenue for the fiscal year ended January 31, 2019. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
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

•
in 2018, we launched a global integration with Amazon to give businesses control over the answers Amazon Alexa provides about them and held our third annual industry and customer event, ONWARD18, in October 2018, in New York City.

We have experienced rapid growth in recent periods, nearly all of which has been organic growth as we have not historically conducted many acquisitions. Our revenue was $228.3 million, $170.2 million and $124.3 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2019, for example, are to the fiscal year ended January 31, 2019.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscriptions and associated support to our cloud-based Knowledge Engine platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred.

Cost of Revenue
Cost of revenue primarily relates to costs incurred in association with our cloud-based Knowledge Engine platform, which includes fees we pay to our Knowledge Network application providers. The nature of these arrangements may be unpaid, fixed, or variable. The arrangements with many of our larger providers are unpaid. As the value of our customers' digital knowledge increases over time to our Knowledge Network application providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline. Cost of revenue also includes expenses related to hosting our platform and associated support, which is comprised of salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs, including salaries, costs of obtaining revenue contracts and stock-based compensation expense. Sales and marketing expenses also consist of costs related to advertising, marketing, brand awareness activities and lead generation.
Research and development expenses. Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense and exclude capitalized software development costs.
General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for our finance and accounting, human resources, information technology and legal support departments, as well as professional and consulting fees in connection with these departments.
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Fiscal year ended January 31,
(in thousands)	2019(1)	2018	2017
Revenue	$228,283	$170,201	$124,261
Cost of revenue(2)	57,413	44,095	36,950
Gross profit	170,870	126,106	87,311
Operating expenses:
Sales and marketing(2)	158,845	126,980	81,529
Research and development(2)	36,098	25,687	19,316
General and administrative(2)	51,572	40,079	29,166
Total operating expenses	246,515	192,746	130,011
Loss from operations	(75,645)	(66,640)	(42,700)
Investment income	1,485	1,135	34
Interest income (expense)	72	(359)	(150)
Other expense, net	(527)	(539)	(266)
Loss from operations before income taxes	(74,615)	(66,403)	(43,082)
(Provision for) benefit from income taxes	(222)	(162)	(68)
Net loss	$(74,837)	$(66,565)	$(43,150)

(1)
Results for the fiscal year ended January 31, 2019 reflect our modified retrospective adoption of ASU 2014-09. Results for the fiscal years ended January 31, 2018 and 2017, respectively, continue to be reported in accordance with historical accounting standards under ASC 605. See Note 2 "Summary of Significant Accounting Policies," for further discussion.

(2)	Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Cost of revenue	$2,915	$1,459	$590
Sales and marketing	22,519	11,121	4,359
Research and development	8,475	3,756	1,954
General and administrative	10,324	6,024	2,948
Total stock-based compensation expense	$44,233	$22,360	$9,851

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	25	26	30
Gross profit	75	74	70
Operating expenses:			—
Sales and marketing	69	74	66
Research and development	16	15	16
General and administrative	23	24	23
Total operating expenses	108	113	105
Loss from operations	(33)	(39)	(35)
Investment income	1	—	—
Interest income (expense)	—	—	—
Other expense, net	—	—	—
Loss from operations before income taxes	(32)	(39)	(35)
(Provision for) benefit from income taxes	—	—	—
Net loss	(32)%	(39)%	(35)%
Fiscal Year Ended January 31, 2019 Compared to Fiscal Year Ended January 31, 2018
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$228,283	$170,201	$58,082	34%
Cost of revenue	57,413	44,095	$13,318	30%
Gross profit	$170,870	$126,106	$44,764	35%
Gross margin	74.9%	74.1%
Total revenue was $228.3 million for the fiscal year ended January 31, 2019, compared to $170.2 million for the fiscal year ended January 31, 2018, an increase of $58.1 million or 34%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew from approximately $152.7 million to $213.0 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $57.4 million for the fiscal year ended January 31, 2019, compared to $44.1 million for the fiscal year ended January 31, 2018, an increase of $13.3 million or 30%. This increase was primarily due to a $5.2 million increase in personnel‑related costs, which mainly consisted of salaries and wages. Knowledge Network application provider fees, as well as costs associated with our data centers, each increased $1.7 million. In addition, depreciation expense and stock-based compensation expense each increased $1.5 million.
Gross margin improved to 74.9% from 74.1%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$158,845	$126,980	$31,865	25%
Research and development	$36,098	$25,687	$10,411	41%
General and administrative	$51,572	$40,079	$11,493	29%
Sales and marketing expense was $158.8 million for the fiscal year ended January 31, 2019, compared to $127.0 million for the fiscal year ended January 31, 2018, an increase of $31.9 million, or 25%. The increase was primarily due to a $13.1 million increase in personnel‑related costs, which mainly consisted of salaries and wages, as well as an increase in stock-based compensation expense of $11.4 million. These increases were partially offset as sales and marketing expense for the fiscal year ended January 31, 2019 benefited from the modified retrospective adoption of ASU 2014-09, effective February 1, 2019, which resulted in capitalizing more costs associated with obtaining revenue contracts, and such costs being amortized over a longer period of time than under the previous guidance.
Research and development expense was $36.1 million for the fiscal year ended January 31, 2019, compared to $25.7 million for the fiscal year ended January 31, 2018, an increase of $10.4 million, or 41%. The increase was primarily due to a $5.4 million increase in personnel-related costs, which mainly consisted of salaries and wages, as well as a $4.7 million increase in stock-based compensation expense.
General and administrative expense was $51.6 million for the fiscal year ended January 31, 2019, compared to $40.1 million for the fiscal year ended January 31, 2018, an increase of $11.5 million, or 29%. The increase was primarily due to a $4.3 million increase in stock-based compensation expense, as well as a $3.5 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount.
Fiscal Year Ended January 31, 2018 Compared to Fiscal Year Ended January 31, 2017
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Revenue	$170,201	$124,261	$45,940	37%
Cost of revenue	44,095	36,950	$7,145	19%
Gross profit	$126,106	$87,311	$38,795	44%
Gross margin	74.1%	70.3%
Total revenue was $170.2 million for the fiscal year ended January 31, 2018, compared to $124.3 million for the fiscal year ended January 31, 2017, an increase of $45.9 million or 37%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, increased 43%, growing from approximately $106.6 million to $152.7 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
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
Sales and marketing expense was $127.0 million for the fiscal year ended January 31, 2018, compared to $81.5 million for the fiscal year ended January 31, 2017, an increase of $45.5 million, or 56%. The increase was primarily due to an increase of $27.4 million in personnel‑related costs, which mainly consisted of salaries and wages, as well as commissions, as we continued to expand our sales force to invest in our overall growth. Stock-based compensation expense increased $6.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Research and development expense was $25.7 million for the fiscal year ended January 31, 2018, compared to $19.3 million for the fiscal year ended January 31, 2017, an increase of $6.4 million, or 33%. The increase was primarily due to an increase of $3.1 million in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $1.8 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
General and administrative expense was $40.1 million for the fiscal year ended January 31, 2018, compared to $29.2 million for the fiscal year ended January 31, 2017, an increase of $10.9 million, or 37%. The increase was primarily due to an increase of $4.6 million in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. Stock-based compensation expense increased $3.1 million due to a combination of the increased fair value of our underlying common stock and additional stock-based awards granted.
Quarterly Results of Operations
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2019 and 2018, respectively. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
(in thousands)	Jan. 31, 2019	Oct. 31, 2018[1]	Jul. 31, 2018[1]	Apr. 30, 2018[1]	Jan. 31, 2018[2]	Oct. 31, 2017[2]	Jul. 31, 2017[2]	Apr. 30, 2017[2]
Revenue	$63,759	$58,613	$54,923	$50,988	$48,020	$44,332	$40,769	$37,080
Cost of revenue	15,641	14,886	14,086	12,800	12,208	11,658	10,541	9,688
Gross profit	48,118	43,727	40,837	38,188	35,812	32,674	30,228	27,392
Operating expenses:
Sales and marketing	41,006	43,714	38,298	35,827	35,089	32,756	30,673	28,462
Research and development	9,228	9,158	9,983	7,729	7,250	6,958	6,493	4,986
General and administrative	14,107	13,867	12,060	11,538	10,976	10,196	9,569	9,338
Total operating expenses	64,341	66,739	60,341	55,094	53,315	49,910	46,735	42,786
Loss from operations	(16,223)	(23,012)	(19,504)	(16,906)	(17,503)	(17,236)	(16,507)	(15,394)
Investment income	372	350	376	387	394	419	322	—
Interest income (expense)	74	74	(9)	(67)	(85)	(104)	(82)	(88)
Other income (expense), net	56	(194)	(219)	(170)	128	(132)	57	(592)
Loss from operations before income taxes	(15,721)	(22,782)	(19,356)	(16,756)	(17,066)	(17,053)	(16,210)	(16,074)
(Provision for) benefit from income taxes	261	(158)	(40)	(285)	68	(9)	(189)	(32)
Net loss	$(15,460)	$(22,940)	$(19,396)	$(17,041)	$(16,998)	$(17,062)	$(16,399)	$(16,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.23)	$(0.20)	$(0.18)	$(0.18)	$(0.19)	$(0.18)	$(0.40)
1 As adjusted from previously reported quarterly amounts due to the adoption of ASU 2014-09. See Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion on our adoption. See Note 15 “Selected Quarterly Financial Data (Unaudited)” for adjustments to previously reported quarterly amounts for the fiscal year ended January 31, 2019.
2 Results for each of the quarterly periods within the fiscal year ended January 31, 2018 continue to be reported in accordance with historical accounting standards under ASC 605.
Quarterly Trends
Our quarterly revenue has increased sequentially for all periods presented, primarily due to new customers and expanded subscriptions and associated support sold to existing customers. We expect both upselling to our existing customer base and new customers to continue to be significant drivers of our revenue growth. While unearned revenue on the consolidated balance sheet may be influenced by seasonality driven by annual invoicing in the fourth quarter, we have not historically experienced meaningful seasonality in our revenue. The nature of our subscription agreements generally results in revenue recognition ratably over the contract term, thereby mitigating the effect of potential seasonality in our revenue.
Total cost of revenue has increased sequentially for all periods presented, primarily due to increased personnel-related costs, including salaries and wages.
Gross margin has generally improved over the periods, as revenue growth outpaced the increase in cost of revenue, and in more recent quarters has begun to stabilize. We have seen our Knowledge Network application provider costs decline as a percentage of revenue as our data set becomes more important to those providers such that we are able to negotiate more favorable terms with them.

Gross margin may decrease at times as we enter new international markets in which we have yet to achieve efficiencies of scale, or introduce new features and products.
Sales and marketing expenses generally increased over the periods, primarily due to increased personnel-related costs, including salaries and wages. Research and development expenses have generally increased over the periods, primarily due to an increase in personnel-related costs associated with developing new products and features for our platform. General and administrative expenses have grown sequentially for all periods presented, primarily due to an increase in costs required to support our growing business.
Our quarterly results may fluctuate due to various factors affecting our performance. Because we generally recognize revenue from our contracts with customers ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.
Liquidity and Capital Resources
As of January 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $142.8 million. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper, corporate bonds and U.S. treasury securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors." We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, intellectual property rights, and new or expanded facilities. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
As of January 31, 2019, we were in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available. The $7.0 million Letter of Credit facility had $5.3 million allocated as security in connection with office space as of the fiscal year ended January 31, 2019. Subsequent to the fiscal year-end, in February 2019, an additional $1.4 million was allocated in connection with new office space, resulting in $0.3 million remaining available under the Letter of Credit facility.
Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$5,240	$(32,409)	$(13,532)
Net cash provided by (used in) investing activities	$28,134	$(88,123)	$(3,803)
Net cash provided by financing activities	$24,384	$129,604	$5,968

Operating Activities
Net cash provided by operating activities of $5.2 million for the fiscal year ended January 31, 2019 was primarily due to a change in unearned revenue of $47.0 million and non-cash charges related to stock‑based compensation expense of $44.2 million, as well as a change in accounts payable, accrued expenses and other current liabilities of  $17.3 million and non-cash charges related to depreciation and amortization expense of $6.8 million. These increases were partially offset by the net loss of $74.8 million, as well as changes in costs to obtain revenue contracts of $16.8 million, accounts receivable of $11.6 million, mainly due to timing of billing and cash collections during the period, and prepaid expenses and other current assets of $6.7 million.
   Net cash used in operating activities of $32.4 million for the fiscal year ended January 31, 2018 was primarily due to the net loss of $66.6 million, a change in accounts receivable of $17.0 million, mainly due to timing of billing and cash collections during the period, a change in deferred commissions of $4.4 million and a change in prepaid expenses and other current assets of $4.0 million. These decreases were partially offset by a change in deferred revenue of $31.8 million, stock‑based compensation expense of $22.4 million, depreciation and amortization of $5.1 million and a change in deferred rent of $0.8 million.
Net cash used in operating activities of $13.5 million for the fiscal year ended January 31, 2017 was primarily due to a net loss of $43.2 million, partially offset by stock-based compensation expense of $9.9 million, and depreciation and amortization of $4.1 million. The net change in operating assets and liabilities was primarily due to a change in the deferred revenue balance of $20.9 million and accounts receivable balance of $4.1 million, mainly due to timing of billing and cash collections during the period. The increase in accounts payable, accrued expenses and other current liabilities of $6.0 million was offset by increases in prepaid expenses and other current assets of $1.6 million and deferred commissions of $5.6 million. The increase in deferred commissions reflected the growth in headcount and sales resulting in increased compensation and sales commissions.
Investing Activities
Net cash provided by investing activities of $28.1 million for the fiscal year ended January 31, 2019 was due to maturities of marketable securities of $86.3 million, partially offset by purchases of marketable securities of $52.9 million, and capital expenditures of $5.3 million.
Net cash used in investing activities of $88.1 million for the fiscal year ended January 31, 2018 was related to purchases of marketable securities of $110.6 million and capital expenditures of $3.7 million, offset by maturities and sales associated with marketable securities of $26.2 million.
Net cash used in investing activities for the fiscal year ended January 31, 2017 was $3.8 million and primarily related to capital expenditures of $3.5 million.
Financing Activities
Net cash provided by financing activities of $24.4 million for the fiscal year ended January 31, 2019 was primarily related to proceeds from exercises of stock options of $18.9 million, and $5.7 million of net proceeds from employee stock purchase plan withholdings.
Net cash provided by financing activities of $129.6 million for the fiscal year ended January 31, 2018 was primarily related to proceeds from our IPO of $123.5 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $11.6 million, and $3.8 million of net proceeds from employee stock purchase plan withholdings. These amounts were partially offset by the $5.0 million repayment on our Revolving Line and $4.3 million of payments related to deferred offering costs.
Net cash provided by financing activities for the fiscal year ended January 31, 2017 was $6.0 million and primarily related to $5.0 million drawn on our revolving credit line, as well as $1.3 million of proceeds from the exercise of stock options, partially offset by payments of deferred offering costs and deferred financing costs.
Contractual Obligations
We are obligated under certain non-cancelable operating leases for office space, the agreements for which expire at various dates between fiscal years 2020 and 2028, including a long term operating lease for our primary facility in New York, which expires in December 2020. We are a party to various agreements with Knowledge Network application providers, the agreements for which expire at various dates between fiscal years 2020 and 2035.

The following table summarizes our non-cancelable contractual obligations as of January 31, 2019 (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other(1)
2020	$7,494	$17,403
2021	6,236	4,393
2022	440	548
2023	448	23
2024 and thereafter	1,858	109
Total	$16,476	$22,476
(1)    Includes the minimum contractual commitment levels of any variable payments to certain Knowledge Network application providers, as well as other contractual obligations in the normal course of business.
Subsequent to the fiscal year ended January 31, 2019, we entered into lease agreements for offices in Rosslyn, VA and London, UK, with expiration dates subsequent to the fiscal year ending January 31, 2024, and related aggregate contractual obligations of approximately $41 million.
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
See Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements for further discussion on our accounting policies. Our most critical accounting policies and estimates, based on the degree of judgment and complexity, are discussed below.
Revenue Recognition
We derive our revenue primarily from our subscription and associated support to our cloud‑based Knowledge Engine platform, through contracts that are typically one year in length, but may be up to three years or longer in length. Our subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
The recognition of revenue is determined through application of the five-step model in accordance with ASC 606. Revenue is recognized upon transfer of control of services to our customers, including third-party resellers, in an amount that reflects the consideration we expect to receive in exchange for those services. In transactions with resellers, we contract only with the reseller, in which pricing and length of subscription and support services are agreed upon. The reseller negotiates the price charged and length of subscription and support service directly with its customer. We do not pay separate fees to third‑party resellers and do not have direct interactions with the reseller’s customer.
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to our customers. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred. See Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue" to our consolidated financial statements for further discussion on our revenue recognition.
Costs Capitalized to Obtain Revenue Contracts
We capitalize costs to obtain revenue contracts which are incremental and recoverable, including sales commissions, certain related incentives, and associated payroll tax and fringe benefit costs. We amortize such costs on a straight-line basis over the average benefit period, which is typically three years for new contracts and one year for renewals. We determined the average benefit period having considered both qualitative and quantitative factors, most notably the estimated life of capitalized software development costs resulting from additional functionality to our cloud‑based Knowledge Engine platform. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Stock‑Based Compensation
Stock-based compensation for all employee stock‑based awards, including restricted stock units, restricted stock and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units and restricted stock are calculated based on the fair value of our common stock on the date of grant, while the fair value of stock options are calculated using a Black‑Scholes model.
Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically four years for options and one to four years for restricted stock and restricted stock units. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. A higher forfeiture rate will result in an adjustment that will decrease stock-based compensation expense, whereas a lower forfeiture rate will result in an adjustment that will increase stock-based compensation expense.
Our assumptions about stock price volatility are based on the average of the historical volatility for a sample of comparable companies. The expected life assumptions for employee grants are based upon the simplified method, as we do not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate our expected term due to the limited period of time our equity shares have been publicly traded. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield assumption is zero, because we have not historically paid any dividends and do not expect to declare or pay any dividends in the foreseeable future. We calculate the expected life assumptions for non-employees based on the remaining contractual term of the award, and plan to continue to use the contractual term upon adoption of ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting," effective February 1, 2019.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation. As we continue to accumulate additional data related to our common stock, we may refine our estimates. If factors change and different assumptions are used, the impact to our stock-based compensation expense could be material.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of our assets and liabilities. We classify all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other income (expense), net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2019 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $142.8 million as of January 31, 2019. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market funds, commercial paper and corporate bonds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders’ and the Board of Directors of Yext, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an adverse opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue and costs to obtain revenue contracts in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders’ and the Board of Directors of Yext, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Yext, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2019 based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s information technology general controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Yext, Inc. as of January 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 15, 2019 which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
March 15, 2019

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2019	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$91,755	$34,367
Marketable securities	51,021	83,974
Accounts receivable, net of allowances of $256 and $231, respectively	55,341	44,656
Prepaid expenses and other current assets	14,135	7,703
Costs to obtain revenue contracts, current	17,817	9,342
Total current assets	230,069	180,042
Property and equipment, net	11,077	11,438
Goodwill	4,660	4,924
Intangible assets, net	1,960	2,761
Costs to obtain revenue contracts, non-current	18,366	3,405
Other long term assets	996	919
Total assets	$267,128	$203,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$42,651	$27,416
Unearned revenue, current	135,544	89,474
Deferred rent, current	1,585	1,288
Total current liabilities	179,780	118,178
Deferred rent, non-current	1,607	3,213
Other long term liabilities	1,192	645
Total liabilities	182,579	122,036
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2019 and 2018, respectively; zero shares issued and outstanding at January 31, 2019 and 2018	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2019 and 2018, respectively; 108,678,234 and 100,482,264 shares issued at January 31, 2019 and 2018, respectively; 102,172,900 and 93,976,930 shares outstanding at January 31, 2019 and 2018, respectively	109	100
Additional paid-in capital	398,882	328,344
Accumulated other comprehensive loss	(1,428)	(1,636)
Accumulated deficit	(301,109)	(233,450)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	84,549	81,453
Total liabilities and stockholders’ equity	$267,128	$203,489
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2019	2018	2017
Revenue	$228,283	$170,201	$124,261
Cost of revenue	57,413	44,095	36,950
Gross profit	170,870	126,106	87,311
Operating expenses:
Sales and marketing	158,845	126,980	81,529
Research and development	36,098	25,687	19,316
General and administrative	51,572	40,079	29,166
Total operating expenses	246,515	192,746	130,011
Loss from operations	(75,645)	(66,640)	(42,700)
Investment income	1,485	1,135	34
Interest income (expense)	72	(359)	(150)
Other expense, net	(527)	(539)	(266)
Loss from operations before income taxes	(74,615)	(66,403)	(43,082)
(Provision for) benefit from income taxes	(222)	(162)	(68)
Net loss	$(74,837)	$(66,565)	$(43,150)

Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.85)	$(1.39)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	98,387,366	78,632,448	31,069,695

Other comprehensive income (loss):
Foreign currency translation adjustment	$(75)	$492	$(541)
Unrealized gain (loss) on marketable securities	280	(320)	—
Total comprehensive loss	$(74,632)	$(66,393)	$(43,691)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

						Accumulated			Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2016	43,594	$120,615	30,777	$37	$41,634	$(1,267)	$(123,735)	$(11,905)	$(95,236)
Exercise of stock options	—	—	618	1	1,320	—	—	—	1,321
Stock-based compensation	—	—	—	—	9,851	—	—	—	9,851
Other comprehensive loss	—	—	—	—	—	(541)	—	—	(541)
Net loss	—	—	—	—	—	—	(43,150)	—	(43,150)
Balance, January 31, 2017	43,594	120,615	31,395	38	52,805	(1,808)	(166,885)	(11,905)	(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	—	93,977	100	328,344	(1,636)	(233,450)	(11,905)	81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	—	3	7,178	—	7,181
Exercise of stock options	—	—	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	—	—	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	—	—	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	—	—	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2019	2018	2017
Operating activities:
Net loss	$(74,837)	$(66,565)	$(43,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,813	5,123	4,082
Provision for bad debts	492	478	653
Stock-based compensation expense	44,233	22,360	9,851
Change in fair value of convertible preferred stock warrant liability	—	491	253
Deferred income taxes	(43)	(129)	31
Amortization of deferred financing costs	130	140	104
Amortization of (discount) premium on marketable securities	(170)	156	—
Gain on sale of marketable securities	—	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,601)	(17,036)	(4,117)
Prepaid expenses and other current assets	(6,745)	(4,043)	(1,642)
Costs to obtain revenue contracts	(16,817)	(4,420)	(5,573)
Other long term assets	2	(358)	(430)
Accounts payable, accrued expenses and other current liabilities	17,328	350	6,037
Unearned revenue	47,004	31,753	20,942
Deferred rent	(1,291)	(807)	(590)
Other long term liabilities	742	99	17
Net cash provided by (used in) operating activities	5,240	(32,409)	(13,532)
Investing activities:
Purchases of marketable securities	(52,916)	(110,644)	—
Maturities of marketable securities	86,320	20,154	—
Sales of marketable securities	—	6,041	—
Capital expenditures	(5,270)	(3,674)	(3,505)
Purchases of intangible assets	—	—	(298)
Net cash provided by (used in) investing activities	28,134	(88,123)	(3,803)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,527	—
Payments of deferred offering costs	—	(4,263)	(170)
Proceeds from exercise of stock options	18,880	11,610	1,321
Proceeds from exercise of warrants	—	79	—
Proceeds from borrowings on Revolving Line	—	—	5,000
Repayments on Revolving Line	—	(5,000)	—
Payments of deferred financing costs	(159)	(99)	(183)
Proceeds, net from employee stock purchase plan withholdings	5,663	3,750	—
Net cash provided by financing activities	24,384	129,604	5,968
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(370)	375	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,388	9,447	(11,397)
Cash, cash equivalents and restricted cash at beginning of period	34,367	24,920	36,317
Cash, cash equivalents and restricted cash at end of period	$91,755	$34,367	$24,920
Supplemental disclosures of non-cash investing and financing information:
Non-cash capital expenditures, including capitalized stock-based compensation, and items in accounts payable, accrued expenses and other current liabilities	$818	$617	$112
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$—	$—	$2,349
Conversion of convertible preferred stock to common stock	$—	$120,615	$—
Conversion of convertible preferred stock warrants to common stock warrants	$—	$1,435	$—
Cash paid on interest	$7	$74	$3
Cash paid on income taxes	$19	$994	$19
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of January 31,

(in thousands)	2019	2018	2017
Cash and cash equivalents	$91,755	$34,367	$24,420
Restricted cash	—	—	500
Total cash, cash equivalents and restricted cash	$91,755	$34,367	$24,920
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business
 Yext, Inc. (the "Company") provides a cloud-based platform, the Yext Knowledge Engine, that lets businesses control their digital knowledge in the cloud and sync it to the Company's Knowledge Network of more than 150 service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext Knowledge Engine is used by end consumers around the globe to discover new businesses, read reviews, and find accurate answers to their queries. The Yext Knowledge Engine powers all of the Company's key features, including Listings, Pages and Reviews, along with its other features.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2019, for example, are to the fiscal year ended January 31, 2019.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation, and adjusted in conjunction with the adoption of certain new accounting standards. See "Revenue Recognition," "Costs Capitalized to Obtain Revenue Contracts," "Adoption of New Accounting Standard - ASU 2014-09" and "Adoption of New Accounting Standard - ASU 2016-18" within this Note for further discussion.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Segment Information
The Company operates as one operating segment in providing its cloud-based Knowledge Engine platform. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's offerings operate on a single platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from its subscription and associated support to its cloud‑based Knowledge Engine platform. The Company's subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
The Company adopted on a modified retrospective basis Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") in its fourth quarter of the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The Company recognizes revenue upon transfer of control of services to its customers, including third-party resellers, in an amount that reflects the consideration it expects to receive in exchange for those services. The recognition of revenue is determined through application of the following five-step model:
•Identification of the contract(s) with customers;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;

•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied
The Company identifies the performance obligations in a contract with a customer and determines whether they are distinct or distinct within the context of the contract. When there is more than one distinct performance obligation in a contract, the Company allocates the transaction price to the performance obligations on a relative standalone selling price ("SSP") basis. The Company estimates the amount of consideration expected to be received in exchange for transferring services if the consideration promised in a contract includes a variable amount.
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
Prior to the adoption of this standard, during the fiscal years ended January 31, 2018 and 2017, respectively, the Company recognized revenue when four basic criteria were met: (1) persuasive evidence exists of an arrangement with a customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectibility was assessed based on a number of factors, including the creditworthiness of a customer and transaction history.
Costs Capitalized to Obtain Revenue Contracts
In conjunction with the Company's modified retrospective adoption of ASU 2014-09, effective for the fiscal year ended January 31, 2019, the Company capitalizes incremental costs of obtaining a revenue contract. Incremental costs capitalized primarily include sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under all customer contracts.
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, most notably the estimated life of capitalized software development costs resulting from additional functionality to its cloud‑based Knowledge Engine platform. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the fiscal year ended January 31, 2019, the Company capitalized $31.6 million of costs to obtain revenue contracts and amortized $15.0 million to sales and marketing expense. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $36.2 million at January 31, 2019.
Prior to the adoption of this standard, during the fiscal years ended January 31, 2018 and 2017, respectively, the Company only capitalized costs that were both direct and incremental to obtaining a revenue contract, and amortized such costs over the contract term.
Cost of Revenue
The Company's cost of revenue primarily relates to costs incurred in association with its cloud-based Knowledge Engine platform. Costs associated with the Company’s arrangements with its Knowledge Network application providers are classified as cost of revenue. The nature of these arrangements may be unpaid, fixed, or variable. Cost of revenue also includes expenses related to hosting the Company’s platform and associated support, which is comprised of salaries, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs. $3.5 million, $1.9 million and $1.1 million of depreciation and amortization expense is included in cost of revenue for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Stock‑Based Compensation
Stock-based compensation for all employee stock‑based awards, including restricted stock units, restricted stock and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period. Prior to the Company's IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors.
The fair value of restricted stock units and restricted stock are estimated on the date of grant based on the fair value of the Company’s common stock. The fair value of employee stock options is estimated on the date of grant using a Black‑Scholes model.

Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically four years for options and one to four years for restricted stock and restricted stock units. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $6.1 million, $7.3 million and $4.7 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, and exclude capitalized software development costs. Research and development expenses were $36.1 million, $25.7 million and $19.3 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Capitalized Software Development Costs
The Company capitalizes software development costs in accordance with Accounting Standards Codification ("ASC") 350, and recognizes them on a straight-line basis over an estimated useful life of two to three years. The Company capitalizes certain software development costs, including elements of stock-based compensation, incurred in connection with additional functionality to its platform, as well as its internal-use projects during the application development stage. Capitalized software development costs, net, included in property and equipment, net, were $2.6 million and $2.9 million as of January 31, 2019 and 2018, respectively. Capitalized software development costs of $2.2 million, $1.2 million and $0.4 million were recognized in the consolidated statement of operations and comprehensive loss during the fiscal years ended January 31, 2019, 2018 and 2017, respectively. Software development costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality are expensed as incurred. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The Company classifies all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations. See Note 12 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax laws, including, but not limited to, lowering the top bracket of the federal statutory corporate tax rate from 35% to a flat rate of 21%, and allowing net operating losses generated under the Tax Reform Act to be carried forward indefinitely. The Tax Reform Act also imposed a one-time transition tax on accumulated earnings of foreign subsidiaries, eliminated certain deductions, introduced new tax regimes, and changed how foreign earnings are subject to U.S. tax, among other provisions. The Company concluded its accounting under the Tax Reform Act during the fiscal year ended January 31, 2019.
Convertible Preferred Stock Warrant Liability
The Company had freestanding warrants to purchase its convertible preferred stock which were remeasured to fair value at the balance sheet date and for which changes were recognized in other expense within the consolidated statements of operations and comprehensive loss in such periods. In April 2017, upon the closing of the Company’s Initial Public Offering ("IPO"), all of the Company's outstanding warrants were exercised for 110,937 shares of common stock. See Note 10 "Equity" for further discussion.

Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock and restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. See Note 14 "Net Loss Per Share Attributable to Common Stockholders" for further discussion.
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
Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. At January 31, 2019, no customer accounted for 10% or more of the Company's accounts receivable. At January 31, 2018, one customer accounted for more than 12% of accounts receivable. No customer accounted for approximately 10% or more of the Company's revenue for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Marketable Securities
The Company's investments in marketable securities have consisted of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. These investments are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the length of time and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2017	$189
Additions	478
Deductions - write offs	(436)
Allowance for doubtful accounts as of January 31, 2018	231
Additions	492
Deductions - write offs	(467)
Allowance for doubtful accounts as of January 31, 2019	$256
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
The Company’s intangible assets with definite lives, which include customer relationships and domains, are amortized on a straight‑line basis over their estimated useful lives, which range from 3 to 15 years. Long‑lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment.” The Company assesses the impairment of long‑lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements.
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
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can defer the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, based on the market value of the Company's common stock held by non-affiliates as of July 31, 2018, and therefore effective January 31, 2019, the Company became a large accelerated filer and ceased to be an emerging growth company on January 31, 2019. The Company is required to adopt new or revised accounting standards as required by public companies, including those standards which the Company had previously deferred pursuant to the JOBS Act.
Adoption of New Accounting Standard - ASU 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which replaces the existing guidance on the recognition of revenue as well as costs to obtain revenue contracts. The Company adopted on a modified retrospective basis the new standard in its fourth quarter of the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The Company utilized the transitional practical expedient to apply the standard to all contracts not completed as of February 1, 2018.
Results for the fiscal year ended January 31, 2019, inclusive of the interim periods ended April 30, July 31, and October 31, 2018, are presented in accordance with ASU 2014-09. See Note 15 “Selected Quarterly Financial Data (Unaudited)” for a reconciliation of the adjustments to previously reported quarterly amounts. Comparative results for the fiscal years ended January 31, 2018 and 2017, respectively, have not been restated.

The following table presents the impact of ASU 2014-09 on the Company's consolidated balance sheet as of January 31, 2018:

	As of January 31, 2018
(in thousands)	As Reported	Effect of ASU 2014-09	Inclusive of ASU 2014-09
Assets
Accounts receivable, net	$44,656	$(1,183)	$43,473
Costs capitalized to obtain revenue contracts, current	9,342	825	10,167
Costs capitalized to obtain revenue contracts, non-current	3,405	6,034	9,439
Liabilities
Accounts payable, accrued expenses and other current liabilities	27,416	699	28,115
Unearned revenue, current	89,474	(2,204)	87,270
Stockholders' equity
Accumulated other comprehensive loss	(1,636)	3	(1,633)
Accumulated deficit	$(233,450)	$7,178	$(226,272)
The following table summarizes the adoption impact of the new revenue standard on line items within the consolidated balance sheet as of January 31, 2019:

	As of January 31, 2019
(in thousands)	Prior to Adoption of ASU 2014-09	Adjustments for ASU 2014-09	As Reported
Assets
Accounts receivable, net	$56,222	$(881)	$55,341
Costs capitalized to obtain revenue contracts, current	15,082	2,735	17,817
Costs capitalized to obtain revenue contracts, non-current	4,699	13,667	18,366
Liabilities
Accounts payable, accrued expenses and other current liabilities	41,508	1,143	42,651
Unearned revenue, current	137,418	(1,874)	135,544
Stockholders' equity
Accumulated other comprehensive loss	(1,442)	14	(1,428)
Accumulated deficit	$(317,347)	$16,238	$(301,109)

The following table summarizes the adoption impact of the new revenue standard on line items within the consolidated statement of operations for the fiscal year ended January 31, 2019:

	Fiscal year ended January 31, 2019
(in thousands)	Prior to Adoption of ASU 2014-09	Adjustments for ASU 2014-09	As Reported
Revenue	$228,751	$(468)	$228,283
Cost of revenue	57,413	—	57,413
Gross profit	171,338	(468)	170,870
Operating expenses:
Sales and marketing	168,372	(9,527)	158,845
Research and development	36,098	—	36,098
General and administrative	51,572	—	51,572
Total operating expenses	256,042	(9,527)	246,515
Loss from operations	(84,704)	9,059	(75,645)
Investment income	1,485	—	1,485
Interest income	72	—	72
Other expense, net	(527)	—	(527)
Loss from operations before income taxes	(83,674)	9,059	(74,615)
(Provision for) benefit from income taxes	(222)	—	(222)
Net loss	$(83,896)	$9,059	$(74,837)

Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$0.09	$(0.76)
The Company's adoption of ASU 2014-09 did not result in any changes to classification among the operating, investing or financing activity line items within the consolidated statement of cash flows for the fiscal year ended January 31, 2019.
Adoption of New Accounting Standard - ASU 2016-18
In November 2016, the FASB issued No. 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash". The Company early adopted the standard during the fiscal year ended January 31, 2019. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. As a result of this adoption, there were no changes to the operating, investing and financing activities for the fiscal year ended January 31, 2019. The presentation of the statement of cash flows for the fiscal years ended January 31, 2018 and 2017 required certain reclassifications to conform to the current year presentation as follows (in thousands):

	Fiscal year ended January 31, 2018
Line Items - As Revised	As Previously Reported	Reclassification of Restricted Cash	As Revised
Net cash used in operating activities	$(31,909)	$(500)	$(32,409)
Net cash used in investing activities	(88,123)	—	(88,123)
Net cash provided by financing activities	129,604	—	129,604
Effects of exchange rate changes on cash, cash equivalents and restricted cash	375	—	375
Net increase in cash, cash equivalents and restricted cash	9,947	(500)	9,447
Cash, cash equivalents and restricted cash at beginning of period	24,420	500	24,920
Cash, cash equivalents and restricted cash at end of period	$34,367	$—	$34,367

	Fiscal year ended January 31, 2017
Line Items - As Revised	As Previously Reported	Reclassification of Restricted Cash	As Revised
Net cash used in operating activities	$(7,743)	$(5,789)	$(13,532)
Net cash used in investing activities	(3,803)	—	(3,803)
Net cash provided by financing activities	5,968	—	5,968
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(30)	—	(30)
Net decrease in cash, cash equivalents and restricted cash	(5,608)	(5,789)	(11,397)
Cash, cash equivalents and restricted cash at beginning of period	30,028	6,289	36,317
Cash, cash equivalents and restricted cash at end of period	$24,420	$500	$24,920
Adoption of New Accounting Standard - ASU 2016-09
The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") effective February 1, 2018. In conjunction with the adoption of the standard, the Company records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the (provision for) benefit from income taxes in the consolidated statement of operations and comprehensive loss. The Company utilized a modified-retrospective approach for previously unrecognized excess tax benefits that existed as of January 31, 2018, and the related deferred tax assets were fully offset by a valuation allowance. In addition, the Company elected to continue to estimate its forfeiture rate associated with stock-based awards. The adoption of this standard did not have an effect on the statement of cash flows.
Adoption of New Accounting Standard - ASU 2018-05
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)," to conform to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). The standard was effective upon issuance. The adoption of this standard did not have a material impact to the Company's financial statements.
New Accounting Standard To Be Adopted - ASU 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated such that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, "Leases, Codification Improvements" ("ASU 2018-10") and ASU 2018-11, "Leases, Targeted Improvements" ("ASU 2018-11"), to provide additional guidance for the adoption. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance, while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption.
The Company plans to adopt the new leases standard utilizing the modified retrospective approach on February 1, 2019. Under this adoption method, all prior periods will continue to be reported under previous lease accounting guidance. The Company plans to utilize the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. The Company has completed its process of identifying the population of leases impacted by the adoption and is in the process of completing its analysis of applying the new guidance to these leases. It is also evaluating the appropriate incremental borrowing rates to discount its future minimum lease payments in calculating the lease liabilities and right-of-use assets. The Company expects the adoption of this standard will result in the recognition of right-of-use assets and lease liabilities, primarily related to its office facilities, which are disclosed in Note 13 "Commitments and Contingencies". The Company does not expect the adoption to have a material impact on its consolidated statements of operations and comprehensive loss or consolidated statement of cash flows.
New Accounting Standard To Be Adopted - ASU 2018-07
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting." This standard is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance substantially consistent with the accounting for employee share-based compensation. The Company will adopt this standard on February 1, 2019. The Company plans to elect to continue to use the contractual term to value these awards. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

New Accounting Standard To Be Adopted - ASU 2018-15
In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those to develop or obtain internal-use software. The Company plans to early adopt this standard on a prospective basis on February 1, 2019. As a result, eligible implementation costs incurred during the application development stage for future projects will be capitalized and recognized over the non-cancelable term of the arrangement. Costs incurred during the preliminary project and post-implementation stages will continue to be expensed as incurred. The Company is currently evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.
3. Revenue
The Company derives its revenue primarily from its subscription and associated support to its cloud-based Knowledge Engine platform. As discussed in Note 2 “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” the Company adopted ASU 2014-09 effective for the fiscal year ended January 31, 2019, inclusive of the interim periods ended April 30, July 31, and October 31, 2018. During the fiscal years ended January 31, 2018 and 2017, the Company recognized revenue in accordance with ASC 605.
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by geographic region, as it believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Revenue by geographic region is determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe. The following table presents the Company's revenue by geographic region:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
North America	$197,285	$155,966	$118,754
International	30,998	14,235	5,507
Total revenue	$228,283	$170,201	$124,261
Significant Judgments
Significant judgments and estimates may be required to determine the appropriate application of accounting related to revenue, including whether performance obligations are distinct and assessments regarding the transaction price.
The Company has identified that it has two distinct performance obligations. The Company predominantly recognizes revenue through its performance obligation of a subscription and associated support to its platform, which lets businesses control their digital knowledge in the cloud and sync their information to the Knowledge Network. It is distinct because a customer's use of the platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, the Company enters into a contract with a customer that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. The Company's professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the platform.
In those instances when a contract includes more than one performance obligation, the Company must allocate the transaction price to the performance obligations on a relative standalone selling price ("SSP") basis. SSP represents the price at which a company would sell a promised product or service separately to a customer.
The Company determines the SSP based on a series of complex factors. The Company's selling prices associated with its subscription and associated support are considered highly variable based on discounting practices, customer geography, customer size, and other such factors. In contrast, the Company's selling prices associated with its professional services are more observable, predictable and consistent. Accordingly, the Company uses the residual method, under which the total transaction price and observable SSP of the professional services performance obligation is used to arrive at the estimated SSP of the subscription and associated support performance obligation.
The Company's revenue is predominately related to its subscription and associated support. Professional services revenue accounted for approximately 4% of the Company's total revenue for the fiscal year ended January 31, 2019.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. $87.3 million of revenue recognized for the fiscal year ended January 31, 2019 was included in unearned revenue at the beginning of the period. As of January 31, 2019, unearned revenue, current was $135.5 million and unearned revenue, non-current was $0.1 million and included within other long term liabilities on the Company's consolidated balance sheet. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as Unearned revenue, current, and the remaining portion is classified within Other long term liabilities in the Company’s consolidated balance sheet.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2019, customer deposits of $1.1 million were included in Accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet.
Prior to the adoption of ASU 2014-09, during the fiscal years ended January 31, 2018 and 2017, respectively, the Company categorized unearned revenue and customer deposits within Deferred revenue. Deferred revenue consisted of billings or payments received in advance of revenue recognition from contracts, irrespective of whether cancelable or non-cancelable in nature.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue which is expected to be recognized as revenue in future periods, and includes unearned revenue and non-cancelable unbilled amounts. As of January 31, 2019, the Company has approximately $262.0 million of remaining performance obligations from revenue contracts, of which $242.9 million is expected to be recognized as revenue over the next twenty-four months, with the balance recognized thereafter.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$—	$—	$—	$—
Corporate bonds	16,949	—	(28)	16,921
U.S. treasury securities	34,112	—	(12)	34,100
Total marketable securities	$51,061	$—	$(40)	$51,021

	January 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,972	$—	$(7)	$10,965
Corporate bonds	57,172	—	(243)	56,929
U.S. treasury securities	16,150	—	(70)	16,080
Total marketable securities	$84,294	$—	$(320)	$83,974
As of January 31, 2019, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $18.9 million of marketable securities, which have been in a continuous unrealized loss position for more than 12 months. As of January 31, 2018, no securities had been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. As of January 31, 2019, the Company's marketable securities have a contractual maturity of two years or less and remaining contractual maturity of one year or less.
Interest income, realized gains, realized losses and other-than-temporary declines in fair value on securities available for sale are the potential components of investment income. Investment income for the periods presented consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Interest income	$1,485	$1,134	$34
Realized gains	—	1	—
Total investment income	$1,485	$1,135	$34

The Company had no material reclassification adjustments out of accumulated other comprehensive loss into net loss in any of the periods presented.
5. Fair Value of Financial Instruments
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
The following table summarizes the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$42,021	$—	$—	$42,021
Marketable securities:
Commercial paper	—	—	—	—
Corporate bonds	—	16,921	—	16,921
U.S. treasury securities	—	34,100	—	34,100
Total assets	$42,021	$51,021	$—	$93,042

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$16,846	$—	$—	$16,846
Marketable securities:
Commercial paper	—	10,965	—	10,965
Corporate bonds	—	56,929	—	56,929
U.S. treasury securities	—	16,080	—	16,080
Total assets	$16,846	$83,974	$—	$100,820
(1)    Included in cash and cash equivalents.

6. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level, which is at or one level below the operating segment level. The Company operates as one operating segment.
The Company conducted its annual impairment test for goodwill as of November 1st for each of the fiscal years ended January 31, 2019 and 2018. As a result of the annual tests and interim impairment assessments, the Company determined that goodwill was not impaired and that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future. The following table summarizes the changes in goodwill:

(in thousands)	Fair Value
Goodwill as of January 31, 2017	$4,444
Foreign currency translation	480
Goodwill as of January 31, 2018	4,924
Foreign currency translation	(264)
Goodwill as of January 31, 2019	$4,660
Intangible Assets
The Company’s intangible assets with definite lives are amortized on a straight‑line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the fiscal years ended January 31, 2019 and 2018 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future. The following table summarizes the intangible asset balances:

(in thousands)	Gross Fair Value	Accumulated Amortization	Foreign Currency Impact	Net Book Value	Weighted Average Remaining Useful Life
Website development	$904	$(901)	$—	$3	0.16
Domains	365	(51)	—	314	12.97
Customer relationships	5,256	(1,937)	(917)	2,402	3.87
Trade names and trademarks	112	(69)	(1)	42	1.87
Intangible assets as of January 31, 2018	$6,637	$(2,958)	$(918)	$2,761	5.28
Website development	904	(904)	—	—	0.0
Domains	365	(75)	—	290	11.98
Customer relationships	5,256	(2,371)	(1,233)	1,652	2.87
Trade names and trademarks	112	(84)	(10)	18	0.87
Intangible assets as of January 31, 2019	$6,637	$(3,434)	$(1,243)	$1,960	4.20
For the fiscal years ended January 31, 2019, 2018 and 2017, amortization expense related to intangible assets totaled $0.6 million, $0.7 million and $0.8 million, respectively.

As of January 31, 2019, the future amortization expense of intangible assets was as follows (in thousands):

Fiscal year ending January 31,
2020	$609
2021	590
2022	543
2023	24
2024 and thereafter	194
Total	$1,960
7. Property and Equipment, net
Property and equipment are recorded at cost and depreciated or amortized on a straight‑line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2019	January 31, 2018
Furniture and fixtures	$719	$719
Office equipment	7,662	4,636
Leasehold improvements	13,090	12,928
Computer software	6,461	4,563
Construction in progress	841	124
Total property and equipment	28,773	22,970
Less: accumulated depreciation	(17,696)	(11,532)
Total property and equipment, net	$11,077	$11,438
For the fiscal years ended January 31, 2019, 2018 and 2017, depreciation expense was $6.2 million, $4.4 million and $3.3 million, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2019	January 31, 2018
Accounts payable	$8,025	$4,253
Accrued employee compensation	19,029	11,341
Accrued Knowledge Network application provider fees	2,508	1,860
Accrued professional services and associated costs	2,198	1,333
Accrued sales and use tax	2,206	1,846
Accrued employee stock purchase plan withholdings liability	2,635	3,750
Customer deposits	1,144	—
Other current liabilities	4,906	3,033
Total accounts payable, accrued expenses and other current liabilities	$42,651	$27,416
9. Stock-Based Compensation
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

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan, The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2018, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 3,759,077 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2019, the number of shares available for future award under the 2016 Plan is 1,220,572.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2018	22,512,856	$5.65	6.91	$146,471
Granted	—	$—
Exercised	(5,900,102)	$3.20
Forfeited or canceled	(635,519)	$6.09
Balance, January 31, 2019	15,977,235	$6.54	6.40	$144,934
Vested and expected to vest	15,932,427	$6.53	6.39	$144,545
Exercisable at January 31, 2019	10,953,453	$5.78	5.70	$107,739
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2018	9,241,953	$4.06
Granted	—	$—
Vested	(3,632,673)	$3.79
Forfeited	(585,498)	$3.22
Balance as of January 31, 2019	5,023,782	$4.35
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2019. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $79.4 million, $60.3 million and $2.8 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the fiscal year ended January 31, 2019. The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2018 and 2017 was $5.79 and $3.57 per share, respectively.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	4,457,585	$12.26
Granted - restricted stock and restricted stock units	5,458,873	$18.21
Vested and converted to shares	(1,598,777)	$13.58
Canceled	(613,976)	$13.94
Balance as of January 31, 2019	7,703,705	$16.07
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year beginning on February 1, 2018, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 939,769 shares. As of January 31, 2019, a total of 1,746,085 shares of the Company's common stock are available for sale to employees under the ESPP.
The initial offering period of the ESPP commenced on the effective date of the Initial Public Offering ("IPO"), April 13, 2017, and ended on March 15, 2018. In connection with the initial offering period of the ESPP, 437,527 shares of common stock were purchased under the ESPP at a purchase price of $9.35 per share for total proceeds of $4.1 million. A second offering period began on March 15, 2018 and ended on September 17, 2018. In connection with the second offering period, 256,157 shares of common stock were purchased under the ESPP at a purchase price of $10.49 per share for total proceeds of $2.7 million. A third offering period began on September 17, 2018 and will end on March 15, 2019. As of January 31, 2019, 176,241 shares are estimated to be purchased at the end of the offering period and $2.6 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares estimated to be purchased under the ESPP offering periods were as follows:

	Fiscal year ended January 31,
	2019	2018	2017
Expected life (years)	0.50	0.92	—
Expected volatility	34.41% - 45.09%	38.30%	—
Dividend yield	0.00%	0.00%	—
Risk-free rate	1.95% - 2.35%	1.02%	—
The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumptions based on the average of the historical volatility for a sample of comparable companies for the offering periods beginning April 13, 2017 and March 15, 2018.  Effective with the offering period beginning September 17, 2018, the Company determined it had sufficient historical information and estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
During the fiscal years ended January 31, 2019 and 2018, the Company recorded $2.1 million and $1.3 million respectively, of stock-based compensation expense associated with the ESPP. During the fiscal year ended January 31, 2017, there was no stock-based compensation expense associated with the ESPP as the initial offering period had not yet commenced. As of January 31, 2019, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
A new offering period commences on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine and will end on the first trading day, approximately six months later, on or after September 15th and March 15th, respectively. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock was offered to the public in its IPO) or the fair market value per share on the last trading day of the applicable offering period.
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
The Company's stock-based compensation expense was as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Cost of revenue	$2,915	$1,459	$590
Sales and marketing	22,519	11,121	4,359
Research and development	8,475	3,756	1,954
General and administrative	10,324	6,024	2,948
Total stock-based compensation expense	$44,233	$22,360	$9,851
As of January 31, 2019, there was approximately $132.6 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.12 years. During the fiscal years ended January 31, 2019, 2018 and 2017, the Company capitalized $0.7 million, $0.4 million and $0.1 million, respectively, of stock-based compensation related to development of additional functionality to its cloud-based platform.
No options were granted during the fiscal year ended January 31, 2019. The fair value of the Company’s stock options granted during the fiscal years ended January 31, 2018 and 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal year ended January 31,
	2018	2017
Expected life (years)	6.08	6.25
Expected volatility	46.39% - 48.77%	52.00%
Dividend yield	0.00%	0.00%
Risk-free rate	1.87% - 2.70%	1.66%
The expected life assumptions were based upon the simplified method for employee grants, as the Company does not yet have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term due to the limited period of time its equity shares have been publicly traded. The expected volatility assumptions were based on the average of the historical volatility for a sample of comparable companies. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of grants. A dividend yield assumption of zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future. The expected life assumptions for options granted to non-employees are based upon the remaining contractual term of the option.
10. Equity
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
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.

Common Stock
        As of January 31, 2019 and 2018, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2019 and 2018, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's consolidated balance sheets.
11. Debt
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
As of January 31, 2019, the Company was in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available. The $7.0 million Letter of Credit facility had $5.3 million allocated as security in connection with office space as of the fiscal year ended January 31, 2019. Subsequent to the fiscal year-end, in February 2019, an additional $1.4 million was allocated in connection with new office space, resulting in $0.3 million remaining available under the Letter of Credit facility.
12. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Domestic	$(64,653)	$(58,875)	$(41,621)
International	(9,962)	(7,528)	(1,461)
Loss from operations before income taxes	$(74,615)	$(66,403)	$(43,082)

The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
Current:
Federal	$(19)	$—	$—
State	(91)	—	—
International	(155)	(291)	(37)
Total current	(265)	(291)	(37)
Deferred:
Federal	—	100	—
State	—	—	—
International	43	29	(31)
Total deferred	43	129	(31)
Total (provision for) benefit from income taxes	$(222)	$(162)	$(68)
The Company reconciled its income taxes at the federal statutory income tax rate to the (provision for) benefit from income taxes included within its consolidated statements of operations and comprehensive loss. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018	2017
U.S. federal tax (provision) benefit at statutory rate	$15,669	$21,849	$14,648
State taxes, net of federal (provision) benefit	6,499	1,766	990
Foreign tax rate differential	448	(637)	(253)
Non-deductible expenses	(1,737)	(3,503)	(1,549)
Change in valuation allowance	(37,808)	1,599	(13,805)
Rate change	7	(21,580)	(52)
Excess tax benefits from stock-based compensation	16,847	—	—
Other, net	(147)	344	(47)
Total (provision for) benefit from income taxes	$(222)	$(162)	$(68)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The components of the Company's deferred income taxes were as follows:

	Fiscal year ended January 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$76,259	$39,653
Stock-based compensation	7,710	4,937
Allowance for doubtful accounts	65	58
Deferred rent	758	1,066
Accrued expenses	2,081	233
Unearned revenue	26	62
Property and equipment	414	—
Intangible assets	712	330
Other	133	57
Total deferred tax assets	88,158	46,396
Less: valuation allowance	(80,901)	(43,071)
Deferred tax assets, net of valuation allowance	7,257	3,325
Deferred tax liabilities:
Prepaid expenses	(57)	(86)
Property and equipment	—	(406)
Intangible assets	—	(103)
Costs to obtain revenue contracts	(6,966)	(2,763)
Other	(231)	(12)
Total deferred tax liabilities	(7,254)	(3,370)
Net deferred tax asset (liability)	$3	$(45)
As of January 31, 2019, for federal income tax purposes, the Company had $290.4 million of gross U.S. federal NOL carryforwards, which expire starting in fiscal 2028 with others indefinitely carried forward.
As of January 31, 2019, for state income tax purposes, the Company had $11.0 million of post‑apportioned, tax‑effected NOL carryforwards, which expire in fiscal 2025 through fiscal 2039. As of January 31, 2019, the Company had $4.2 million of tax‑effected foreign NOL carryforwards.
Utilization of the Company’s NOL carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2019, the valuation allowance increased $37.8 million from approximately $43.1 million to $80.9 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. During the fiscal year ended January 31, 2018, the valuation allowance decreased $1.5 million from approximately $44.6 million to $43.1 million, primarily due to the impact of the remeasurement of the NOL carryforwards and other U.S. deferred tax assets in conjunction with the Tax Reform Act, largely offset by NOL carryforwards established and other increases in U.S. deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes and withholding taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation. The Company's aggregate undistributed earnings of its foreign subsidiaries is in a loss position. As of January 31, 2019 and 2018, gross undistributed earnings of the Company’s foreign subsidiaries amounted to $0.1 million and $0.5 million, respectively.
The Company has concluded the accounting under the Tax Reform Act within the time period set forth in Staff Accounting Bulletin No. 118. The SEC guidance allowed for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related accounting for income tax impacts, including the impacts of the transition tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. The Company did not record any amounts due to the effect of the one-time transition tax under the Tax Reform Act and it did not make any adjustments to the provisional estimate recorded in the fiscal year ended January 31, 2018.
For the fiscal years ended January 31, 2019 and 2018, the Company did not take any uncertain tax positions, and recognized less than $0.1 million in each of the periods presented for interest and penalties related to accrued unrecognized tax benefits. As of January 31, 2019 and 2018, $0.2 million of accrued unrecognized tax benefits, associated with an uncertain tax position taken on an intercompany transfer of certain intangible assets in the fiscal year ended January 31, 2016, were included within other long term liabilities on the consolidated balance sheets. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
13. Commitments and Contingencies
Commitments and Other Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable operating leases for office space, with various expiry dates between fiscal years 2020 and 2028, including it's primary facility in New York, which expires in December 2020. The Company is a party to various agreements with Knowledge Network application providers, which expire at various dates between fiscal years 2020 and 2035. Future minimum annual payments under these and other contractual obligations in the normal course of business as of January 31, 2019 were as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Application Providers and Other
2020	$7,494	$17,403
2021	6,236	4,393
2022	440	548
2023	448	23
2024 and thereafter	1,858	109
Total	$16,476	$22,476
Subsequent to the fiscal year ended January 31, 2019, the Company entered into lease agreements for offices in Rosslyn, VA and London, UK, with expiration dates subsequent to the fiscal year ending January 31, 2024, and related aggregate contractual obligations of approximately $41 million.
During the fiscal years ended January 31, 2019, 2018 and 2017, the Company recognized rent expense of $7.3 million, $6.3 million and $5.8 million, respectively.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(74,837)	$(66,565)	$(43,150)
Denominator:
Weighted-average common shares outstanding	98,387,366	78,632,448	31,069,695
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.85)	$(1.39)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2019	2018	2017
Convertible preferred stock as converted	—	—	43,594,753
Series B warrants as converted	—	—	67,568
Series C warrants as converted	—	—	43,369
Common stock warrants	—	—	85,000
Options to purchase common stock	15,977,235	22,512,856	27,420,108
Restricted stock and restricted stock units	7,703,705	4,457,585	330,000
Shares estimated to be purchased under ESPP	176,241	482,988	—
Total anti-dilutive common equivalent shares	23,857,181	27,453,429	71,540,798

15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2019 and 2018 is as follows:

	Three months ended
(in thousands, except per share data)	Jan. 31, 2019	Oct. 31, 2018[1]	Jul. 31, 2018[1]	Apr. 30, 2018[1]
Revenue	$63,759	$58,613	$54,923	$50,988
Gross profit	$48,118	$43,727	$40,837	$38,188
Loss from operations	$(16,223)	$(23,012)	$(19,504)	$(16,906)
Net loss	$(15,460)	$(22,940)	$(19,396)	$(17,041)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.23)	$(0.20)	$(0.18)

	Three months ended
(in thousands, except per share data)	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
Revenue	$48,020	$44,332	$40,769	$37,080
Gross profit	$35,812	$32,674	$30,228	$27,392
Loss from operations	$(17,503)	$(17,236)	$(16,507)	$(15,394)
Net loss	$(16,998)	$(17,062)	$(16,399)	$(16,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.18)	$(0.40)
1 As adjusted from previously reported amounts due to the adoption of ASU 2014-09 as shown below.
Selected summarized quarterly financial information for the three months ended October 31, 2018 was adjusted as follows:

(In thousands)	Prior to Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Adjusted
Revenue	$58,742	$(129)	$58,613
Gross profit	$43,856	$(129)	$43,727
Loss from operations	$(24,838)	$1,826	$(23,012)
Net loss	$(24,766)	$1,826	$(22,940)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$0.02	$(0.23)
Selected summarized quarterly financial information for the three months ended July 31, 2018 was adjusted as follows:

(In thousands)	Prior to Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Adjusted
Revenue	$55,096	$(173)	$54,923
Gross profit	$41,010	$(173)	$40,837
Loss from operations	$(21,204)	$1,700	$(19,504)
Net loss	$(21,096)	$1,700	$(19,396)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$0.02	$(0.20)
Selected summarized quarterly financial information for the three months ended April 30, 2018 was adjusted as follows:

(In thousands)	Prior to Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Adjusted
Revenue	$51,095	$(107)	$50,988
Gross profit	$38,295	$(107)	$38,188
Loss from operations	$(18,001)	$1,095	$(16,906)
Net loss	$(18,136)	$1,095	$(17,041)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$0.01	$(0.18)

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 31, 2019 due to the material weakness identified as described below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the results of our evaluation, our management concluded that as of January 31, 2019 the Company has not maintained effective internal control over financial reporting as a result of the material weakness in information technology general controls ("IT General Controls"). The deficiencies in IT General Controls also resulted in a conclusion that manual controls that rely on data produced by and maintained within these affected information technology systems and automated controls within these affected information technology systems across several of our significant classes of transactions were ineffective. Management has determined that the aggregate impact of these ineffective controls resulted in a material weakness.
The material weaknesses did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial results. We have begun to develop remediation plans for these material weaknesses which are described below under “Remediation Activities”.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of January 31, 2019, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the audits of the fiscal year 2018, 2017 and 2016 consolidated financial statements, we and our independent registered public accounting firm identified two material weaknesses in our internal controls over financial reporting. The first material weakness pertained to controls over the revenue recognition process resulting from a lack of logical access controls over our revenue system and the lack of review controls with regard to manual revenue adjustments. We also identified a significant reliance on manual processes in our customer order entry procedures. The second material weakness primarily related to the lack of review and oversight over the financial close. We determined that we had insufficient financial statement close processes and procedures, including the classification and presentation of expenses. In response to these material weaknesses, we have taken steps to improve our internal control environment, including implementing procedures and controls designed to improve our revenue recognition process, hired senior accounting personnel in our internal audit group and chief accounting officer's group with a focus on SEC reporting and technical accounting. However, given the deficiencies in IT General Controls described above, we concluded that certain manual controls and automated controls were ineffective, which in turn may impact controls related to the revenue recognition process and financial close. As a result, we believe the two previously identified material weaknesses in our internal controls over financial reporting have not been remediated. We are continuing to take steps to remediate all identified material weaknesses.

Except as noted above and the material weakness in IT General Controls identified during three months ended January 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation Activities
We are working to remediate the identified deficiencies in internal control over financial reporting relating to information technology general controls that resulted in a material weakness and have taken steps to improve our internal control environment, including control improvements and personnel training. Specifically, we are:
•Improving the operation and monitoring of control activities and procedures associated with logical security and program change management for affected systems;
•Improving the operation and monitoring of computer operations control activities to track appropriate processing of jobs in the affected IT systems; and
•Implementing a training program for information technology resources to reinforce adherence to IT General Control activities.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure control; however we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2019 ("Proxy Statement") and is incorporated herein by reference
Information about our named executive officers is reported under the caption “Executive Officers ” in our Proxy Statement and is incorporated herein by reference.
Information on beneficial ownership reporting compliance can be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.
Our Board of Directors has adopted a Code of Business Conduct and Ethics, which establishes the standards of ethical conduct applicable to all directors, officers and employees of our Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal controls over financial reporting, corporate opportunities and confidentiality requirements. Our Code of Business Conduct and Ethics is available on the Investor Relations section of the Company’s website at investors.yext.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by SEC applicable rules and regulations. The inclusion of our website address in this annual report does not include or incorporate by reference into this annual report the information on or accessible through our website.
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our Proxy Statement under the caption “Directors and Corporate Governance – Identifying and Evaluating Director Nominees” and is incorporated herein by reference.
Information concerning the composition of the audit committee and our audit committee financial expert is contained in our Proxy Statement under the caption “Directors and Corporate Governance – Board Committee and Meetings – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation
Information about the compensation of our directors and named executive officers, compensation committee interlocks and the compensation committee report can be found in our Proxy Statement under the caption “Directors and Corporate Governance – Compensation of Non-Employee Directors,” “– Compensation Committee Interlocks” and “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to securities authorized for issuance under equity compensation plans can be found under “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.
Information about the security ownership of certain beneficial owners and of directors and named executive officers, can be found in our Proxy Statement under the caption “Beneficial Ownership of Shares of Common Stock”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related person transactions and director independence can be found under “Certain Relationships and Related Person Transactions” and “Directors and Corporate Governance – Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to the audit committee's pre-approval policies and procedures for audit and other services and information on our principal accountant fees and services can be found under “Item 2 — Ratification of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2019 and 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of January 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2019, 2018 and 2017 and (v) Notes to Consolidated Financial Statements XBRL Exhibits

*
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

Date: March 15, 2019	Yext, Inc.
	By:	/s/ Steven Cakebread
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

Signature	Title	Date

/s/ Howard Lerman	Chief Executive Officer and Director	March 15, 2019
Howard Lerman	(Principal Executive Officer)

/s/ Steven Cakebread	Chief Financial Officer	March 15, 2019
Steven Cakebread	(Principal Financial Officer)

/s/ Darryl Bond	Chief Accounting Officer	March 15, 2019
Darryl Bond	(Principal Accounting Officer)

/s/ Brian Distelburger	President and Director	March 15, 2019
Brian Distelburger

/s/ Phillip Fernandez	Director	March 15, 2019
Phillip Fernandez

/s/ Jesse Lipson	Director	March 15, 2019
Jesse Lipson

/s/ Julie Richardson	Director	March 15, 2019
Julie Richardson

/s/ Andrew Sheehan	Director	March 15, 2019
Andrew Sheehan

/s/ Michael Walrath	Director	March 15, 2019
Michael Walrath

/s/ Tamar Yehoshua	Director	March 15, 2019
Tamar Yehoshua