Form 10-Q
period 2019-04-30
Yext, Inc.
filed 2019-05-31
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
(212) 994-3900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	YEXT	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  o    No  x
As of May 20, 2019, the registrant had 111,111,216 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$257,663	$91,755
Marketable securities	26,442	51,021
Accounts receivable, net of allowances of $236 and $256, respectively	32,841	55,341
Prepaid expenses and other current assets	14,057	14,135
Costs to obtain revenue contracts, current	18,637	17,817
Total current assets	349,640	230,069
Restricted cash	12,100	—
Property and equipment, net	11,093	11,077
Operating lease right-of-use assets	33,424	—
Costs to obtain revenue contracts, non-current	17,852	18,366
Goodwill	4,583	4,660
Intangible assets, net	1,788	1,960
Other long term assets	2,818	996
Total assets	$433,298	$267,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$35,671	$44,236
Unearned revenue, current	125,370	135,544
Operating lease liabilities, current	2,005	—
Total current liabilities	163,046	179,780
Operating lease liabilities, non-current	34,582	—
Other long term liabilities	1,510	2,799
Total liabilities	199,138	182,579
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2019 and January 31, 2019; zero shares issued and outstanding at April 30, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2019 and January 31, 2019; 117,505,451 and 108,678,234 shares issued at April 30, 2019 and January 31, 2019, respectively; 111,000,117 and 102,172,900 shares outstanding at April 30, 2019 and January 31, 2019, respectively	117	109
Additional paid-in capital	567,095	398,882
Accumulated other comprehensive loss	(1,079)	(1,428)
Accumulated deficit	(320,068)	(301,109)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	234,160	84,549
Total liabilities and stockholders’ equity	$433,298	$267,128
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended April 30,
	2019	2018
Revenue	$68,708	$50,988
Cost of revenue	16,473	12,800
Gross profit	52,235	38,188
Operating expenses:
Sales and marketing	46,398	35,827
Research and development	9,906	7,729
General and administrative	15,191	11,538
Total operating expenses	71,495	55,094
Loss from operations	(19,260)	(16,906)
Interest income	906	357
Interest expense	(53)	(37)
Other expense, net	(206)	(170)
Loss from operations before income taxes	(18,613)	(16,756)
(Provision for) benefit from income taxes	(346)	(285)
Net loss	$(18,959)	$(17,041)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.18)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	106,453,558	94,942,773

Other comprehensive income (loss):
Foreign currency translation adjustment	$314	$(93)
Unrealized gain (loss) on marketable securities	35	(2)
Total comprehensive loss	$(18,610)	$(17,136)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	205	—	—	205
Net loss	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	102,173	109	398,882	(1,428)	(301,109)	(11,905)	84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	$117	$567,095	$(1,079)	$(320,068)	$(11,905)	$234,160
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended April 30,
	2019	2018
Operating activities:
Net loss	$(18,959)	$(17,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,941	1,576
Provision for bad debts	40	76
Stock-based compensation expense	13,216	7,993
Deferred income taxes	3	(22)
Amortization of deferred financing costs	47	34
Amortization of (discount) premium on marketable securities	(82)	39
Amortization of operating lease right-of-use assets	1,578	—
Changes in operating assets and liabilities:
Accounts receivable	22,195	20,293
Prepaid expenses and other current assets	60	(379)
Costs to obtain revenue contracts	(365)	(836)
Other long term assets	(1,913)	(79)
Accounts payable, accrued expenses and other current liabilities	(6,338)	(3,074)
Unearned revenue	(9,708)	(6,908)
Operating lease liabilities	(1,242)	—
Other long term liabilities	346	(263)
Net cash provided by operating activities	819	1,409
Investing activities:
Maturities of marketable securities	24,697	13,223
Capital expenditures	(831)	(1,572)
Net cash provided by investing activities	23,866	11,651
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	147,000	—
Payments of deferred offering costs	(208)	—
Proceeds from exercise of stock options	5,000	4,948
Payments of deferred financing costs	(163)	—
Proceeds, net from employee stock purchase plan withholdings	1,868	1,221
Net cash provided by financing activities	153,497	6,169
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	(193)
Net increase in cash, cash equivalents and restricted cash	178,008	19,036
Cash, cash equivalents and restricted cash at beginning of period	91,755	34,367
Cash, cash equivalents and restricted cash at end of period	$269,763	$53,403
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	April 30, 2019	April 30, 2018
Cash and cash equivalents	$257,663	$53,403
Restricted cash	12,100	—
Total cash, cash equivalents and restricted cash	$269,763	$53,403
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2020, for example, are to the fiscal year ending January 31, 2020.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 15, 2019 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2020, or any other period.
Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements - Adoption of New Accounting Standards”, there have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation. All periods presented in this Form 10-Q are accounted for under "Revenue from Contracts with Customers" Accounting Standard Codification ("ASC") 606, which the Company adopted in its Form 10-K for the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The statement of cash flows for the three months ended April 30, 2018 reflects this adoption, which did not result in any changes to the classification among the total operating, investing or financing activity line items. Amounts classified as deferred rent, current and deferred rent, non-current in the Form 10-K as of January 31, 2019, are now included in accounts payable, accrued expenses and other current liabilities and other long term liabilities, respectively, on the Company's condensed consolidated balance sheet.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Segment Information
The Company operates as one operating segment providing its cloud-based Knowledge Engine platform. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's offerings operate on a single platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
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
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied
The Company identifies the performance obligations in a contract with a customer and determines whether they are distinct, or distinct within the context of the contract. When there is more than one distinct performance obligation in a contract, the Company allocates the transaction price to the performance obligations on a relative standalone selling price ("SSP") basis. The Company estimates the amount of consideration expected to be received in exchange for transferring services if the consideration promised in a contract includes a variable amount.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining revenue contracts. Incremental costs capitalized primarily include sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under all customer contracts.
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
During the three months ended April 30, 2019, the Company capitalized $5.2 million of costs to obtain revenue contracts and amortized $4.9 million to sales and marketing expense. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $36.5 million at April 30, 2019.
Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At April 30, 2019 and January 31, 2019, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2019 and 2018, respectively.

Recent Accounting Pronouncements
Adoption of New Accounting Standards - ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" ("ASU 2016-02"), which introduced and codified new lease accounting guidance under ASC 842. This standard requires lessees to record a lease liability, initially measured at the present value of future lease payments, and a right-of-use asset, associated with operating leases, on its balance sheet. The standard also requires a single lease expense to be recognized within the statement of operations on a straight-line basis over the lease term.
The Company adopted the new standard on February 1, 2019, which resulted in the Company recording lease liabilities and right-of-use assets associated with its operating leases on its balance sheet, and did not have a material effect on the statement of operations and comprehensive loss. The Company utilized the modified retrospective adoption approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients to not reassess prior conclusions related to lease identification, classification and initial direct costs, and did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. See Note 13 "Leases" for further discussion on the Company's accounting for leases under ASC 842.
Adoption of New Accounting Standards - ASU 2018-07
The Company prospectively adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting" on February 1, 2019. The Company will not apply a forfeiture rate assumption to value stock-based awards issued to non-employees, given the nature of the services provided. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements.
Adoption of New Accounting Standards - ASU 2018-15
The Company prospectively adopted ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" on February 1, 2019. As a result, eligible implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as prepaid expenses and other current assets on the balance sheet, recognized on a straight-line basis over its life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the three months ended April 30, 2019.
3. Revenue
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by geographic region, as it believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Revenue by geographic region is determined based on the region of the Company's contracting entity, which may be different than the region of its customers. North America revenue is predominantly attributable to the United States but also includes Canada. International revenue is predominantly attributable to Europe. The following table presents the Company's revenue by geographic region:

	Three months ended April 30,
(in thousands)	2019	2018
North America	$56,512	$44,867
International	12,196	6,121
Total revenue	$68,708	$50,988
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
The Company's revenue is predominantly related to its subscription and associated support. Professional services revenue accounted for less than 5%, and 2%, of the Company's total revenue for the three months ended April 30, 2019 and 2018, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2019, unearned revenue, current was $125.4 million and unearned revenue, non-current was $0.1 million and included within other long term liabilities on the Company's condensed consolidated balance sheet. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. $53.6 million of revenue recognized during the three months ended April 30, 2019 was included in unearned revenue at the beginning of the period. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s condensed consolidated balance sheet.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2019 and January 31, 2019, customer deposits of $1.3 million and $1.1 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue which is expected to be recognized as revenue in future periods, and includes unearned revenue and non-cancelable unbilled amounts. As of April 30, 2019, the Company has approximately $256.3 million of remaining performance obligations from revenue contracts, of which $240.2 million is expected to be recognized as revenue over the next twenty-four months, with the balance recognized thereafter.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	April 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,000	$—	$(1)	$2,999
U.S. treasury securities (1)	23,445	1	(3)	23,443
Total marketable securities	$26,445	$1	$(4)	$26,442

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,949	$—	$(28)	$16,921
U.S. treasury securities (1)	34,112	—	(12)	34,100
Total marketable securities	$51,061	$—	$(40)	$51,021
(1) The Company's U.S. treasury securities purchased with an original maturity of less than three months from the purchase date are classified as cash and cash equivalents, and those purchased with an original maturity of three months or more are classified as marketable securities, respectively, on its condensed consolidated balance sheet.

As of April 30, 2019 and January 31, 2019, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of marketable securities of $3.0 million and $18.9 million, respectively, which were in a continuous unrealized loss position for more than 12 months as of their respective balance sheet dates. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence.
As of April 30, 2019, the Company's marketable securities have an original contractual maturity of two years or less, and a remaining contractual maturity of one year or less.
Interest income on investments in marketable securities, amortization of premiums and discounts, realized gains and losses and other-than-temporary declines in fair value on securities available for sale are the potential components within interest income in the statement of operations and comprehensive loss.
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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	April 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$43,788	$—	$—	$43,788
U.S. treasury securities (1)(2)	—	166,541	—	166,541
Marketable securities:
Corporate bonds	—	2,999	—	2,999
U.S. treasury securities (2)	—	23,443	—	23,443
Restricted cash:
Money market funds	12,100	—	—	12,100
Total assets	$55,888	$192,983	$—	$248,871

	January 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$42,021	$—	$—	$42,021
Marketable securities:
Corporate bonds	—	16,921	—	16,921
U.S. treasury securities (2)	—	34,100	—	34,100
Total assets	$42,021	$51,021	$—	$93,042
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2) The Company's U.S. treasury securities purchased with an original maturity of less than three months from the purchase date are classified as cash and cash equivalents, and those purchased with an original maturity of three months or more are classified as marketable securities, respectively, on its condensed consolidated balance sheet.
6. Goodwill and Intangible Assets
Goodwill
As of April 30, 2019 and January 31, 2019, the Company had goodwill of $4.6 million and $4.7 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level, which is at or one level below the operating segment level. The Company operates as one operating segment, which represents its one reporting unit. The test for impairment is conducted annually each November 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2019 and 2018 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of April 30, 2019 and January 31, 2019, the Company had intangible assets, net of $1.8 million and $2.0 million, respectively. The Company's intangible assets are amortized on a straight‑line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2019 and 2018 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million and $0.2 million for the three months ended April 30, 2019 and 2018, respectively.
7. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	April 30, 2019	January 31, 2019
Furniture and fixtures	$716	$719
Office equipment	8,063	7,662
Leasehold improvements	13,085	13,090
Computer software	7,084	6,461
Construction in progress	1,620	841
Total property and equipment	30,568	28,773
Less: accumulated depreciation	(19,475)	(17,696)
Total property and equipment, net	$11,093	$11,077
Capital expenditures included in accounts payable, accrued expenses and other current liabilities was $1.1 million and $0.2 million as of April 30, 2019 and 2018, respectively. Depreciation expense was $1.8 million and $1.4 million for the three months ended April 30, 2019 and 2018, respectively.

8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2019	January 31, 2019
Accounts payable	$8,671	$8,025
Accrued employee compensation	9,274	19,029
Accrued Knowledge Network application provider fees	4,255	2,508
Accrued professional services and associated costs	2,733	2,198
Accrued sales and use tax	1,798	2,206
Accrued employee stock purchase plan withholdings liability	1,220	2,635
Customer deposits	1,256	1,144
Other current liabilities	6,464	6,491
Total accounts payable, accrued expenses and other current liabilities	$35,671	$44,236
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities was $0.3 million as of April 30, 2019.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,086,916 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2019, the number of shares available for future award under the 2016 Plan is 4,840,549.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2019	15,977,235	$6.54	6.40	$144,934
Granted	—	$—
Exercised	(1,096,258)	$4.56
Forfeited or canceled	(121,442)	$8.02
Balance, April 30, 2019	14,759,535	$6.67	6.20	$224,926
Vested and expected to vest	14,728,295	$6.67	6.20	$224,460
Exercisable at April 30, 2019	10,567,236	$6.01	5.61	$167,998

The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2019. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $18.8 million and $16.2 million for the three months ended April 30, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the three months ended April 30, 2019 and 2018.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	7,703,705	$16.07
Granted	936,550	$22.43
Vested and converted to shares	(561,883)	$14.60
Forfeited or canceled	(348,169)	$18.58
Balance as of April 30, 2019	7,730,203	$16.83
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2019, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,021,729 shares. As of April 30, 2019, a total of 2,597,364 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2019, 170,450 shares of common stock were purchased under the ESPP at a purchase price of $19.26 per share for total proceeds of $3.3 million. A new offering period began on March 15, 2019 and will end on September 16, 2019. As of April 30, 2019, 193,111 shares are estimated to be purchased at the end of the offering period and $1.2 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares estimated to be purchased under the respective ESPP offering periods were as follows:

	Three months ended April 30,
	2019	2018
Expected life (years)	0.50	0.50
Expected volatility	60.86%	34.41%
Dividend yield	—	—
Risk-free rate	2.52%	1.95%
The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumptions based on the average of the historical volatility for a sample of comparable companies for the offering periods during the three months ended April 30, 2018.  Effective with the offering period beginning September 17, 2018, the Company determined it had sufficient historical information and estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
During the three months ended April 30, 2019 and 2018, the Company recorded $0.7 million and $0.5 million, respectively, of stock-based compensation expense associated with the ESPP. As of April 30, 2019, total unrecognized compensation cost related to ESPP was $1.1 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
A new offering period commences on the first trading day on or after March 15th and September 15th each year, or on such other date as the administrator will determine, and will end on the first trading day, approximately six months later, on or after September 15th and March 15th, respectively. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable offering period.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period in the condensed consolidated statements of operations and comprehensive loss.
The Company prospectively adopted ASU 2018-07 on February 1, 2019. As a result, the Company measures stock-based compensation associated with stock-based awards issued to non-employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period. The Company will not apply a forfeiture rate assumption to value such awards, given the nature of the services provided. Prior to adoption, during the fiscal years ended January 31, 2019 and prior, stock-based compensation associated with stock-based awards issued to non-employees was re-measured each period until fully vested.
The Company's stock-based compensation expense was as follows:

	Three months ended April 30,
(in thousands)	2019	2018
Cost of revenue	$818	$566
Sales and marketing	6,840	3,770
Research and development	2,572	1,556
General and administrative	2,986	2,101
Total stock-based compensation expense	$13,216	$7,993
As of April 30, 2019, there was approximately $133.8 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.0 years. During the three months ended April 30, 2019 and 2018, the Company capitalized $0.3 million and $0.1 million, respectively, of stock-based compensation related to development of additional functionality to its cloud-based platform.
10. Equity
Common Stock Offering
On March 20, 2019, the Company closed a common stock offering (the “Offering”), in which it issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters’ option to purchase additional shares.  The price per share to the public was $21.50.  The Company received aggregate proceeds of $147.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recorded in additional paid in capital in its condensed consolidated statements of stockholders' equity.
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	$117	$567,095	$(1,079)	$(320,068)	$(11,905)	$234,160

The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2018:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	1,678	2	4,908	—	—	—	4,910
Vested restricted stock units converted to common shares	141	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	8,066	—	—	—	8,066
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(17,041)	—	(17,041)
Balance, April 30, 2018	96,238	$103	$345,408	$(1,728)	$(243,313)	$(11,905)	$88,565
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2019 and January 31, 2019, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2019 and January 31, 2019, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of April 30, 2019 and January 31, 2019, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        Subject to certain terms of the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal. The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue subject to annual updates, a limit on the Company's ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company's activities each defined specifically in the agreement.
In April 2019, in connection with the leasing of office space in New York, NY, the Company established back-to-back standby letters of credit for $12.1 million. The arrangement expires September 30, 2031, and is fully secured by a $12.1 million cash deposit. Such cash is restricted as to its withdrawal and usage as of April 30, 2019, and accordingly, is classified as a restricted cash asset on the Company's condensed consolidated balance sheet. There were no significant financing costs associated with this transaction.
        As of April 30, 2019, the Company was in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.8 million allocated as security in connection with various office space.
12. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate to year-to-date loss from operations before income taxes and adjusts the (provision for) benefit from income taxes for discrete tax items recorded in the period. During the three months ended April 30, 2019 and 2018, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.3) million, respectively.
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
13. Leases
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. The Company accounts for lease and non-lease components related to operating lease arrangements for office space as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less ("short-term leases") are recognized in the statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on the balance sheet.
Effective February 1, 2019, the Company adopted ASU 2016-02, utilizing the modified retrospective adoption approach. Prior to adoption, during the fiscal years ended January 31, 2019 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised.
As of April 30, 2019, the Company had $2.0 million and $34.6 million of operating lease liabilities, classified as current and non-current, respectively, $33.4 million of operating lease right-of-use assets, and no finance leases, on its condensed consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.8 years, a weighted-average discount rate of 5.5%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. During the three months ended April 30, 2019, the Company entered into new operating lease arrangements for office space in Rosslyn, VA and London, UK, each of which have expiration dates subsequent to the fiscal year ending January 31, 2024.
During the three months ended April 30, 2019, the Company recognized $2.6 million of lease expense, of which $0.5 million related to short-term leases, paid $1.7 million for amounts included in the measurement of lease liabilities which is reflected within operating activities on the statement of cash flows, and obtained $23.2 million of operating lease right-of-use assets in exchange for lease obligations. During the three months ended April 30, 2018, rent expense was $1.8 million.

As of April 30, 2019, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2020	$193
2021	7,612
2022	4,591
2023	4,663
2024 and thereafter	32,036
Total operating lease payments	49,095
Less: imputed interest	12,508
Total lease liabilities, reflecting the present value of lease payments	$36,587
Subsequent to the quarter ended April 30, 2019, in May 2019, the Company met the criteria to commence accounting for an operating lease arrangement for office space in New York, NY, which was dated April 23, 2019. The lease expires in February 2031, and includes approximately $135 million of legally binding minimum lease payments. The Company is in the process of completing its accounting for this operating lease arrangement, including determining the incremental borrowing rate to discount the remaining lease payments associated with the lease liability and the right-of-use asset.
14. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's obligations primarily relate to its operating leases for office space as well as other obligations, including contracts with its Knowledge Network application providers and its software vendors. The Company reviews its contractual arrangements and assesses whether they contain a lease. The Company's contractual obligations have various expiry dates between fiscal years 2020 and 2035.
        As of April 30, 2019, future minimum annual payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020	$5,899	$14,961
2021	10,637	6,553
2022	16,691	1,865
2023	16,762	50
2024 and thereafter	138,614	118
Total payments	$188,603	$23,547
The Company's operating lease obligations in the table above include its lease arrangement for office space in New York, NY, which was dated April 23, 2019, and therefore was part of the Company's legal and contractual obligations as of April 30, 2019. As discussed in Note 13 "Leases", this operating lease met the criteria to commence accounting in May 2019. This agreement includes a provision to deliver a performance bond to secure the completion of certain potential construction work.
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
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2019	2018
Numerator:
Net loss attributable to common stockholders	$(18,959)	$(17,041)
Denominator:
Weighted-average common shares outstanding	106,453,558	94,942,773
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.18)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2019	2018
Options to purchase common stock	14,759,535	20,540,150
Restricted stock and restricted stock units	7,730,203	4,707,227
Shares estimated to be purchased under ESPP	193,111	291,544
Total anti-dilutive common equivalent shares	22,682,849	25,538,921

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
While the majority of our revenue is based in the U.S., we continue to grow internationally. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was more than 18% of our total revenue for the three months ended April 30, 2019. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2020, for example, are to the fiscal year ending January 31, 2020.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our cloud-based Knowledge Engine platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred.
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
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs, including salaries, costs of obtaining revenue contracts, and stock-based compensation expense. Sales and marketing expenses also consist of costs related to advertising, marketing, brand awareness activities and lead generation.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs and stock-based compensation expense, and exclude capitalized software development costs.
General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments, as well as professional and consulting fees in connection with these departments.
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2019	2018
Revenue	$68,708	$50,988
Cost of revenue(1)	16,473	12,800
Gross profit	52,235	38,188
Operating expenses:
Sales and marketing(1)	46,398	35,827
Research and development(1)	9,906	7,729
General and administrative(1)	15,191	11,538
Total operating expenses	71,495	55,094
Loss from operations	(19,260)	(16,906)
Interest income	906	357
Interest expense	(53)	(37)
Other expense, net	(206)	(170)
Loss from operations before income taxes	(18,613)	(16,756)
(Provision for) benefit from income taxes	(346)	(285)
Net loss	$(18,959)	$(17,041)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2019	2018
Cost of revenue	$818	$566
Sales and marketing	6,840	3,770
Research and development	2,572	1,556
General and administrative	2,986	2,101
Total stock-based compensation expense	$13,216	$7,993

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	24	25
Gross profit	76	75
Operating expenses:
Sales and marketing	68	70
Research and development	14	15
General and administrative	22	23
Total operating expenses	104	108
Loss from operations	(28)	(33)
Interest income	1	—
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(27)	(33)
(Provision for) benefit from income taxes	(1)	—
Net loss	(28)%	(33)%
Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018
Revenue and Cost of Revenue

	Three months ended April 30,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$68,708	$50,988	$17,720	35%
Cost of revenue	16,473	12,800	$3,673	29%
Gross profit	$52,235	$38,188	$14,047	37%
Gross margin	76.0%	74.9%
Total revenue was $68.7 million for the three months ended April 30, 2019, compared to $51.0 million for the three months ended April 30, 2018, an increase of $17.7 million or 35%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers.
Cost of revenue was $16.5 million for the three months ended April 30, 2019, compared to $12.8 million for the three months ended April 30, 2018, an increase of $3.7 million or 29%. This increase was primarily due to a $1.6 million increase in personnel‑related costs, which mainly consisted of salaries and wages. Costs associated with our data centers increased $0.4 million and Knowledge Network application provider fees increased $0.3 million. In addition, depreciation expense and stock-based compensation expense each increased $0.3 million.
Gross margin improved to 76.0% from 74.9%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$46,398	$35,827	$10,571	30%
Research and development	$9,906	$7,729	$2,177	28%
General and administrative	$15,191	$11,538	$3,653	32%
Sales and marketing expense was $46.4 million for the three months ended April 30, 2019, compared to $35.8 million for the three months ended April 30, 2018, an increase of $10.6 million, or 30%. The increase was primarily due to a $5.0 million increase in personnel‑related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, as well as an increase in stock-based compensation expense of $3.1 million.

Research and development expense was $9.9 million for the three months ended April 30, 2019, compared to $7.7 million for the three months ended April 30, 2018, an increase of $2.2 million, or 28%. The increase was primarily due to an approximate $1.0 million increase in each of stock-based compensation expense and personnel-related costs.
General and administrative expense was $15.2 million for the three months ended April 30, 2019, compared to $11.5 million for the three months ended April 30, 2018, an increase of $3.7 million, or 32%. The increase was primarily due to a $1.9 million increase in personnel‑related costs, which mainly consisted of salaries and wages, as well as a $0.9 million increase in stock-based compensation expense.
Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities, totaling $284.1 million, comprised primarily of bank deposits, money market funds, and U.S. treasury securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease expense and capital expenditures, significant marketing events and related expenses, and other factors.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors." We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We have and will continue to enter into new lease arrangements for new and expanded facilities including a lease arrangement for office space in New York, NY, which will serve as our new corporate headquarters.  In connection with these arrangements we expect our lease expenses and related capital expenditures to increase which  may limit our ability to take advantage of business opportunities or respond to changing business or market conditions.  In addition, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Common Stock Offering
On March 20, 2019, we closed a common stock offering (the “Offering”), in which we issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters’ option to purchase additional shares.  The price per share to the public was $21.50.  We received aggregate proceeds of $147.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recognized through additional paid in capital.
Credit Arrangements
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
Subject to certain terms of the Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal. The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue subject to annual updates, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on our activities each defined specifically in the agreement.
In April 2019, in connection with the leasing of office space in New York, NY, we established back-to-back standby letters of credit for $12.1 million. The arrangement expires September 30, 2031, and is fully secured by a $12.1 million cash deposit.
        As of April 30, 2019, we were in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.8 million allocated as security in connection with various office space.

Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$819	$1,409
Net cash provided by investing activities	$23,866	$11,651
Net cash provided by financing activities	$153,497	$6,169
Operating Activities
Net cash provided by operating activities of $0.8 million for the three months ended April 30, 2019 was primarily due to a change in accounts receivable of $22.2 million, mainly due to timing of billing and cash collections during the period. In addition, non-cash charges related to stock‑based compensation expense of $13.2 million, and depreciation and amortization of $1.9 million, resulted in positive adjustments in reconciling our net loss to net cash provided by operating activities. These increases were partially offset by the net loss of $19.0 million, as well as changes in unearned revenue of $9.7 million, and accounts payable, accrued expenses and other current liabilities of $6.3 million, generally associated with timing.
Net cash provided by operating activities of $1.4 million for the three months ended April 30, 2018 was primarily due to a change in accounts receivable of $20.3 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers. In addition, non-cash charges related to stock‑based compensation expense of $8.0 million and depreciation and amortization of $1.6 million, resulted in positive adjustments in reconciling our net loss to net cash flows from operations. These increases were partially offset by the net loss of $17.0 million, a change in unearned revenue of $6.9 million, a change in accounts payable, accrued expenses and other current liabilities of $3.1 million, mainly due to the timing of payments, and a change in prepaid expenses and other current assets of $0.4 million.
Investing Activities
Net cash provided by investing activities of $23.9 million for the three months ended April 30, 2019 was related to maturities associated with marketable securities of $24.7 million, offset by capital expenditures of $0.8 million.
Net cash provided by investing activities of $11.7 million for the three months ended April 30, 2018 was related to maturities and sales associated with marketable securities of $13.2 million, offset by capital expenditures of $1.6 million.
Financing Activities
Net cash provided by financing activities of $153.5 million for the three months ended April 30, 2019 was primarily related to to proceeds from our common stock offering of $147.0 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $5.0 million, and net proceeds from employee stock purchase plan withholdings of $1.9 million, partially offset by payments of deferred offering costs and deferred financing costs of $0.2 million each.
Net cash provided by financing activities of $6.2 million for the three months ended April 30, 2018 was related to proceeds from exercises of stock options of $4.9 million, and net proceeds from employee stock purchase plan withholdings of $1.2 million.
Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our obligations primarily relate to our operating leases for office space as well as other obligations, including contracts with our Knowledge Network application providers and our software vendors. Our contractual obligations have various expiry dates between fiscal years 2020 and 2035.
        As of April 30, 2019, future minimum annual payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020	$5,899	$14,961
2021	10,637	6,553
2022	16,691	1,865
2023	16,762	50
2024 and thereafter	138,614	118
Total	$188,603	$23,547
See Note 14 "Commitments and Contingencies" to our condensed consolidated financial statements for further discussion on contractual obligations.

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
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as described in Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2019 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
As of April 30, 2019, we had cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds, U.S. treasury securities, and corporate bonds, totaling $284.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 30, 2019 due to the material weakness in information technology general controls as identified in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
We generated a net loss of $74.8 million $66.6 million, and $43.2 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and a net loss of $19.0 million in the three months ended April 30, 2019. As of April 30, 2019, we had an accumulated deficit of $320.1 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. Our revenue from non-U.S. operations was more than 14% of our total revenue in the fiscal year ended January 31, 2019. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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
We are dependent on the efforts of third parties who resell our packages for a significant portion of our revenue, but we do not control the efforts of these resellers. If they fail to market or sell our platform successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party resellers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these reseller relationships. Further, in some international markets, we grant resellers the exclusive right to sell our features. If resellers to whom we have granted exclusive rights fail to successfully market and sell our platform in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, and 35% from the three months ended April 30, 2018 to the three months ended April 30, 2019. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
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
In connection with the audit of the fiscal 2019 consolidated financial statements, our management concluded that as of January 31, 2019 we have not maintained effective internal control over financial reporting as a result of a material weakness in information technology general controls. The deficiencies in information technology general controls also resulted in a conclusion that certain manual controls and automated controls were ineffective, which in turn may impact controls related to the revenue recognition process and financial close described above. We are taking steps to remediate this material weakness. However, we cannot at this time estimate how long it will take to remediate the material weakness, and we may not ever be able to remediate the material weakness. For additional information regarding this material weakness and related remediation activities, see Item 4. "Controls and Procedures." If we are unable to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.
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

In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. Also, as employee options vest, we may have difficulty retaining key employees or may be required to grant larger equity awards from our equity plans, which would cause dilution. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.
If we fail to provide high-quality customer support and professional services, our business and reputation may suffer.
High-quality education, training, customer support and professional services are important for the successful retention of existing customers. Providing this education, training, support and services, including data cleansing and processing, ongoing support as well as custom development services, requires that our personnel have specific knowledge and expertise of our platform, making it more difficult for us to hire qualified personnel and to scale up these operations. The importance of high-quality customer support and professional services and the difficulty of hiring qualified personnel will increase as we expand our business and pursue new customers and as our platform becomes more complex with the development more features and capabilities. If we do not provide effective and timely ongoing customer support and professional services, our ability to sell additional features to, or to retain, existing customers may suffer, and our reputation with existing or potential customers may be harmed.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States, and we are in the process of expanding our international operations. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in accounting principles, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them and the applicability of withholding taxes. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers, and agents, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees and may harm our reputation, which may damage our relationships with our customers, strategic partners and other third parties. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.
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
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and unearned revenue balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:

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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 111,000,117 shares of our common stock outstanding as of April 30, 2019.
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
As of April 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock (based upon the most recent filings pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended or on Schedule 13G with respect to each such holder) in the aggregate beneficially owned approximately 35% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

•
the requirement that a special meeting of stockholders may be called only by the Board pursuant to a resolution adopted by a majority of the Board, the chairman of the Board of Directors, our chief executive officer, or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of April 30, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2019 and 2018, (iii) Condensed Consolidated Statements Stockholders' Equity as of April 30, 2019 and January 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements XBRL Exhibits

*
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

Date: May 31, 2019	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)