Form 10-Q
period 2019-07-31
Yext, Inc.
filed 2019-08-30
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 19, 2019, the registrant had 112,753,106 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$268,801	$91,755
Marketable securities	5,394	51,021
Accounts receivable, net of allowances of $119 and $256, respectively	37,033	55,341
Prepaid expenses and other current assets	13,776	14,135
Costs to obtain revenue contracts, current	20,242	17,817
Total current assets	345,246	230,069
Restricted cash	12,100	—
Property and equipment, net	14,208	11,077
Operating lease right-of-use assets	110,314	—
Costs to obtain revenue contracts, non-current	18,339	18,366
Goodwill	4,566	4,660
Intangible assets, net	1,550	1,960
Other long term assets	1,830	996
Total assets	$508,153	$267,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$43,070	$44,236
Unearned revenue, current	122,731	135,544
Operating lease liabilities, current	6,911	—
Total current liabilities	172,712	179,780
Operating lease liabilities, non-current	108,699	—
Other long term liabilities	1,603	2,799
Total liabilities	283,014	182,579
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2019 and January 31, 2019; zero shares issued and outstanding at July 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2019 and January 31, 2019; 119,187,662 and 108,678,234 shares issued at July 31, 2019 and January 31, 2019, respectively; 112,682,328 and 102,172,900 shares outstanding at July 31, 2019 and January 31, 2019, respectively	119	109
Additional paid-in capital	588,255	398,882
Accumulated other comprehensive loss	(1,971)	(1,428)
Accumulated deficit	(349,359)	(301,109)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	225,139	84,549
Total liabilities and stockholders’ equity	$508,153	$267,128
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Revenue	$72,373	$54,923	$141,081	$105,911
Cost of revenue	19,269	14,086	35,742	26,886
Gross profit	53,104	40,837	105,339	79,025
Operating expenses:
Sales and marketing	52,371	38,298	98,769	74,125
Research and development	12,686	9,983	22,592	17,712
General and administrative	18,344	12,060	33,535	23,598
Total operating expenses	83,401	60,341	154,896	115,435
Loss from operations	(30,297)	(19,504)	(49,557)	(36,410)
Interest income	1,377	402	2,283	759
Interest expense	(79)	(35)	(132)	(72)
Other expense, net	(203)	(219)	(409)	(389)
Loss from operations before income taxes	(29,202)	(19,356)	(47,815)	(36,112)
(Provision for) benefit from income taxes	(89)	(40)	(435)	(325)
Net loss	$(29,291)	$(19,396)	$(48,250)	$(36,437)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.20)	$(0.44)	$(0.38)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	111,777,703	97,511,660	109,159,753	96,248,506

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(899)	$(12)	$(585)	$(105)
Unrealized gain on marketable securities, net	7	113	42	111
Total comprehensive loss	$(30,183)	$(19,295)	$(48,793)	$(36,431)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	205	—	—	205
Net loss	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	102,173	109	398,882	(1,428)	(301,109)	(11,905)	84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,926	2	9,131	—	—	—	9,133
Vested restricted stock units converted to common shares	1,402	1	(1)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	30,497	—	—	—	30,497
Other comprehensive loss	—	—	—	(543)	—	—	(543)
Net loss	—	—	—	—	(48,250)	—	(48,250)
Balance, July 31, 2019	112,682	$119	$588,255	$(1,971)	$(349,359)	$(11,905)	$225,139
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended July 31,
	2019	2018
Operating activities:
Net loss	$(48,250)	$(36,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,822	3,241
Provision for bad debts	19	353
Stock-based compensation expense	29,825	19,021
Deferred income taxes	(58)	(57)
Amortization of deferred financing costs	117	66
Amortization of (discount) premium on marketable securities	(129)	47
Amortization of operating lease right-of-use assets	4,710	—
Changes in operating assets and liabilities:
Accounts receivable	17,927	16,489
Prepaid expenses and other current assets	72	(3,690)
Costs to obtain revenue contracts	(2,563)	(4,659)
Other long term assets	(1,058)	(94)
Accounts payable, accrued expenses and other current liabilities	(561)	5,706
Unearned revenue	(12,205)	(2,397)
Operating lease liabilities	(2,399)	—
Other long term liabilities	114	(605)
Net cash used in operating activities	(10,617)	(3,016)
Investing activities:
Purchases of marketable securities	—	(24,692)
Maturities of marketable securities	45,797	31,067
Capital expenditures	(4,449)	(2,703)
Net cash provided by investing activities	41,348	3,672
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	147,000	—
Payments of deferred common stock offering issuance costs	(530)	—
Proceeds from exercise of stock options	9,167	10,165
Payments of deferred financing costs	(260)	(159)
Proceeds, net from employee stock purchase plan withholdings	3,647	2,479
Net cash provided by financing activities	159,024	12,485
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(609)	(353)
Net increase in cash, cash equivalents and restricted cash	189,146	12,788
Cash, cash equivalents and restricted cash at beginning of period	91,755	34,367
Cash, cash equivalents and restricted cash at end of period	$280,901	$47,155
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	July 31, 2019	July 31, 2018
Cash and cash equivalents	$268,801	$47,155
Restricted cash	12,100	—
Total cash, cash equivalents and restricted cash	$280,901	$47,155
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

1. Organization and Description of Business
 Yext, Inc. (the "Company") is the platform that puts businesses in control of their facts online with brand-verified answers in search. The Yext platform allows companies to control the facts about their business and sync it to the Company's Knowledge Network of more than 150 third-party service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp, that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. The Yext platform powers all of the Company's key features, including Listings, Pages and Reviews, along with its other features and capabilities.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2020, or any other period.
Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements”, there have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts classified as deferred rent, current and deferred rent, non-current in the Form 10-K as of January 31, 2019, are now included in accounts payable, accrued expenses and other current liabilities and other long term liabilities, respectively, on the Company's condensed consolidated balance sheet. Amounts previously within Interest expense, net, in the Form 10-Q for the three and six months ended July 31, 2018, are now classified separately as Interest income and Interest expense, and amounts previously classified as Investment income in the Form 10-Q for the three and six months ended July 31, 2018, are included within Interest income on the Company's condensed consolidated statement of operations and comprehensive loss. All periods presented in this Form 10-Q are accounted for under "Revenue from Contracts with Customers" Accounting Standard Codification ("ASC") 606, which the Company adopted in its Form 10-K for the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The statement of cash flows for the six months ended July 31, 2018 reflects this adoption, which did not result in any changes to the classification among the total operating, investing or financing activity line items.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of those financial statements and the reported amounts of revenue and expense during the reporting period. These estimates include, but are not limited to, the standalone selling prices ("SSP") of performance obligations, the incremental borrowing rate associated with lease liabilities, the useful life of capitalized costs to obtain customer contracts, income taxes, and the fair value of stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Segment Information
The Company is the provider of the Yext platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's offerings operate on the Yext platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from its subscriptions and associated support to the Yext platform. The Company's subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. The Company recognizes revenue upon transfer of control of services to its customers, including third-party resellers, in an amount that reflects the consideration it expects to receive in exchange for those services. The recognition of revenue is determined through application of the following five-step model:
•Identification of the contract(s) with customers;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied
The Company identifies the performance obligations in a contract with a customer and determines whether they are distinct, or distinct within the context of the contract. When there is more than one distinct performance obligation in a contract, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. The Company estimates the amount of consideration expected to be received in exchange for transferring services if the consideration promised in a contract includes a variable amount.
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Yext platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
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
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, most notably the estimated life of capitalized software development costs resulting from additional functionality to the Yext platform. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the three and six months ended July 31, 2019, the Company capitalized $7.4 million and $12.6 million of costs to obtain revenue contracts and amortized $5.3 million and $10.2 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $38.6 million at July 31, 2019.
Concentration of Credit Risk
The Company's financial instruments that are exposed to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At July 31, 2019 and January 31, 2019, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements
Adoption of New Accounting Standard - ASU 2016-02
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
Adoption of New Accounting Standard - ASU 2018-07
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
Adoption of New Accounting Standard - ASU 2018-15
The Company prospectively adopted ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" on February 1, 2019. As a result, eligible implementation costs capitalized in a cloud computing arrangement are included in the Prepaid expenses and other current assets on the balance sheet. Such costs are recognized on a straight-line basis over the estimated useful life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the three and six months ended July 31, 2019.
New Accounting Standard To Be Adopted - ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This Company expects to adopt this standard on February 1, 2020. The Company is currently evaluating the potential impact of adopting this new accounting guidance on its condensed consolidated financial statements.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
North America	$59,941	$47,976	$116,453	$92,843
International	12,432	6,947	24,628	13,068
Total revenue	$72,373	$54,923	$141,081	$105,911

Significant Judgments
Significant judgments and estimates may be required to determine the appropriate application of accounting related to revenue, including whether performance obligations are distinct and assessments regarding the transaction price.
The Company has identified that it has two distinct performance obligations. The Company predominantly recognizes revenue through its performance obligation of a subscription and associated support to the Yext platform. The performance obligation is distinct because a customer's use of the Yext platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, the Company enters into a contract with a customer that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscriptions and associated support. The Company's professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the Yext platform.
In those instances when a contract includes more than one performance obligation, the Company must allocate the transaction price to the performance obligations on a relative standalone selling price basis. SSP represents the price at which a company would sell a promised product or service separately to a customer.
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
The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for less than 5% of the Company's total revenue for each of the six months ended July 31, 2019 and 2018.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2019, unearned revenue, current was $122.7 million and unearned revenue, non-current was $0.2 million and included within other long term liabilities on the Company's condensed consolidated balance sheet. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. $92.4 million of revenue recognized during the six months ended July 31, 2019 was included in unearned revenue at the beginning of the period. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within Other long term liabilities in the Company’s condensed consolidated balance sheet.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2019 and January 31, 2019, customer deposits of $0.7 million and $1.1 million were included in Accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue which is expected to be recognized as revenue in future periods, and includes unearned revenue and non-cancelable unbilled amounts. As of July 31, 2019, the Company has approximately $259.0 million of remaining performance obligations from revenue contracts, of which $241.7 million is expected to be recognized as revenue over the next twenty-four months, with the balance recognized thereafter.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	July 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$—	$—	$—	$—
U.S. treasury securities	5,392	2	—	5,394
Total marketable securities	$5,392	$2	$—	$5,394

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,949	$—	$(28)	$16,921
U.S. treasury securities	34,112	—	(12)	34,100
Total marketable securities	$51,061	$—	$(40)	$51,021

As of July 31, 2019, the Company had no marketable securities in an unrealized loss position. The Company had no material reclassification adjustments out of accumulated other comprehensive loss into net loss in any of the periods presented. As of July 31, 2019, the Company's marketable securities have an original contractual maturity and a remaining contractual maturity of one year or less.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, realized gains and losses and other-than-temporary declines in fair value on securities available for sale within Interest income in the statement of operations and comprehensive loss.
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
The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	July 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$224,185	$—	$—	$224,185
Marketable securities:
Corporate bonds	—	—	—	—
U.S. treasury securities (2)	—	5,394	—	5,394
Restricted cash:
Money market funds	12,100	—	—	12,100
Total assets	$236,285	$5,394	$—	$241,679

	January 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$42,021	$—	$—	$42,021
Marketable securities:
Corporate bonds	—	16,921	—	16,921
U.S. treasury securities (2)	—	34,100	—	34,100
Total assets	$42,021	$51,021	$—	$93,042
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
6. Goodwill and Intangible Assets
Goodwill
As of July 31, 2019 and January 31, 2019, the Company had goodwill of $4.6 million and $4.7 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.
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
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2019 and 2018 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of July 31, 2019 and January 31, 2019, the Company had intangible assets, net of $1.6 million and $2.0 million, respectively. The Company's intangible assets are amortized on a straight‑line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2019 and 2018 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million and $0.3 million for the three and six months ended July 31, 2019, respectively and $0.2 million and $0.3 million for the three and six months ended July 31, 2018, respectively.
7. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	July 31, 2019	January 31, 2019
Furniture and fixtures	$954	$719
Office equipment	9,195	7,662
Leasehold improvements	14,515	13,090
Computer software	7,084	6,461
Construction in progress	1,572	144
Software in progress	2,059	697
Total property and equipment	35,379	28,773
Less: accumulated depreciation	(21,171)	(17,696)
Total property and equipment, net	$14,208	$11,077

Construction in progress consists primarily of leasehold improvements related to operating lease arrangements. Software in progress consists of costs incurred in connection with additional functionality to the Yext Platform. Depreciation expense was $1.7 million and $3.5 million for the three and six months ended July 31, 2019, respectively, and $1.5 million and $2.9 million for the three and six months ended July 31, 2018, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2019	January 31, 2019
Accounts payable	$10,643	$8,025
Accrued employee compensation	14,777	19,029
Accrued Knowledge Network application provider fees	2,655	2,508
Accrued professional services and associated costs	2,654	2,198
Accrued employee stock purchase plan withholdings liability	2,999	2,635
Customer deposits	724	1,144
Other current liabilities	8,618	8,697
Total accounts payable, accrued expenses and other current liabilities	$43,070	$44,236

Capital expenditures included in accounts payable, accrued expenses and other current liabilities were $1.5 million and $0.6 million as of July 31, 2019 and 2018, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,086,916 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2019, the number of shares available for future award under the 2016 Plan is 1,480,194.

Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2019	15,977,235	$6.54	6.40	$144,934
Granted	—	$—
Exercised	(1,926,359)	$4.74
Forfeited or canceled	(168,999)	$8.08
Balance, July 31, 2019	13,881,877	$6.77	5.92	$194,956
Vested and expected to vest	13,861,504	$6.77	5.91	$194,676
Exercisable at July 31, 2019	10,432,315	$6.19	5.38	$152,535

The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2019. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $31.4 million and $42.3 million for the six months ended July 31, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the six months ended July 31, 2019 and 2018.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	7,703,705	$16.07
Granted	4,508,364	$20.61
Vested and converted to shares	(1,417,626)	$15.11
Forfeited or canceled	(512,071)	$18.54
Balance as of July 31, 2019	10,282,372	$18.07

Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2019, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,021,729 shares. As of July 31, 2019, a total of 2,597,364 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2019, 170,450 shares of common stock were purchased under the ESPP at a purchase price of $19.26 per share for total proceeds of $3.3 million. A new offering period began on March 15, 2019 and will end on September 16, 2019. As of July 31, 2019, 190,609 shares are estimated to be purchased at the end of the offering period and $3.0 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at commencement of the ESPP offering periods included expected lives of 6 months, expected volatility of 60.86% and 34.41%, and risk-free rates of 2.52% and 1.95%, for the six months ended July 31, 2019 and 2018, respectively.
The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumptions based on the average of the historical volatility for a sample of comparable companies for the offering periods during the three and six months ended July 31, 2018.  Effective with the offering period beginning September 17, 2018, the

Company determined it had sufficient historical information and estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
During the three and six months ended July 31, 2019, the Company recorded stock-based compensation expense associated with the ESPP of $0.7 million and $1.3 million, respectively and $0.5 million and $0.9 million for the three and six months ended July 31, 2018, respectively. As of July 31, 2019, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.
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
The Company's stock-based compensation expense was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$988	$646	$1,806	$1,212
Sales and marketing	8,229	5,669	15,069	9,439
Research and development	3,058	2,086	5,630	3,642
General and administrative	4,334	2,627	7,320	4,728
Total stock-based compensation expense	$16,609	$11,028	$29,825	$19,021

As of July 31, 2019, there was approximately $186.6 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.2 years. During the three and six months ended July 31, 2019, the Company capitalized $0.4 million and $0.7 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform, and $0.1 million for each of the three and six months ended July 31, 2018.
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

The following table summarizes the changes in stockholders' equity during the three and six months ended July 31, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	117	567,095	(1,079)	(320,068)	(11,905)	234,160
Exercise of stock options	830	1	4,136	—	—	—	4,137
Vested restricted stock units converted to common shares	845	1	(1)	—	—	—	—
Issuance of restricted stock	7	—	—	—	—	—	—
Stock-based compensation	—	—	17,025	—	—	—	17,025
Other comprehensive loss	—	—	—	(892)	—	—	(892)
Net loss	—	—	—	—	(29,291)	—	(29,291)
Balance, July 31, 2019	112,682	$119	$588,255	$(1,971)	$(349,359)	$(11,905)	$225,139
The following table summarizes the changes in stockholders' equity during the three and six months ended July 31, 2018:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	1,678	2	4,908	—	—	—	4,910
Vested restricted stock units converted to common shares	141	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	8,066	—	—	—	8,066
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(17,041)	—	(17,041)
Balance, April 30, 2018	96,238	103	345,408	(1,728)	(243,313)	(11,905)	88,565
Exercise of stock options	1,833	1	5,231	—	—	—	5,232
Vested restricted stock units converted to common shares	378	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	11,081	—	—	—	11,081
Other comprehensive income	—	—	—	101	—	—	101
Net loss	—	—	—	—	(19,396)	—	(19,396)
Balance, July 31, 2018	98,461	$105	$361,719	$(1,627)	$(262,709)	$(11,905)	$85,583

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2019 and January 31, 2019, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2019 and January 31, 2019, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of July 31, 2019 and January 31, 2019, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
In April 2019, in connection with the leasing of office space in New York, NY, the Company established back-to-back standby letters of credit for $12.1 million. The arrangement expires September 30, 2031, and is fully secured by a $12.1 million cash deposit. Such cash is restricted as to its withdrawal and usage as of July 31, 2019, and accordingly, is classified as a restricted cash asset on the Company's condensed consolidated balance sheet. There were no significant financing costs associated with this transaction.
        As of July 31, 2019, the Company was in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
12. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2019, the Company recorded a (provision for) benefit from income taxes of $(0.1) million and $(0.4) million, respectively. During the three and six months ended July 31, 2018, the Company recorded a (provision for) benefit from income taxes of less than $(0.1) million and $(0.3) million, respectively, which was calculated using the discrete method.
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
13. Leases
Effective February 1, 2019, the Company adopted ASU 2016-02, utilizing the modified retrospective adoption approach. Prior to adoption, during the fiscal years ended January 31, 2019 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and includes options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Variable non-lease components are expensed as incurred as in the statement of operations and comprehensive loss. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less ("short-term leases") on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.
The Company's operating lease arrangements are principally for office space. As of July 31, 2019, the Company had $6.9 million of operating lease liabilities, current, $108.7 million of operating lease liabilities, non-current, $110.3 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 10.4 years and a weighted-average discount rate of 5.9%, as of July 31, 2019. During the six months ended July 31, 2019, the Company entered into new operating lease arrangements for office space in Rosslyn, VA, London, UK and New York, NY, each of which have expiration dates subsequent to the fiscal year ending January 31, 2024.
During the six months ended July 31, 2019, the Company recognized $9.1 million of lease expense, which consisted of operating lease expense of $6.9 million, short-term lease expense of $1.1 million, and variable lease expense of $1.1 million, respectively. During the six months ended July 31, 2019, the Company paid $4.6 million for amounts included in the measurement of lease liabilities and obtained $103.1 million of operating lease right-of-use assets in exchange for lease obligations. During the three and six months ended July 31, 2018, rent expense was $1.8 million and $3.6 million, respectively.
As of July 31, 2019, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2020 (remainder of fiscal year)	$3,648
2021	12,051
2022	16,678
2023	16,678
2024 and thereafter	138,045
Total gross operating lease payments	187,100
Less: tenant allowances	(17,931)
Total net operating lease payments	169,169
Less: imputed interest	(53,559)
Total lease liabilities, reflecting the present value of net lease payments	$115,610

14. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's obligations primarily relate to its operating lease arrangements for office space, as well as its other obligations, including contracts with its Knowledge Network application providers and software vendors. The Company's contractual obligations have various expiry dates between fiscal years 2020 and 2035.
        As of July 31, 2019, future minimum annual payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020 (remainder of fiscal year)	$4,101	$9,834
2021	12,070	8,132
2022	16,678	1,340
2023	16,678	204
2024 and thereafter	138,045	413
Total payments	$187,572	$19,923

Performance Bond
The Company's operating lease arrangement associated with office space in New York requires a performance bond to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. As of July 31, 2019, the Company has not executed or issued a performance bond and no payments have been made.
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
Warranties and Indemnifications
        The Yext platform is in some cases warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's product specifications.
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

15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(29,291)	$(19,396)	$(48,250)	$(36,437)
Denominator:
Weighted-average common shares outstanding	111,777,703	97,511,660	109,159,753	96,248,506
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.20)	$(0.44)	$(0.38)

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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2019	2018
Options to purchase common stock	13,881,877	18,562,334
Restricted stock and restricted stock units	10,282,372	7,921,560
Shares estimated to be purchased under ESPP	190,609	292,447
Total anti-dilutive common equivalent shares	24,354,858	26,776,341

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
Overview
 Yext is the platform that puts businesses in control of their facts online with brand-verified answers in search. Our platform allows companies to control the facts about their business and sync it to our Knowledge Network of more than 150 third-party service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp, that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. Our platform powers all of our key features, including Listings, Pages and Reviews, along with our other features and capabilities.
We sell our platform on a global basis to customers of all sizes, through direct sales efforts to our customers, including third-party resellers, and through a self-service purchase process. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer. We offer annual and multi-year subscriptions to our platform, which are offered in a discrete range of packages with pricing based on specified feature sets and the number of licenses managed with our platform.
We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was approximately 18% of our total revenue for the three and six months ended July 31, 2019 and approximately 14% of our total revenue for the three and six months ended July 31, 2018. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2020, for example, are to the fiscal year ending January 31, 2020.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our Yext platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue, depending on when the transfer of control to customers has occurred.
Cost of Revenue
Cost of revenue primarily relates to costs incurred in association with our Yext platform, including salaries and related costs, Knowledge Network application provider fees, data center capacity costs, stock-based compensation expense, benefits, and other allocated overhead costs. The nature of the application provider arrangements may be unpaid, fixed, or variable, and are unpaid with many of our larger providers. As the value of facts stored in the Yext platform increases over time to our application providers, we expect that we will be able to negotiate lower or no fee contracts and, therefore, our provider fees as a percentage of total revenue will generally decline.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs, including salaries, costs of obtaining revenue contracts, and stock-based compensation expense, as well as costs related to advertising, marketing, brand awareness activities and lead generation.
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
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Revenue	$72,373	$54,923	$141,081	$105,911
Cost of revenue(1)	19,269	14,086	35,742	26,886
Gross profit	53,104	40,837	105,339	79,025
Operating expenses:
Sales and marketing(1)	52,371	38,298	98,769	74,125
Research and development(1)	12,686	9,983	22,592	17,712
General and administrative(1)	18,344	12,060	33,535	23,598
Total operating expenses	83,401	60,341	154,896	115,435
Loss from operations	(30,297)	(19,504)	(49,557)	(36,410)
Interest income	1,377	402	2,283	759
Interest expense	(79)	(35)	(132)	(72)
Other expense, net	(203)	(219)	(409)	(389)
Loss from operations before income taxes	(29,202)	(19,356)	(47,815)	(36,112)
(Provision for) benefit from income taxes	(89)	(40)	(435)	(325)
Net loss	$(29,291)	$(19,396)	$(48,250)	$(36,437)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$988	$646	$1,806	$1,212
Sales and marketing	8,229	5,669	15,069	9,439
Research and development	3,058	2,086	5,630	3,642
General and administrative	4,334	2,627	7,320	4,728
Total stock-based compensation expense	$16,609	$11,028	$29,825	$19,021

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	27	26	25	25
Gross profit	73	74	75	75
Operating expenses:
Sales and marketing	72	70	70	70
Research and development	18	18	16	17
General and administrative	25	22	24	22
Total operating expenses	115	110	110	109
Loss from operations	(42)	(36)	(35)	(34)
Interest income	2	1	1	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss from operations before income taxes	(40)	(35)	(34)	(34)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(40)%	(35)%	(34)%	(34)%
Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$72,373	$54,923	$17,450	32%
Cost of revenue	19,269	14,086	$5,183	37%
Gross profit	$53,104	$40,837	$12,267	30%
Gross margin	73.4%	74.4%
Total revenue was $72.4 million for the three months ended July 31, 2019, compared to $54.9 million for the three months ended July 31, 2018, an increase of $17.5 million or 32%. This increase was due to both new customers and expanded subscriptions sold to existing customers.
Cost of revenue was $19.3 million for the three months ended July 31, 2019, compared to $14.1 million for the three months ended July 31, 2018, an increase of $5.2 million or 37%. This increase was primarily due to a $2.0 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, a $0.9 million increase in operating and short-term lease expenses, a $0.6 million increase in costs associated with our data centers, a $0.4 million increase in Knowledge Network application provider fees, and a $0.3 million increase in stock-based compensation expense.
Gross margin decreased to 73.4% from 74.4%, reflecting the increased cost of revenue.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$52,371	$38,298	$14,073	37%
Research and development	$12,686	$9,983	$2,703	27%
General and administrative	$18,344	$12,060	$6,284	52%
Sales and marketing expense was $52.4 million for the three months ended July 31, 2019, compared to $38.3 million for the three months ended July 31, 2018, an increase of $14.1 million, or 37%. The increase was primarily due to a $6.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts. In addition, stock-based compensation expense increased $2.6 million, and operating and short-term lease expenses increased $1.7 million.

Research and development expense was $12.7 million for the three months ended July 31, 2019, compared to $10.0 million for the three months ended July 31, 2018, an increase of $2.7 million, or 27%. The increase was primarily due to a $1.0 million increase in stock-based compensation expense, a $0.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and a $0.5 million increase in operating and short-term lease expenses.
General and administrative expense was $18.3 million for the three months ended July 31, 2019, compared to $12.1 million for the three months ended July 31, 2018, an increase of $6.3 million, or 52%. The increase was primarily due to a $2.1 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $1.7 million increase in stock-based compensation expense.
Six Months Ended July 31, 2019 Compared to Six Months Ended July 31, 2018
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$141,081	$105,911	$35,170	33%
Cost of revenue	35,742	26,886	$8,856	33%
Gross profit	$105,339	$79,025	$26,314	33%
Gross margin	74.7%	74.6%
Total revenue was $141.1 million for the six months ended July 31, 2019, compared to $105.9 million for the six months ended July 31, 2018, an increase of $35.2 million or 33%. This increase was primarily due to both new customers and expanded subscriptions sold to existing customers.
Cost of revenue was $35.7 million for the six months ended July 31, 2019, compared to $26.9 million for the six months ended July 31, 2018, an increase of $8.9 million or 33%. This increase was primarily due to a $3.6 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, a $1.1 million increase in operating and short-term lease expenses, a $1.0 million increase in costs associated with our data centers, a $0.7 million increase in Knowledge Network application provider fees, and a $0.6 million increase in stock-based compensation expense.
Gross margin improved to 74.7% from 74.6%.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$98,769	$74,125	$24,644	33%
Research and development	$22,592	$17,712	$4,880	28%
General and administrative	$33,535	$23,598	$9,937	42%
Sales and marketing expense was $98.8 million for the six months ended July 31, 2019, compared to $74.1 million for the six months ended July 31, 2018, an increase of $24.6 million, or 33%. The increase was primarily due to a $11.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts. In addition, stock-based compensation expense increased $5.6 million, and operating and short-term lease expenses increased $2.1 million.
Research and development expense was $22.6 million for the six months ended July 31, 2019, compared to $17.7 million for the six months ended July 31, 2018, an increase of $4.9 million, or 28%. The increase was primarily due to a $2.0 million increase in stock-based compensation expense, a $1.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount, and a $0.6 million increase in operating and short-term lease expenses.
General and administrative expense was $33.5 million for the six months ended July 31, 2019, compared to $23.6 million for the six months ended July 31, 2018, an increase of $9.9 million, or 42%. The increase was primarily due to a $4.1 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount, as well as a $2.6 million increase in stock-based compensation expense.

Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities, totaling $274.2 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease expense and capital expenditures, significant marketing events and related expenses, and other factors.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors." We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We have and will continue to enter into new lease arrangements for new and expanded facilities, including a lease arrangement for office space in New York, NY, which will serve as our new corporate headquarters. In connection with these arrangements, we expect our lease expenses and related capital expenditures to increase, which may limit our ability to take advantage of business opportunities or respond to changing business or market conditions.  In addition, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
        As of July 31, 2019, we were in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2019	2018
Net cash (used in) operating activities	$(10,617)	$(3,016)
Net cash provided by investing activities	$41,348	$3,672
Net cash provided by financing activities	$159,024	$12,485
Operating Activities
Net cash used in operating activities of $10.6 million for the six months ended July 31, 2019 was primarily due to the net loss of $48.3 million, changes in unearned revenue of $12.2 million and costs to obtain revenue contracts of $2.6 million. These decreases were partially offset by a change in accounts receivable of $17.9 million, mainly due to timing of billing and cash collections during the period. In addition, non-cash charges related to stock‑based compensation expense of $29.8 million, amortization of operating right-of-use assets of $4.7 million, and depreciation and amortization of $3.8 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.

Net cash used in operating activities of $3.0 million for the six months ended July 31, 2018 was primarily due to the net loss of $36.4 million, as well as changes in costs to obtain revenue contracts of $4.7 million, prepaid expenses and other current assets of $3.7 million, and unearned revenue of $2.4 million. These decreases were partially offset by a change in accounts receivable of $16.5 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers, as well as a change in accounts payable, accrued expenses and other current liabilities of $5.7 million, generally associated with timing. In addition, non-cash charges related to stock‑based compensation expense of $19.0 million and depreciation and amortization of $3.2 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.
Investing Activities
Net cash provided by investing activities of $41.3 million for the six months ended July 31, 2019 was related to maturities of marketable securities of $45.8 million, partially offset by capital expenditures of $4.4 million.
Net cash provided by investing activities of $3.7 million for the six months ended July 31, 2018 was related to maturities of marketable securities of $31.1 million, offset by purchases of marketable securities of $24.7 million and capital expenditures of $2.7 million.
Financing Activities
Net cash provided by financing activities of $159.0 million for the six months ended July 31, 2019 was primarily related to proceeds from our common stock offering of $147.0 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $9.2 million, and net proceeds from employee stock purchase plan withholdings of $3.6 million.
Net cash provided by financing activities of $12.5 million for the six months ended July 31, 2018 was related to proceeds from exercises of stock options of $10.2 million, and net proceeds from employee stock purchase plan withholdings of $2.5 million, partially offset by payments of deferred financing costs of $0.2 million.
Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our obligations primarily relate to our operating lease arrangements for office space, as well as our other obligations, including contracts with our Knowledge Network application providers and software vendors. Our contractual obligations have various expiry dates between fiscal years 2020 and 2035.
        As of July 31, 2019, future minimum annual payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020 (remainder of fiscal year)	$4,101	$9,834
2021	12,070	8,132
2022	16,678	1,340
2023	16,678	204
2024 and thereafter	138,045	413
Total	$187,572	$19,923
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2019 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
As of July 31, 2019, we had cash, cash equivalents and marketable securities, comprised primarily of bank deposits, money market funds and U.S. treasury securities, totaling $274.2 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 31, 2019 due to the material weakness in information technology general controls as identified in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
We generated a net loss of $74.8 million $66.6 million, and $43.2 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and a net loss of $48.3 million in the six months ended July 31, 2019. As of July 31, 2019, we had an accumulated deficit of $349.4 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
We have a limited operating history and our business has evolved, which makes it difficult to predict our future operating results.
We were incorporated in 2006 and originally operated as an advertising services company. Our business has evolved several times since then. For example, we sold our advertising business to IAC/InterActiveCorp in 2012 to focus on becoming a platform that puts businesses in control of their facts online with brand-verified answers in search. Many of the most popular features of our platform have only been launched in the past few years.
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
Some of the specific risks we will face in conducting business internationally that could adversely affect our business include:

•	the difficulty of recruiting and managing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;

•	our ability to effectively price our multi-tiered subscriptions in competitive international markets;

•	our ability to identify and manage sales partners;

•	new and different sources of competition in each country or region;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our products for specific countries, including differences in the location attributes and formats used in each country;

•	the need to develop integrations with new third-party applications used by international customers;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

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

Our success depends on a fragmented internet environment for finding information, particularly information about businesses.
We believe that our platform offers value to our customers in part because of the difficulty for a customer to update information about their business across many websites and apps, many of which are owned or controlled by different entities and receive information from a variety of sources. Industry consolidation or technological advancements could result in a small number of websites or applications emerging as the predominant sources of information about businesses thereby creating a less fragmented internet environment for purposes of end consumer searches about businesses. Additionally, we may enter new geographies with less fragmented internet environments. If most end consumers relied on a few websites or applications for this information, or if reliably accurate information across the most used websites and applications were generated from a single source, the need to synchronize information about a business and for our platform could decline significantly. In particular, if larger providers of internet services were able to consolidate or control key websites and apps from which end consumers seek information about businesses, including regarding physical locations, other entities and attributes, our platform may become less necessary or attractive to our customers, and our revenue would suffer accordingly.
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
We currently face many competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. Also, a number of potential new competitors, including those with longer operating histories, greater name recognition, more established customer bases or significantly greater financial, technical, marketing and other resources than we do, may decide to create or acquire products that compete with our platform or products. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
Business and professional service providers may not widely adopt our platform to manage their information or as an important part of their marketing strategy, which would limit our ability to grow our business.
Our ability to grow our business and increase revenue depends on our success in educating businesses and professional service providers about the potential benefits of our cloud-based platform. Cloud applications for organizing and managing information about a business, particularly for their locations, entities and attributes, have not previously been widely adopted. Concerns about cost, security, reliability and other issues may cause businesses and professional service providers not to adopt our platform. Moreover, businesses and professional service providers who have already invested substantial resources in other marketing strategies and data management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If businesses and professional service providers do not widely adopt software such as ours, our ability to grow our business will be limited.
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
We experienced revenue growth rates of 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, and 33% from the six months ended July 31, 2018 to the six months ended July 31, 2019. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new features. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition. Furthermore, our third-party resellers, over which we have more limited control, may not comply with the laws, regulations and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
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
In addition, the proper functioning of our platform is dependent on the ability of our Knowledge Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Knowledge Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. If the functionality of the software, APIs or websites of our third-party application providers is impaired, our customers may attribute such limitations to us and our platform thus damaging our reputation and customer relationships. If our Knowledge Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
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
In addition, certain aspects of our customer support, for example data cleansing, are conducted manually and are subject to error. While there are processes designed to verify the accuracy of data, if information is not updated or matched correctly, our reputation may be harmed and we may be subject to liability.
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
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations.   For example, a significant portion of our international revenue is derived from Europe including the United Kingdom. Our revenues and cash flows from these regions may be adversely affected as a result of weakness in the Euro or British Pound. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 112,682,328 shares of our common stock outstanding as of July 31, 2019.

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
Additionally, certain existing holders of our common stock, or their transferees, will have rights, subject to specified conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.
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
As of July 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock (based upon filings pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended or on Schedule 13G with respect to each such holder) in the aggregate beneficially owned approximately 29% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity as of July 31, 2019 and January 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and six months ended July 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

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

Date: August 30, 2019	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)