Form 10-Q
period 2019-10-31
Yext, Inc.
filed 2019-12-06
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 25, 2019, the registrant had 114,812,626 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$244,754	$91,755
Marketable securities	—	51,021
Accounts receivable, net of allowances of $202 and $256, respectively	38,837	55,341
Prepaid expenses and other current assets	12,459	14,135
Costs to obtain revenue contracts, current	22,089	17,817
Total current assets	318,139	230,069
Restricted cash	12,100	—
Property and equipment, net	16,545	11,077
Operating lease right-of-use assets	109,995	—
Costs to obtain revenue contracts, non-current	20,255	18,366
Goodwill	4,574	4,660
Intangible assets, net	1,480	1,960
Other long term assets	2,674	996
Total assets	$485,762	$267,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,486	$44,236
Unearned revenue, current	107,508	135,544
Operating lease liabilities, current	8,064	—
Total current liabilities	161,058	179,780
Operating lease liabilities, non-current	110,396	—
Other long term liabilities	1,952	2,799
Total liabilities	273,406	182,579
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2019 and January 31, 2019; zero shares issued and outstanding at October 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2019 and January 31, 2019; 120,875,972 and 108,678,234 shares issued at October 31, 2019 and January 31, 2019, respectively; 114,370,638 and 102,172,900 shares outstanding at October 31, 2019 and January 31, 2019, respectively	120	109
Additional paid-in capital	616,605	398,882
Accumulated other comprehensive loss	(388)	(1,428)
Accumulated deficit	(392,076)	(301,109)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	212,356	84,549
Total liabilities and stockholders’ equity	$485,762	$267,128
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Revenue	$76,370	$58,613	$217,451	$164,524
Cost of revenue	20,366	14,886	56,108	41,772
Gross profit	56,004	43,727	161,343	122,752
Operating expenses:
Sales and marketing	61,969	43,714	160,738	117,839
Research and development	13,011	9,158	35,603	26,870
General and administrative	23,857	13,867	57,392	37,465
Total operating expenses	98,837	66,739	253,733	182,174
Loss from operations	(42,833)	(23,012)	(92,390)	(59,422)
Interest income	1,129	465	3,412	1,224
Interest expense	(81)	(35)	(213)	(107)
Other expense, net	(682)	(200)	(1,091)	(589)
Loss from operations before income taxes	(42,467)	(22,782)	(90,282)	(58,894)
(Provision for) benefit from income taxes	(250)	(158)	(685)	(483)
Net loss	$(42,717)	$(22,940)	$(90,967)	$(59,377)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.23)	$(0.82)	$(0.61)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	113,464,608	99,628,479	110,610,473	97,387,544

Other comprehensive income (loss):
Foreign currency translation adjustment	$1,585	$127	$1,000	$22
Unrealized (loss) gain on marketable securities, net	(2)	55	40	166
Total comprehensive loss	$(41,134)	$(22,758)	$(89,927)	$(59,189)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	205	—	—	205
Net loss	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	102,173	109	398,882	(1,428)	(301,109)	(11,905)	84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	2,573	2	12,537	—	—	—	12,539
Vested restricted stock units converted to common shares	2,222	2	(2)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	52,098	—	—	—	52,098
Other comprehensive income	—	—	—	1,040	—	—	1,040
Net loss	—	—	—	—	(90,967)	—	(90,967)
Balance, October 31, 2019	114,371	$120	$616,605	$(388)	$(392,076)	$(11,905)	$212,356
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended October 31,
	2019	2018
Operating activities:
Net loss	$(90,967)	$(59,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,836	5,028
Provision for bad debts	297	302
Stock-based compensation expense	50,917	31,943
Deferred income taxes	(58)	(54)
Amortization of deferred financing costs	187	98
Amortization of (discount) premium on marketable securities	(136)	(61)
Amortization of operating lease right-of-use assets	8,039	—
Changes in operating assets and liabilities:
Accounts receivable	15,908	10,986
Prepaid expenses and other current assets	888	(3,325)
Costs to obtain revenue contracts	(6,196)	(6,860)
Other long term assets	(1,681)	(509)
Accounts payable, accrued expenses and other current liabilities	3,161	4,329
Unearned revenue	(27,531)	(6,985)
Operating lease liabilities	(1,576)	—
Other long term liabilities	478	(1,095)
Net cash used in operating activities	(42,434)	(25,580)
Investing activities:
Purchases of marketable securities	—	(52,916)
Maturities of marketable securities	51,197	58,420
Capital expenditures	(7,347)	(4,321)
Net cash provided by investing activities	43,850	1,183
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	147,000	—
Payments of deferred common stock offering issuance costs	(530)	—
Proceeds from exercise of stock options	12,513	15,044
Payments of deferred financing costs	(260)	(159)
Proceeds, net from employee stock purchase plan withholdings	5,078	3,947
Net cash provided by financing activities	163,801	18,832
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	(465)
Net increase in cash, cash equivalents and restricted cash	165,099	(6,030)
Cash, cash equivalents and restricted cash at beginning of period	91,755	34,367
Cash, cash equivalents and restricted cash at end of period	$256,854	$28,337
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	October 31, 2019	October 31, 2018
Cash and cash equivalents	$244,754	$28,337
Restricted cash	12,100	—
Total cash, cash equivalents and restricted cash	$256,854	$28,337
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

1. Organization and Description of Business
 Yext, Inc. (the "Company") is the platform that puts businesses in control of their facts online with brand-verified answers in search. The Yext platform allows companies to control the facts about their business and sync it to the Company's Knowledge Network of more than 150 third-party service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp, that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. The Yext platform powers all of the Company's key features, including Listings, Pages, Reviews and Answers, along with its other features and capabilities.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2020, or any other period.
Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements”, there have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts classified as deferred rent, current and deferred rent, non-current in the Form 10-K as of January 31, 2019, are now included in accounts payable, accrued expenses and other current liabilities and other long term liabilities, respectively, on the Company's condensed consolidated balance sheet. Amounts previously within Interest expense, net, in the Form 10-Q for the three and nine months ended October 31, 2018, are now classified separately as Interest income and Interest expense, and amounts previously classified as Investment income in the Form 10-Q for the three and nine months ended October 31, 2018, are included within Interest income on the Company's condensed consolidated statement of operations and comprehensive loss. All periods presented in this Form 10-Q are accounted for under "Revenue from Contracts with Customers" Accounting Standard Codification ("ASC") 606, which the Company adopted in its Form 10-K for the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The statement of cash flows for the nine months ended October 31, 2018 reflects this adoption, which did not result in any changes to the classification among the total operating, investing or financing activity line items.
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
During the three and nine months ended October 31, 2019, the Company capitalized $9.7 million and $22.3 million of costs to obtain revenue contracts and amortized $6.0 million and $16.2 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $42.3 million at October 31, 2019.
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk may include cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At October 31, 2019 and January 31, 2019, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2019 and 2018, respectively.

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
Adoption of New Accounting Standard - ASU 2018-15
The Company prospectively adopted ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" on February 1, 2019. As a result, eligible implementation costs capitalized in a cloud computing arrangement are included in the Prepaid expenses and other current assets on the balance sheet. Such costs are recognized on a straight-line basis over the estimated useful life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements as of and for the three and nine months ended October 31, 2019.
New Accounting Standard To Be Adopted - ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company plans to adopt this standard on February 1, 2020 and based on its evaluation as of October 31, 2019, does not currently expect it to have a material effect on the Company's condensed consolidated financial statements.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
North America	$62,815	$50,510	$179,268	$143,353
International	13,555	8,103	38,183	21,171
Total revenue	$76,370	$58,613	$217,451	$164,524

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
The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for 5% and less than 5% of the Company's total revenue for the nine months ended October 31, 2019 and 2018, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2019, unearned revenue, current was $107.5 million and unearned revenue, non-current was $0.1 million and included within Other long term liabilities on the Company's condensed consolidated balance sheet. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. $118.4 million of revenue recognized during the nine months ended October 31, 2019 was included in unearned revenue at the beginning of the period. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within Other long term liabilities in the Company’s condensed consolidated balance sheet.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2019 and January 31, 2019, customer deposits of $1.4 million and $1.1 million were included in Accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue which is expected to be recognized as revenue in future periods, and includes unearned revenue and non-cancelable unbilled amounts. As of October 31, 2019, the Company has approximately $251.8 million of remaining performance obligations from revenue contracts, of which $237.5 million is expected to be recognized as revenue over the next twenty-four months, with the balance recognized thereafter.
4. Investments in Marketable Securities
As of October 31, 2019, the Company had no marketable securities on its condensed consolidated balance sheet. The following table summarize the Company's investments in marketable securities as of January 31, 2019:

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
The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	October 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$189,124	$—	$—	$189,124
Restricted cash:
Money market funds	12,100	—	—	12,100
Total assets	$201,224	$—	$—	$201,224

	January 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$42,021	$—	$—	$42,021
Marketable securities:
Corporate bonds	—	16,921	—	16,921
U.S. treasury securities (2)	—	34,100	—	34,100
Total assets	$42,021	$51,021	$—	$93,042
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
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and accordingly were classified as Level 1 or Level 2.
6. Goodwill and Intangible Assets
Goodwill
As of October 31, 2019 and January 31, 2019, the Company had goodwill of $4.6 million and $4.7 million, respectively. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.

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
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2019 and 2018 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of October 31, 2019 and January 31, 2019, the Company had intangible assets, net of $1.5 million and $2.0 million, respectively. The Company's intangible assets are amortized on a straight‑line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2019 and 2018 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million and $0.4 million for the three and nine months ended October 31, 2019, respectively and $0.2 million and $0.5 million for the three and nine months ended October 31, 2018, respectively.
7. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	October 31, 2019	January 31, 2019
Furniture and fixtures	$1,316	$719
Office equipment	9,507	7,662
Leasehold improvements	15,062	13,090
Computer software	9,752	6,461
Construction in progress	3,241	144
Software in progress	732	697
Total property and equipment	39,610	28,773
Less: accumulated depreciation	(23,065)	(17,696)
Total property and equipment, net	$16,545	$11,077

Construction in progress consists primarily of leasehold improvements related to operating lease arrangements. Software in progress consists of costs incurred in connection with additional functionality to the Yext Platform. Depreciation expense was $1.9 million and $5.4 million for the three and nine months ended October 31, 2019, respectively, and $1.6 million and $4.5 million for the three and nine months ended October 31, 2018, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2019	January 31, 2019
Accounts payable	$10,252	$8,025
Accrued employee compensation	15,111	19,029
Accrued Knowledge Network application provider fees	2,634	2,508
Accrued professional services and associated costs	3,064	2,198
Accrued employee stock purchase plan withholdings liability	1,085	2,635
Customer deposits	1,417	1,144
Other current liabilities	11,923	8,697
Total accounts payable, accrued expenses and other current liabilities	$45,486	$44,236

Capital expenditures included in accounts payable, accrued expenses and other current liabilities were $2.2 million and $0.3 million as of October 31, 2019 and 2018, respectively.

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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,086,916 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2019, the number of shares available for future award under the 2016 Plan is 1,146,856.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2019	15,977,235	$6.54	6.40	$144,934
Granted	—	$—
Exercised	(2,572,241)	$4.87
Forfeited or canceled	(195,388)	$8.02
Balance, October 31, 2019	13,209,606	$6.84	5.70	$127,117
Vested and expected to vest	13,197,393	$6.84	5.70	$127,003
Exercisable at October 31, 2019	10,418,445	$6.33	5.27	$105,577

The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2019. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $38.8 million and $69.3 million for the nine months ended October 31, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the nine months ended October 31, 2019 and 2018.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	7,703,705	$16.07
Granted	5,539,182	$19.83
Vested and converted to shares	(2,238,010)	$15.93
Forfeited or canceled	(1,183,162)	$19.11
Balance as of October 31, 2019	9,821,715	$17.86

Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2019, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,021,729 shares. As of October 31, 2019, a total of 2,375,320 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2019, 170,450 shares of common stock were purchased under the ESPP at a purchase price of $19.26 per share for total proceeds of $3.3 million. In connection with the offering period which ended on September 16, 2019, 222,044 shares of common stock were purchased under the ESPP at a purchase price of $15.06 per share for total proceeds of $3.3 million.
A new offering period began on September 16, 2019 and will end on March 16, 2020. As of October 31, 2019, 284,942 shares are estimated to be purchased at the end of the offering period and $1.1 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at commencement of an ESPP offering period were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	42.41%	45.09%	42.41% - 60.86%	34.41% - 45.09%
Dividend yield	—	—	—	—
Risk-free rate	1.93%	2.35%	1.93% - 2.52%	1.95% - 2.35%

The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumptions based on the average of the historical volatility for a sample of comparable companies for the offering periods during the three and nine months ended October 31, 2018.  Effective with the offering period beginning September 17, 2018, the Company determined it had sufficient historical information and estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
During the three and nine months ended October 31, 2019, the Company recorded stock-based compensation expense associated with the ESPP of $0.7 million and $2.0 million, respectively and $0.5 million and $1.5 million for the three and nine months ended October 31, 2018, respectively. As of October 31, 2019, total unrecognized compensation cost related to ESPP was $1.0 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,176	$820	$2,982	$2,032
Sales and marketing	8,604	6,891	23,673	16,330
Research and development	3,630	2,369	9,260	6,011
General and administrative	7,682	2,842	15,002	7,570
Total stock-based compensation expense	$21,092	$12,922	$50,917	$31,943

General and administrative stock-based compensation expense for the three and nine months ended October 31, 2019 included a $3.6 million one-time RSU cancellation-related expense.
As of October 31, 2019, there was approximately $173.0 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 3.06 years. During the three and nine months ended October 31, 2019, the Company capitalized $0.5 million and $1.2 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform, and $0.3 million and $0.4 million for the three and nine months ended October 31, 2018, respectively.
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

The following table summarizes the changes in stockholders' equity during the three and nine months ended October 31, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	117	567,095	(1,079)	(320,068)	(11,905)	234,160
Exercise of stock options	830	1	4,136	—	—	—	4,137
Vested restricted stock units converted to common shares	845	1	(1)	—	—	—	—
Issuance of restricted stock	7	—	—	—	—	—	—
Stock-based compensation	—	—	17,025	—	—	—	17,025
Other comprehensive loss	—	—	—	(892)	—	—	(892)
Net loss	—	—	—	—	(29,291)	—	(29,291)
Balance, July 31, 2019	112,682	119	588,255	(1,971)	(349,359)	(11,905)	225,139
Exercise of stock options	647	—	3,406	—	—	—	3,406
Vested restricted stock units converted to common shares	820	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plans	222	—	3,344	—	—	—	3,344
Stock-based compensation	—	—	21,601	—	—	—	21,601
Other comprehensive income	—	—	—	1,583	—	—	1,583
Net loss	—	—	—	—	(42,717)	—	(42,717)
Balance, October 31, 2019	114,371	$120	$616,605	$(388)	$(392,076)	$(11,905)	$212,356

The following table summarizes the changes in stockholders' equity during the three and nine months ended October 31, 2018:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	1,678	2	4,908	—	—	—	4,910
Vested restricted stock units converted to common shares	141	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	438	1	4,090	—	—	—	4,091
Stock-based compensation	—	—	8,066	—	—	—	8,066
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(17,041)	—	(17,041)
Balance, April 30, 2018	96,238	103	345,408	(1,728)	(243,313)	(11,905)	88,565
Exercise of stock options	1,833	1	5,231	—	—	—	5,232
Vested restricted stock units converted to common shares	378	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	11,081	—	—	—	11,081
Other comprehensive income	—	—	—	101	—	—	101
Net loss	—	—	—	—	(19,396)	—	(19,396)
Balance, July 31, 2018	98,461	105	361,719	(1,627)	(262,709)	(11,905)	85,583
Exercise of stock options	1,489	1	4,941	—	—	—	4,942
Vested restricted stock units converted to common shares	566	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	256	—	2,687	—	—	—	2,687
Stock-based compensation	—	—	13,218	—	—	—	13,218
Other comprehensive income	—	—	—	182	—	—	182
Net loss	—	—	—	—	(22,940)	—	(22,940)
Balance, October 31, 2018	100,772	$107	$382,564	$(1,445)	$(285,649)	$(11,905)	$83,672

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2019 and January 31, 2019, no shares of preferred stock were issued or outstanding.
Common Stock
        As of October 31, 2019 and January 31, 2019, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of October 31, 2019 and January 31, 2019, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
In April 2019, in connection with the leasing of office space in New York, NY, the Company established back-to-back standby letters of credit for $12.1 million. The arrangement expires September 30, 2031, and is fully secured by a $12.1 million cash deposit. Such cash is restricted as to its withdrawal and usage as of October 31, 2019, and accordingly, is classified as a restricted cash asset on the Company's condensed consolidated balance sheet. There were no significant financing costs associated with this transaction.
        As of October 31, 2019, the Company was in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
12. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2019, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.7) million, respectively. During the three and nine months ended October 31, 2018, the Company recorded a (provision for) benefit from income taxes of $(0.2) million and $(0.5) million, respectively, which was calculated using the discrete method during those periods.
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
The Company's operating lease arrangements are principally for office space. As of October 31, 2019, the Company had $8.1 million of operating lease liabilities, current, $110.4 million of operating lease liabilities, non-current, $110.0 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 10.2 years and a weighted-average discount rate of 5.9%, as of October 31, 2019. During the nine months ended October 31, 2019, the Company entered into new operating lease arrangements for office space, including in Rosslyn, VA, London, UK and New York, NY, each of which have expiration dates subsequent to the fiscal year ending January 31, 2024.
During the nine months ended October 31, 2019, the Company recognized $15.6 million of lease expense, which consisted of operating lease expense of $12.0 million, short-term lease expense of $1.7 million, and variable lease expense of $1.8 million, respectively. During the nine months ended October 31, 2019, the Company paid $5.6 million for amounts included in the measurement of lease liabilities and obtained $105.4 million of operating lease right-of-use assets in exchange for lease obligations. During the three and nine months ended October 31, 2018, rent expense was $2.0 million and $5.6 million, respectively.
As of October 31, 2019, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2020 (remainder of fiscal year)	$2,030
2021	13,023
2022	17,721
2023	17,098
2024 and thereafter	138,593
Total gross operating lease payments	188,465
Less: tenant allowances	(17,931)
Total net operating lease payments	170,534
Less: imputed interest	(52,074)
Total lease liabilities, reflecting the present value of net lease payments	$118,460

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
        As of October 31, 2019, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020 (remainder of fiscal year)	$3,027	$11,515
2021	14,174	10,883
2022	19,070	3,716
2023	18,444	601
2024 and thereafter	141,281	428
Total payments	$195,996	$27,143

Performance Bond
The Company's operating lease arrangement associated with office space in New York requires a performance bond to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. As of October 31, 2019, the Company has not executed or issued a performance bond and no payments have been made.

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
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(42,717)	$(22,940)	$(90,967)	$(59,377)
Denominator:
Weighted-average common shares outstanding	113,464,608	99,628,479	110,610,473	97,387,544
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.23)	$(0.82)	$(0.61)

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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2019	2018
Options to purchase common stock	13,209,606	16,927,368
Restricted stock and restricted stock units	9,821,715	7,928,652
Shares estimated to be purchased under ESPP	284,942	179,221
Total anti-dilutive common equivalent shares	23,316,263	25,035,241

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
Overview
 Yext is the platform that puts businesses in control of their facts online with brand-verified answers in search. Our platform allows companies to control the facts about their business and sync it to our Knowledge Network of more than 150 third-party service and application providers, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp, that end consumers around the globe use to discover new businesses, read reviews and find accurate answers to their queries. Our platform powers all of our key features, including Listings, Pages, Reviews and Answers, along with our other features and capabilities.
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
We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations. Our revenue from non-U.S. operations was approximately 18% of our total revenue for each of the three and nine months ended October 31, 2019 and approximately 15% and 14% of our total revenue for the three and nine months ended October 31, 2018, respectively. Our non-U.S. revenue is defined as revenue derived from contracts that are originally entered into with our non-U.S. offices, regardless of the location of the customer. We generally direct non-U.S. customer sales to our non-U.S. offices.
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
Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Revenue	$76,370	$58,613	$217,451	$164,524
Cost of revenue(1)	20,366	14,886	56,108	41,772
Gross profit	56,004	43,727	161,343	122,752
Operating expenses:
Sales and marketing(1)	61,969	43,714	160,738	117,839
Research and development(1)	13,011	9,158	35,603	26,870
General and administrative(1)	23,857	13,867	57,392	37,465
Total operating expenses	98,837	66,739	253,733	182,174
Loss from operations	(42,833)	(23,012)	(92,390)	(59,422)
Interest income	1,129	465	3,412	1,224
Interest expense	(81)	(35)	(213)	(107)
Other expense, net	(682)	(200)	(1,091)	(589)
Loss from operations before income taxes	(42,467)	(22,782)	(90,282)	(58,894)
(Provision for) benefit from income taxes	(250)	(158)	(685)	(483)
Net loss	$(42,717)	$(22,940)	$(90,967)	$(59,377)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,176	$820	$2,982	$2,032
Sales and marketing	8,604	6,891	23,673	16,330
Research and development	3,630	2,369	9,260	6,011
General and administrative	7,682	2,842	15,002	7,570
Total stock-based compensation expense	$21,092	$12,922	$50,917	$31,943

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	27	25	26	25
Gross profit	73	75	74	75
Operating expenses:
Sales and marketing	81	74	74	72
Research and development	17	16	16	16
General and administrative	31	24	26	23
Total operating expenses	129	114	116	111
Loss from operations	(56)	(39)	(42)	(36)
Interest income	1	—	1	—
Interest expense	—	—	—	—
Other expense, net	(1)	—	(1)	—
Loss from operations before income taxes	(56)	(39)	(42)	(36)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(56)%	(39)%	(42)%	(36)%
Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018
Revenue and Cost of Revenue

	Three months ended October 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$76,370	$58,613	$17,757	30%
Cost of revenue	20,366	14,886	$5,480	37%
Gross profit	$56,004	$43,727	$12,277	28%
Gross margin	73.3%	74.6%
Total revenue was $76.4 million for the three months ended October 31, 2019, compared to $58.6 million for the three months ended October 31, 2018, an increase of $17.8 million or 30%. This increase was due to both new customers and expanded subscriptions sold to existing customers.
Cost of revenue was $20.4 million for the three months ended October 31, 2019, compared to $14.9 million for the three months ended October 31, 2018, an increase of $5.5 million or 37%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $2.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, and a $0.4 million increase in stock-based compensation expense. In addition, there was a $0.8 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY, and a $0.7 million increase in costs associated with our data centers.
Gross margin decreased to 73.3% from 74.6%.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$61,969	$43,714	$18,255	42%
Research and development	$13,011	$9,158	$3,853	42%
General and administrative	$23,857	$13,867	$9,990	72%
Sales and marketing expense was $62.0 million for the three months ended October 31, 2019, compared to $43.7 million for the three months ended October 31, 2018, an increase of $18.3 million or 42%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $9.2 million increase in personnel‑related costs, which mainly consisted of salaries and wages, and costs to obtain revenue contracts, and a $1.7 million increase in stock-based compensation expense. In addition, there w as a $1.8 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Research and development expense was $13.0 million for the three months ended October 31, 2019, compared to $9.2 million for the three months ended October 31, 2018, an increase of $3.9 million or 42%. The increase was primarily due to employee-related costs, reflecting higher headcount, including a $1.5 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.3 million increase in stock-based compensation expense. In addition, there was a $0.5 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
General and administrative expense was $23.9 million for the three months ended October 31, 2019, compared to $13.9 million for the three months ended October 31, 2018, an increase of $10.0 million or 72%. The increase was primarily due to employee-related costs, driven by a $4.8 million increase in stock-based compensation expense, which included a $3.6 million one-time RSU cancellation-related expense, and a $2.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. In addition, there was a $0.6 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Nine Months Ended October 31, 2019 Compared to Nine Months Ended October 31, 2018
Revenue and Cost of Revenue

	Nine months ended October 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$217,451	$164,524	$52,927	32%
Cost of revenue	56,108	41,772	$14,336	34%
Gross profit	$161,343	$122,752	$38,591	31%
Gross margin	74.2%	74.6%
Total revenue was $217.5 million for the nine months ended October 31, 2019, compared to $164.5 million for the nine months ended October 31, 2018, an increase of $52.9 million or 32%. This increase was primarily due to both new customers and expanded subscriptions sold to existing customers.
Cost of revenue was $56.1 million for the nine months ended October 31, 2019, compared to $41.8 million for the nine months ended October 31, 2018, an increase of $14.3 million or 34%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $6.3 million increase in personnel‑related costs, which mainly consisted of salaries and wages, and a $1.0 million increase in stock-based compensation expense. In addition, there was a $1.9 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY, and a $1.7 million increase in costs associated with our data centers.
Gross margin decreased to 74.2% from 74.6%.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$160,738	$117,839	$42,899	36%
Research and development	$35,603	$26,870	$8,733	33%
General and administrative	$57,392	$37,465	$19,927	53%
Sales and marketing expense was $160.7 million for the nine months ended October 31, 2019, compared to $117.8 million for the nine months ended October 31, 2018, an increase of $42.9 million or 36%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $20.5 million increase in personnel‑related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, and a $7.3 million increase in stock-based compensation expense. In addition, there was a $3.9 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Research and development expense was $35.6 million for the nine months ended October 31, 2019, compared to $26.9 million for the nine months ended October 31, 2018, an increase of $8.7 million or 33%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $3.4 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $3.2 million increase in stock-based compensation expense. In addition, there was a $1.0 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.

General and administrative expense was $57.4 million for the nine months ended October 31, 2019, compared to $37.5 million for the nine months ended October 31, 2018, an increase of $19.9 million or 53%. The increase was primarily due to employee-related costs, driven by a $7.4 million increase in stock-based compensation expense, which included a $3.6 million one-time RSU cancellation-related expense, and a $6.7 million increase in personnel‑related costs, which mainly consisted of salaries and wages, reflecting higher headcount. In addition, there was a $1.3 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash and cash equivalents of $244.8 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease expense and capital expenditures, significant marketing events and related expenses, and other factors.
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
        As of October 31, 2019, we were in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2019	2018
Net cash (used in) operating activities	$(42,434)	$(25,580)
Net cash provided by investing activities	$43,850	$1,183
Net cash provided by financing activities	$163,801	$18,832

Operating Activities
Net cash used in operating activities of $42.4 million for the nine months ended October 31, 2019 was primarily due to the net loss of $91.0 million, partially offset by positive reconciling adjustments related to non-cash charges of stock‑based compensation expense of $50.9 million, amortization of operating lease right-of-use assets of $8.0 million, and depreciation and amortization of $5.8 million, as well as changes in unearned revenue of $27.5 million and costs to obtain revenue contracts of $6.2 million. These were partially offset by changes in accounts receivable of $15.9 million, mainly due to timing of billing and cash collections during the period.
Net cash used in operating activities of $25.6 million for the nine months ended October 31, 2018 was primarily due to the net loss of $59.4 million, as well as changes in unearned revenue of $7.0 million, costs to obtain revenue contracts of $6.9 million, and prepaid expenses and other current assets of $3.3 million. These decreases were partially offset by a change in accounts receivable of $11.0 million, reflecting growth in subscription arrangements as compared to the same period in fiscal 2018, as well as the timing of cash collections, including those from certain significant customers, as well as a change in accounts payable, accrued expenses and other current liabilities of $4.3 million, generally associated with timing. In addition, non-cash charges related to stock‑based compensation expense of $31.9 million and depreciation and amortization of $5.0 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.
Investing Activities
Net cash provided by investing activities of $43.9 million for the nine months ended October 31, 2019 was related to maturities of marketable securities of $51.2 million, partially offset by capital expenditures of $7.3 million.
Net cash provided by investing activities of $1.2 million for the nine months ended October 31, 2018 was related to maturities of marketable securities of $58.4 million, partially offset by purchases of marketable securities of $52.9 million and capital expenditures of $4.3 million.
Financing Activities
Net cash provided by financing activities of $163.8 million for the nine months ended October 31, 2019 was primarily related to proceeds from our common stock offering of $147.0 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $12.5 million, and net proceeds from employee stock purchase plan withholdings of $5.1 million.
Net cash provided by financing activities of $18.8 million for the nine months ended October 31, 2018 was related to proceeds from exercises of stock options of $15.0 million, and net proceeds from employee stock purchase plan withholdings of $3.9 million, partially offset by payments of deferred financing costs of $0.2 million.
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
        As of October 31, 2019, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2020 (remainder of fiscal year)	$3,027	$11,515
2021	14,174	10,883
2022	19,070	3,716
2023	18,444	601
2024 and thereafter	141,281	428
Total	$195,996	$27,143
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2019 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
As of October 31, 2019, we had cash and cash equivalents of $244.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of October 31, 2019 due to the material weakness in information technology general controls as identified in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
We generated a net loss of $74.8 million $66.6 million, and $43.2 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and a net loss of $91.0 million in the nine months ended October 31, 2019. As of October 31, 2019, we had an accumulated deficit of $392.1 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,200 as of October 31, 2019 and have hired several members of our senior management team in recent years.
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
In 2014, we opened our first office outside the United States, and we intend to continue to expand our operations abroad. We also sell our products and services throughout the world and intend to continue to expand our international sales efforts. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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

•
the need to adapt and localize our products for specific countries, including differences in the location attributes and formats used in each country and differences in languages, for example in the case of our site search product, which relies on natural language processing;

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
The market for our features is competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Many vendors develop and market products and services that compete to varying extents with our features, and we expect competition in our market to intensify. Moreover, industry consolidation may increase competition. Additionally, new entrants, specifically application providers, that enter our markets through acquisitions or otherwise, would increase competition in our markets significantly. As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face new competitors. For example, in October 2019 we launched Answers, our site search product, which competes with other search products.
We currently face many competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. Also, a number of potential new competitors, including those with longer operating histories, greater name recognition, more established customer bases or significantly greater financial, technical, marketing and other resources than we do, may decide to create or acquire products that compete with our platform or products or we may develop products that compete with their existing platforms. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. Certain of our existing and new competitors have or may develop technologies and services that compete with specific products or features in our platform seeking to be best-in-class. To the extent our customers or potential customers choose to work with several of these vendors rather than implement our platform our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
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
Increased emphasis on the sale and development of new features could distract us from other parts of the business and the development and sale of our core platform, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, failure to adequately develop and enhance existing products and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful.
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
We experienced revenue growth rates of 38% from the fiscal year ended January 31, 2016 to the fiscal year ended January 31, 2017, 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, and 32% from the nine months ended October 31, 2018 to the nine months ended October 31, 2019. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition. Furthermore, our third-party resellers, over which we have more limited control, may not comply with the laws, regulations and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
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
We continue to evaluate our total addressable market with respect to new product offerings and new markets. With the addition of new products and features including our site search product, we are targeting and positioning our platform towards new markets. To estimate the size of these new markets and their growth rates, we have relied on historical estimates and forecasts provided by industry publications and other third-party sources, including Gartner. The target market in which we operate is also subject to a high degree of uncertainty and risk. Our customers as well as analysts and other market participants may disagree with our assessment of our target markets and we may never successfully compete in these markets.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 114,370,638 shares of our common stock outstanding as of October 31, 2019.

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
As of October 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock (based upon filings pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended or on Schedule 13G with respect to each such holder) in the aggregate beneficially owned approximately 28% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity as of October 31, 2019 and January 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

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

Date: December 6, 2019	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)