Form 10-K
period 2020-01-31
Yext, Inc.
filed 2020-03-20
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2019, the aggregate market value of its shares (based on a closing price of $20.81 per share) held by non-affiliates was approximately $2.1 billion. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2020, the registrant had 115,847,791 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•our future revenue, cost of revenue, operating expenses and cash flows;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•our beliefs, objectives and strategies for future operations, including plans to continue to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•our ability to increase sales of our products;
•maintaining and expanding our end-customer base and our relationships with our Knowledge Network; and
•sufficiency of cash to meet cash needs for at least the next 12 months.
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

PART I
Item 1. Business
Overview
Yext, Inc. ("Yext" or the "Company"), a search experience cloud company, puts businesses in control of their facts online by delivering brand-verified answers. Our platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business’s own website, as well as across approximately 175 service and application providers, which we refer to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. We believe a business is the ultimate authority on its own facts, and it is our mission to put that business in control of it, everywhere.
The online consumer journey is changing. With the introduction of natural language processing and the growing prevalence of voice assistants and chatbots, search has become more conversational. Consumers are no longer just typing in individual keywords like “mortgage” or “menswear,” but are also using natural language phrases like “wealth advisor near me who specializes in healthcare” and even asking specific, complex questions like “what’s the best menswear store in London that sells dress shirts and is open now?” Web and mobile applications and voice and artificial intelligence, or AI, engines are increasingly answering questions directly and in certain cases providing only one answer unlike traditional web-based search where many results are displayed as a list requiring further exploration. As search continues to evolve, and increasingly leverages AI, consumers are more likely to rely on these direct answers.
The challenge for businesses is to provide accurate answers to these questions that are more prominent than those of their competitors or other third-party sources. Many answers and results provided by searches currently come from third-party sources such as data aggregators, governmental agencies and consumers. The net result of this third-party sourcing has been to produce “best guess” data that can often be incomplete, misleading or incorrect. Furthermore, while consumer online search behavior has changed, the site search experience on many businesses’ websites has not evolved to meet consumer expectations. Numerous site searches are unable to understand natural language queries instead returning a list of links based on keywords rather than direct answers. Poor user experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website.
Yext pioneered a better way for businesses to control and publish the critical facts about themselves to answer consumer questions. We have built our business on the fundamental premise that the best source of accurate and timely information about a business is the business itself. We do this first by empowering brands to structure the public facts about themselves in a database called a Knowledge Graph. A Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our products and features are built to leverage the structured data stored in the Knowledge Graph to help businesses control their facts online and deliver verified answers to consumers.
Businesses of nearly all sizes and in a diverse set of industries can benefit from our platform and capabilities. Yext enables businesses to:
•provide direct answers to consumer questions about their business on their own website;
•modify, enhance and control the facts about each of their locations, professionals, menus, events or other entities managed with our platform;
•update once and disseminate changes to their listings across the most widely used third-party maps, apps, search engines, GPS systems, digital assistants, vertical directories and social networks that consumers rely upon today;
•create and update search-optimized landing pages for their locations, professionals and events on their own websites;
•encourage consumer reviews for inclusion on their landing pages; and
•analyze how features in the platform drive consumer engagement and revenue for our customers.
For the fiscal years ended January 31, 2020, 2019 and 2018, our revenue was $298.8 million, $228.3 million and $170.2 million, respectively, and our net loss was $121.5 million, $74.8 million and $66.6 million, respectively.

Industry Background
Search Results Provide Direct Answers. Search that is powered by AI has grown significantly in recent years. Businesses are now able to leverage search to help consumers discover what they need directly on the search engine results page.
Consumers Search Using Natural Language. Consumers are no longer just typing in individual keywords, but are also using natural language phrases and even asking specific, complex questions. Businesses need to be able to understand those questions and answer them accurately and directly.
Facts About a Business Are Fundamental. Businesses spend significant sums on developing their brands and creating product and market awareness. When potential consumers reached through those efforts want to make a purchase, businesses need to be able to answer consumers' questions accurately and directly. Inaccurate or incomplete information may result in lost sales opportunities, negative brand experiences and organizational inefficiencies.
Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as qualifications of a wealth advisor, amenities at a hotel, or the agenda of an event. As a result, businesses must ensure that the facts about their business are available, accurate and consistent online so that they can be found. Moreover, businesses want to make sure that they appear prominently online when nearby consumers search for them. Finally, once a consumer reaches a business’s website ready to transact, the business must be ready to answer the consumer’s specific queries.
Managing Facts Online Is Challenging
Many businesses lack the capabilities to effectively control, structure and manage facts across the digital ecosystem where consumers discover businesses. This lack of management capability is due to several factors:
•Lack of Control of Facts Online. Many answers and results provided by searches currently come from third-party sources such as data aggregators, governmental agencies and consumers. The net result of this third-party sourcing has been to produce “best guess” data that can often miss or misstate the true facts about businesses worldwide.
•Attributes that Describe the Facts About a Business Are Expanding. To respond to consumer questions, businesses need to be able to define the facts about their business using detailed, category-specific attributes ranging from name, address and phone number to more detailed items such as whether a hotel accepts pets, a restaurant has a gluten-free menu or a doctor accepts certain insurance plans.
•Facts About a Business Are Dynamic. The facts about a business include dynamic attributes that change frequently, such as opening hours, holiday hours, menus, events and promotions.
•Facts About a Business Exist in Many Places. With popular services such as Google, Facebook and Yelp, as well as vertical search applications and search leveraging AI using mobile, voice-based and in-app search, businesses need an efficient way to control their facts across these multitude of services.
Businesses Need to Provide Consumers with Relevant and Actionable Information. When consumers ask questions about businesses, they expect to be able to quickly find the relevant information they need about those organizations. Furthermore, the increase in the number of mobile users around the world has resulted in the need for business information to be available on the applications where consumers engage and to be presented in a way that is consistent with the language and customs of each geography in which consumers reside.
Existing Alternatives Are Inadequate. Traditional methods for managing facts about brands include paper or legacy software-based solutions, such as word processors or spreadsheets. Simply managing and updating information within the few core search engines, such as Google and Bing, through these traditional methods is already very challenging, and becomes even more so when implementing updates on newer services such as Instagram, Snapchat and Uber.
Poor Site Search Experience Results in Lost Transactions. While consumer online search behavior has changed, we believe the site search experience on many business’s websites has not evolved to meet consumer expectations. Many site searches are unable to understand natural language queries and instead return a list of links based on keywords rather than direct answers. Poor site search experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website.
Consumer Reviews Are of Critical and Growing Importance. Many major applications now include consumer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.

Growth Strategy
Key elements of our strategy include:
•Grow Our Customer Base. We believe that there is a substantial opportunity to continue to increase the size of our customer base across a broad range of industries and companies, and to include more professional service providers, such as individual doctors, insurance agents and financial services professionals, in addition to businesses. In October 2019 with the launch of Yext Answers, our site search product, we further expanded our customer base to include businesses that maintain websites but without physical locations, such as consumer product businesses. We plan to continue to invest in our direct sales force to grow our customer base, both domestically and internationally.
•Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our platform only for their stores in a particular country with opportunities to expand to other stores in the geographic region. We continue to sell additional features, such as Pages, Reviews and Answers, to existing customers. See "—Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.
•Expand Internationally. We sell our platform throughout the world and believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.-based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Italy, the Netherlands, Spain, Switzerland, Japan and China and we intend to further expand our footprint to other regions.
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities and we will continue to invest in our platform and develop products and features to help our customers better control the facts about their businesses online. For example, in October 2019 we launched Yext Answers, our site search product.
•Extend the Knowledge Network. We plan to continue to expand our Knowledge Network. In the fiscal year ended January 31, 2020 our Knowledge Network is comprised of approximately 175 applications. We are increasing our focus on adding more industry vertical-specific and international services to our Knowledge Network as well as including new services that may become more commonly used in the future. For example, in the fiscal year ended January 31, 2019 we launched a global integration with Amazon to give businesses control over the answers Amazon Alexa provides about them, and in the fiscal year ended January 31, 2020, we launched integrations with some of the largest services used by Chinese travelers, such as Baidu Map (Overseas), Fliggy and CK Map.
•Expand Our App Directory. Yext offers integrations with a number of other platforms accessible through the Yext App Directory. These integrations offer our customers the ability to connect Yext with other systems to give customers programmatic control of their organization’s facts. As the number of integrations in the Yext App Directory grows, we believe that it will further expand the ways that our platform can be utilized and increase customer retention. For example, in the fiscal year ended January 31, 2020, we launched four new integrations with the Adobe Experience Cloud to allow our customers to easily connect the data managed in Yext with the assets they create and manage within Adobe.
Key Benefits of Our Platform
The Yext platform provides the following benefits depending on a customer’s subscription level and enabled products and features:
•Control over Facts. Our platform is the system of record that enables our customers to control and centralize the facts about their businesses. Our customers quickly gain control of their information, such as their location data, listings and related attributes, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our Knowledge Network.
•Flexibility for Optimized Management of Business Attributes. Our technology enables businesses to develop structured data that suits their business needs and is optimized for search and discovery. Our platform gives businesses the ability to organize, edit and update the facts about their business based on numerous standard attribute fields, such as address and hours of operation, and increase the depth of their data using our extensible custom fields, such as menu options or accepted insurance plans.
•Direct Integrations with the Most Relevant Services. Our platform, coupled with our Knowledge Network of approximately 175 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks, provides our customers with the ability to update their information and content across this network with a single click.
•Increased Discoverability and Conversions. With structured data stored in the Knowledge Graph coupled with the applications in our Knowledge Network, our customers provide search engines and voice assistants with the data they need to answer questions about their businesses. By providing accurate and direct answers to questions and guiding consumers to transact directly from search results, we believe businesses are able to capture, convert and retain more of their customers.
•Ability to Create Compelling Landing Pages for Consumers. Yext Pages enables businesses to create landing pages on their website to capture traffic from search engines and establish a call to action for consumers who reach those pages.
•Ability to Drive More Reviews and Increase Consumer Engagement. Yext Reviews helps our customers to gather additional genuine consumer reviews and add those reviews to a customer's website as well as monitor and respond to reviews posted across the Knowledge Network.
•Ability to Perform Advanced Analytics. Our platform's advanced analytics inform businesses about their digital public presence and consumer interactions on their Yext Listing, Pages and Answers experiences that can drive customer revenue.
•Global Reach and Local Expertise. Our platform integrates with both global and country-specific search engines and applications, accepts international address and phone number data, and allows local employees to contribute individual expertise, providing a consumer experience that respects local languages, address formats and customs.
The Yext Search Experience Cloud
The Yext Search Experience Cloud is our cloud-based platform that powers our products and features allowing customers to provide accurate and direct answers to consumer questions, to control the facts about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshot, specialties or education; job information such as title and description; FAQs and more. Our customers can then use this data to answer consumers' questions, to power and update their landing pages and to make this information available through our Knowledge Network of approximately 175 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
The key products and features that comprise the Search Experience Cloud include:
•Listings. Listings allows our customers to sync and update the content they store in the Yext platform across our Knowledge Network providing customers with greater control and consistency over their brand.
•Pages. Pages enables businesses to create landing pages on their website to capture traffic from search engines and establish a call-to-action for consumers who reach those pages.
•Answers. Answers delivers a natural-language search experience on a company’s website and other digital properties, where consumers can search a company’s Knowledge Graph and get direct answers in the form of knowledge cards, maps and other relevant results.
Our platform contains various other features. Reviews enables customers to encourage and facilitate reviews, thereby increasing the quantity and quality of the reviews available to potential consumers and provides tools to manage their reviews from multiple sources across our Knowledge Network from a single location. Analytics provides businesses a holistic view of where and how consumers interact with their brand both on their own websites and on third-party applications as well as insight into consumer interactions on their Yext Listing, Pages and Answers experiences that can drive customer revenue. Ultimately, our platform helps businesses deliver accurate, consistent, up to date and compelling information to consumers.
We offer our cloud-based platform to customers on a subscription basis in several packages. Each package provides varying levels of access to our key products and features. We continue to invest in platform and features development to help our customers better control the facts about their business and have released new products and features to all of our customers multiple times a year.
Our Technology
Our cloud-based platform is designed to scale as we continue to add customers and allows us to support the entities managed with our platform and the millions of associated facts. The platform is built primarily with industry-standard open source technology. We use a microservices-based architecture to maximize the manageability, flexibility and scalability of our software as it continues to grow more complex. We also employ a modern continuous delivery approach to building, testing and deploying our software.
Hosting
The majority of our customer-facing software is run from two co-location data centers. To provide the highest level of up-time and lowest latency for our platform capabilities, key high-volume services are hosted by third-party hosting services, which allows easier and greater scalability and provides for redundancy.

Data Structure
The Yext platform allows customers to collect, store and manage structured data, consistent with standards published by schema.org. Schema.org is an open and collaborative initiative launched by certain large search engines that defines the vocabulary and format for structured markup. Search engines like Google and Bing consume data through structured markup placed in the underlying code of web pages.
We actively monitor and track the schema.org standards so that our platform stores and publishes data in accordance with the most current schema.org specifications.
Interfaces with our Knowledge Network
We rely on integrations with each of the applications in our Knowledge Network that enable us to accomplish some or all of the following key tasks with members of our Knowledge Network:
•search for existing listings and retrieve details about them, in order to match our customers’ data in the Knowledge Graph to existing listing data;
•claim listings and deliver updated content;
•retrieve or get notified about reviews and allow review response; and
•obtain statistics about traffic on listings to display to our customers in the platform.
Over the years, we have developed special integrations with a number of the applications in our Knowledge Network. We have also worked with the major application providers in the Knowledge Network to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller Knowledge Network application providers, we have developed our own application program interface, or API specifications that each provider builds and implements for integration with our platform.
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct buying entity, such as a company, a government institution, a franchisor, a service provider or agency or a distinct business unit of a large corporation that has an active contract directly with us. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2020, 2019, and 2018 respectively.
Customer Support
Our customer support group responds to inquiries about the use of our products. We provide basic customer support as well as premier customer support, which may include services such as priority access to technical resources, faster target response times and other additional support services. As the Yext platform can be used by a number of different roles throughout the organization, for an additional fee, we also offer field user support which includes one-on-one training, review of content based on brand guidelines, and other support services.
Professional Services
We offer professional services to customize our platform for our customers. Our professional services teams comprised of project managers, engineers and design experts offer various services including custom built landing pages and data integrations as well as ongoing maintenance and services.
Sales and Marketing
We sell our platform throughout the world and intend to continue to expand our international sales efforts. Through our direct sales efforts, we sell to customers of all sizes, and primarily focus these efforts on our enterprise and mid-size customers, including our third-party reseller customers. In transactions with resellers, we are only a party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer.
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. As of January 31, 2020, we had approximately 250 quota-carrying sales representatives compared to approximately 170 as of January 31, 2019. We plan to continue to grow our sales and marketing organization as we expand globally.
We offer annual and multi-year subscriptions to our platform. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. Beginning in October 2015, we began pricing new subscriptions in a discrete range of packages, with pricing based on specified feature sets and the number of locations managed by the customer with our platform. More recently, we began pricing subscriptions based not only on the number of physical locations, but also on the number of persons and other entities managed on our platform, such as physicians, wealth advisors and insurance agents and events among others. We refer to these locations, persons and other entities collectively as "licenses," which we believe reflects the breadth of our business and our current pricing methodology.
We categorize our current packages as Base, Starter, Professional and Ultimate, which start with basic access to the Knowledge Graph and successively include access to additional capabilities at a higher cost. Our customers may initially deploy a Starter or Professional subscription to control and manage their facts online using the Listings feature. Some customers may start with the Base subscription if they only need internal data management or data management for their own website and digital properties. As customers realize the benefits of our platform, they may increase or expand their existing subscription levels to obtain greater access to our key features, such as Pages and Answers, as they need them.
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long term value of our customer relationships. We assess our performance in this respect using a metric we refer to as our dollar-based net retention rate. Our dollar-based net retention rate was 106%, 110%, and 109% for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. We calculate this metric for a particular period by first establishing a cohort of the enterprise and mid-size customers, including third-party reseller customers, who had active contracts at the end of each month of the same period in the prior year. We divide the single month revenue from each of those customer cohorts for the applicable month in the current year by the single month revenue of that same customer cohort for the corresponding month in the prior year. We then determine the dollar-based weighted average of each of the monthly rates, and this average represents the dollar-based net retention rate for the period. We only consider revenue from our enterprise and mid-size customers, including third-party reseller customers, when calculating this metric since small business customers have limited licenses experience inherently high turnover. Our revenue from small business customers represented less than 5%, less than 10%, and less than 20% of our total revenue in the fiscal years ended January 31, 2020, 2019, and 2018, respectively, and we expect it will continue to decline as a percentage of total revenue.
Research and Development
Our global research and development organization is responsible for the development, design and testing of our platform as well as APIs that facilitate the integration of our platform with third-party applications. Our research and development team uses and shares the same technology, platform development tools and data across various sites. We have and will continue to invest in our research and development team to enable the release of new products and features multiple times a year.
Intellectual Property
Our intellectual property is an essential element of our business. We rely on a combination of patent, trade secret, trademark, copyright and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property rights. We also license certain third-party technology for use in conjunction with our platform.
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
Patents and Patent Applications
As of January 31, 2020, we had ten issued U.S. patents, nine non-provisional and one provisional U.S. patent applications, five international Patent Cooperation Treaty patent applications pending, and four national stage applications in the European Union. The issued patents have expiration dates ranging from 2032 to 2037. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2020, we had 97 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
Competition
The market for our platform is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our competition comes from businesses that choose to manage their online, public-facing data in-house using manual, paper and spreadsheet-based systems that corporate personnel employ in a fragmented manner rather than pay for a third-party product or service. In addition, some small companies may offer products and services at lower price points than us or that compete with some but not all of the features present in our platform. As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face more established businesses in these markets. For example, in October 2019 we launched Answers, our site search product, which competes with other site search products. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
We believe that we generally compete favorably with our competitors because of the size and breadth of our integrations and relationships with the applications in our Knowledge Network, the features and performance of our platform, the ease of integration of our platform with the technological infrastructures of our customers and the incremental marketing benefits and return on investment that our various products and features offer to our customers.
Employees
As of January 31, 2020, we had over 1,200 full-time employees, the majority of which are based in our New York headquarters. We consider our culture and employees to be vital to our success. None of our domestic employees are represented by a labor union or covered by a collective bargaining agreement.
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
We generated a net loss of $121.5 million, $74.8 million and $66.6 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, we had an accumulated deficit of $422.7 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur greater lease expense for new and expanded facilities, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
We have experienced rapid growth and significant changes to our organization and structure and may not be able to effectively manage such growth.
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,200 as of January 31, 2020 and have hired several members of our senior management team in recent years.
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
We have expanded and intend to continue to expand our international operations, which exposes us to significant risks.
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
Some of the specific risks we will face in conducting business internationally that could adversely affect our business include:
•the difficulty of recruiting and managing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;
•our ability to effectively price our multi-tiered subscriptions in competitive international markets;
•our ability to identify and manage sales partners;
•new and different sources of competition in each country or region;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;
•the need to adapt and localize our products for specific countries, including differences in the location attributes and formats used in each country and differences in languages, for example in the case of our site search product, which relies on natural language processing;
•the need to develop integrations with new third-party applications used by international customers;
•the need to offer customer support in various languages;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•compliance with U.S. laws and regulations for foreign operations, including, without limitation, the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell in certain foreign markets, and the risks and costs of non-compliance;
•compliance with international laws and regulations, including without limitation, those governing privacy, data security and data transfer, such as the General Data Protection Regulation, or GDPR, which may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance or may require us to change our business practices;
•expanded demands on, and distraction of, senior management;
•difficulties with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the United States;
•varying levels of internet technology adoption and infrastructure;
•tariffs and other non-tariff barriers, such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•deterioration of political relations between the United States and other countries; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Some of our customers and Knowledge Network application providers also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if these customers and application providers are not able to successfully manage these risks.
Our growth depends in part on the success of our strategic relationships with existing and prospective Knowledge Network application providers.
We have established strategic relationships with approximately 175 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
In order to grow our business, we anticipate that we will need to continue to maintain and potentially expand these relationships. We may be unsuccessful in renegotiating our agreements with these third-party application providers or third-party application providers may insist on fees to access their applications. Additionally, our contracts with these third-party application providers may be canceled after a notice period or may not be renewed, and we could lose access to these resources without having sufficient time to replace them. We believe we will also need to establish new relationships with third-party application providers, including third-party application providers in new geographic markets that we enter, and third-party application providers that may emerge in the future as leading sources of information about businesses for end consumers. Identifying potential third-party application providers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective than we are in providing incentives to application providers to favor their products or services or to prevent or reduce subscriptions to our products. In addition, the acquisition of a competitor by one of our third-party application providers could result in the termination of our relationship with that third-party application provider, which, in turn, could lead to decreased customer subscriptions. If we are unsuccessful in establishing or maintaining our relationships with third-party application providers, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
We do not have a long history with our subscription or pricing models and changes could adversely affect our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our platform. As the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our direct sales efforts, may demand greater price discounts.
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
We believe that our platform offers value to our customers in part because of the difficulty for a customer to update information about their business across many websites and apps, many of which are owned or controlled by different entities and receive information from a variety of sources. Industry consolidation or technological advancements could result in a small number of websites or applications emerging as the predominant sources of information about businesses, thereby creating a less fragmented internet environment for purposes of end consumer searches about businesses. Additionally, we may enter new geographies with less fragmented internet environments. If most end consumers relied on a few websites or applications for this information, or if reliably accurate information across the most used websites and applications were generated from a single source, the need to synchronize information about a business and for our platform could decline significantly. In particular, if larger providers of internet services were able to consolidate or control key websites and apps from which end consumers seek information about businesses, including regarding physical locations, other entities and attributes, our platform may become less necessary or attractive to our customers, and our revenue would suffer accordingly.
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
We currently face many competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. Also, a number of potential new competitors, including those with longer operating histories, greater name recognition, more established customer bases or significantly greater financial, technical, marketing and other resources than we do, may decide to create or acquire products that compete with our platform or products or we may develop products that compete with their existing platforms. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. Certain of our existing and new competitors have or may develop technologies and services that compete with specific products or features in our platform seeking to be best-in-class. To the extent our customers or potential customers choose to work with several of these vendors rather than implement our platform, our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
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
If we are unable to successfully develop and market new features, make enhancements to our existing features, or expand our offerings into new markets, our business, results of operations and competitive position may suffer.
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
Even if we are successful in these endeavors, diversifying our platform offerings will bring us more directly into competition with other providers that may be better established or have greater resources than we have. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:
•delays in introducing new, enhanced or modified features;
•failure to accurately predict market demand or end consumer preferences;
•defects, errors or failures in any of our features or our platform;
•introduction of competing products;
•poor business conditions for our customers or poor general macroeconomic conditions;

•changes in legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our platform;
•failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features; and
•disruptions or delays in the availability and delivery of our platform.
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
Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary from period to period. Our sales cycle varies widely, reflecting differences in potential customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:
•customers' budgetary constraints and priorities;
•the timing of customers' budget cycles;
•the need by some customers for lengthy evaluations prior to purchasing products; and
•the length and timing of customers' approval processes.
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
For the fiscal years ended January 31, 2020, 2019 and 2018, the aggregate of our top five customers accounted for approximately 11%, 14% and 17%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
In addition, some of our customers have used, and may in the future use, the size and relative importance of their purchases to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business.
A significant portion of our revenue is dependent on third-party reseller customers, the efforts of which we do not control.
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer, and we do not control the efforts of these resellers. They may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, if such third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, and 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
As a public company, we are required to establish and maintain internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In connection with the audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in information technology general controls ("IT General Controls"). The deficiencies in IT General Controls also resulted in a conclusion that manual controls that rely on data produced by and maintained within these affected information technology systems and automated controls within these affected information technology systems across several of our significant classes of transactions were ineffective. Based on the nature of these deficiencies in IT general controls, management concluded that the two material weaknesses from fiscal years prior to 2019 related to the revenue recognition process and financial close continued to exist as of January 31, 2019. As of January 31, 2020, management has determined that these previously identified material weaknesses had been remediated.
Notwithstanding, as of January 31, 2020, management has identified a material weakness in our internal control over financial reporting associated with processes to calculate, record and account for sales commissions. The identified deficiencies include controls related to reliance on certain outsourced IT service providers used in the processes to calculate, record and account for sales commissions and the related business process controls that rely upon information that was subject to the outsourced IT service providers’ control environment. Management has determined that the aggregate impact of these ineffective controls resulted in a material weakness.
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
Although we have previously acquired businesses, we have limited acquisition experience. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•unanticipated liabilities associated with the acquisition;
•difficulty incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•incurrence of acquisition-related costs;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business into our customers;
•diversion of our management's attention from other business concerns;
•adverse effects to our existing business relationships as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
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
We receive, store and process personal information and other data from and about customers, including third-party reseller customers, partners and, in limited instances, end users of our services, in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personally identifiable information, related to end consumers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
Similarly, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR.  However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States; however, these programs, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union and Switzerland to the United States.
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

We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented policies and procedures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.
We may be subject to rules of the FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to commercial electronic mail and other messages. Compliance with these provisions may limit our ability to send certain types of messages. If we were found to have violated such rules and regulations, we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements placed upon us, our customers, partners or end consumers in connection with the use and disclosure of such information could require us to incur additional costs or modify our platform or other aspects of our products and services, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail or are perceived to fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition. Furthermore, our third-party reseller customers, over which we have more limited control, may not comply with the laws, regulations and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, the recent and ongoing coronavirus outbreak has disrupted our operations and restricted employee travel. We have asked employees in certain offices including our corporate headquarters in New York, NY to work from home, and we have postponed or cancelled certain customer and industry events. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs. In addition, our data centers are located in New Jersey and Texas and our cloud computing providers operate from facilities in northern Virginia, Frankfurt, Germany and Tokyo, Japan, making our business particularly susceptible to natural disasters in those areas. Any natural disaster affecting our data centers could have an adverse effect on our financial condition and operating results.
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
High-quality customer support and professional services are important for the successful retention of existing customers. Providing support and services, including education, training, data cleansing and processing, ongoing support as well as custom development services, requires that our personnel have specific knowledge and expertise of our platform, making it more difficult for us to hire qualified personnel and to scale up these operations. The importance of high-quality customer support and professional services and the difficulty of hiring qualified personnel will increase as we expand our business and pursue new customers and as our platform becomes more complex with the development more features and capabilities. If we do not provide effective and timely ongoing customer support and professional services, our ability to sell additional features to, or to retain, existing customers may suffer, and our reputation with existing or potential customers may be harmed.
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
For example, the recent and ongoing coronavirus outbreak has resulted in the extended closure of certain businesses in Asia, particularly in China, Europe and the United States as well as a decline in travel. The resulting economic and financial disruptions in the global economy could cause our customers or prospective customers to reevaluate their decision to purchase our products, lengthen sales cycles, or otherwise adversely affect our business. In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. The legal, regulatory and economic impacts of Brexit, which are not known at this time, may also, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.
Unanticipated changes in our effective tax rate may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States, and we continue to expand our operations internationally. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock options and awards compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and changes in accounting principles and tax laws in jurisdictions where we operate. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
We may have additional tax liabilities, which could harm our business, results of operations or financial condition.
Significant judgments and estimates are required in determining the (provision for) benefit from income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax liabilities may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
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
As of January 31, 2020, we had significant U.S. federal and state net operating loss carryforwards, or NOLs, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. For example, a significant portion of our international revenue is derived from Europe including the United Kingdom. Our revenues and cash flows from these regions may be adversely affected as a result of weakness in the Euro or British Pound. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although in the future we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.
Our new credit facility contains restrictive covenants that may limit our operating flexibility.
On March 11, 2020, we replaced our existing revolving credit facility by entering into a new credit facility. Our new credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the new credit facility, which may limit our operating flexibility. In addition, our new credit facility is secured by all of our assets and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our new credit facility would adversely affect our business.
Loans under our new credit facility bear interest, at our option, at an annual rate based on LIBOR (or any such successor benchmark rate) or a base rate. It is unclear whether LIBOR will continue to exist after 2021 and it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of any successor benchmark rates on our new credit facility or our business generally. As a result, our interest costs could increase and our access to capital could change, which could adversely affect our results of operations and cash flows.
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
Our quarterly results of operations, including the levels of our revenue, gross margin and profitability, as well as our cash flows and unearned revenue balances, may vary significantly in the future, and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Although we have not historically experienced meaningful seasonality, our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause fluctuations in our quarterly results include:
•our ability to attract new customers;
•our ability to execute on our business strategy;
•the launch of significant new products and features;
•the addition or loss of large customers, including third-party reseller customers, including through acquisitions or consolidations;
•the timing of recognition of revenue;
•a change in accounting principles;
•the timing of billing and cash collections;
•the timing of significant marketing events and related expenses;
•the amount and timing of operating expenses;
•network outages and security breaches;
•natural disasters, pandemics including the ongoing coronavirus outbreak, acts of terrorism and other events beyond our control;
•general economic, industry and market conditions;
•customer renewal rates;
•pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the timing and success of new feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or application providers;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•unforeseen litigation.
If securities or industry analysts do not continue to initiate and publish research or reports about us, our business or our market, or if they cease publishing research or change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If additional securities analysts do not commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.

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
Technology stocks have historically experienced high levels of volatility. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•changes in projected operational and financial results;
•addition or loss of significant customers;
•addition or loss of significant strategic relationships with application providers in the Knowledge Network;
•changes in laws or regulations applicable to our platform;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of technological innovations or new offerings by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•additions or departures of key personnel;
•changes in our financial guidance or securities analysts' estimates of our financial performance;
•discussion of us or our stock price by the financial press and in online investor communities;
•reaction to our press releases and filings with the SEC;
•changes in accounting principles;
•announcements related to litigation, regulation or disputes;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of our common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•natural disasters, pandemics including the ongoing coronavirus outbreak, acts of terrorism and other events beyond our control; and
•general economic and market conditions.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 115,830,375 shares of our common stock outstanding as of January 31, 2020.
In addition, equity compensation comprises a significant component of our compensation strategy. We have granted and expect to grant equity awards from our equity incentive plan and under the terms of such plan, shares of our common stock reserved for future issuance will be subject to annual increases, which would cause dilution. We have and may in the future file registration statements registering the issuance of shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans. Shares registered on the Form S-8 registration statement would be eligible for sale to the public, subject to certain legal limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
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
Our status as a Delaware corporation may discourage, delay or prevent a change in control, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•a prohibition on cumulative voting in the election of our directors;
•the requirement that our directors may only be removed for cause;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the Board pursuant to a resolution adopted by a majority of the Board, the chairman of the Board of Directors, our chief executive officer, or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Furthermore, on January 31, 2019, we no longer qualified as an emerging growth company, and became subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred and continue to incur significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition on January 31, 2019, we were required to adopt certain accounting standards including ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), when certain extended transition periods available to emerging growth companies expired. We also became subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide corporate headquarters and executive offices are located in New York, NY, where we occupy approximately 95,000 square feet of office space under a lease and a sublease that expire in December 2020. In addition to serving as our corporate headquarters, our New York offices also support our sales, marketing, research and development and other general and administrative functions. In April 2019, we entered into a sublease agreement, which expires in February 2031, for approximately 142,500 rentable square feet of office space at 61 Ninth Avenue, New York, NY. We intend for this location to serve as our corporate headquarters.
We also have other domestic offices, including Rosslyn, VA and San Francisco, CA, and international offices, including London, UK. All of our facilities are leased. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms if and when it becomes needed.
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
Stockholders
As of March 2, 2020, there were 49 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
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
On March 20, 2019, we closed a common stock offering, in which we issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters' option to purchase additional shares. The price per share to the public was $21.50. We received aggregate proceeds of $147.0 million from this offering, net of underwriters' discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recorded in additional paid in capital in our consolidated statements of convertible preferred stock and stockholders' equity (deficit).
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2020.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	22,281,983	(3)	$7.05	2,811,777	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	22,281,983		$7.05	2,811,777
(1) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding restricted stock and restricted stock units.

(2) These plans consist of our 2008 Equity Incentive Plan, 2016 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. The 2008 Equity Incentive Plan was terminated in connection with the adoption of the 2016 Equity Incentive Plan and since its termination, we have not granted and will not grant any additional awards under the 2008 Equity Incentive Plan. However, the 2008 Equity Incentive Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
(3) This amount includes 12,371,254 shares subject to outstanding options and 9,910,729 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
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

Comparison of Cumulative Total Return of YEXT, INC.

200
150
100
50
0
Index Value
04/13/17
01/31/18
01/31/19
01/31/20
Period Ending
Yext, Inc.
S&P 500 Index
Nasdaq Computer Index

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the fiscal years ended January 31, 2020, 2019 and 2018, and the balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended January 31, 2017 and 2016 and the balance sheet data as of January 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected financial data in this section is not intended to replace our consolidated financial statements and the related notes, and is qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2020(1)	2019(1)	2018	2017	2016
Statements of Operations Data:
Revenue	$298,829	$228,283	$170,201	$124,261	$89,724
Cost of revenue(2)	$77,030	$57,413	$44,095	$36,950	$31,033
Gross profit	$221,799	$170,870	$126,106	$87,311	$58,691
Sales and marketing(2)	$218,076	$158,845	$126,980	$81,529	$49,822
Research and development(2)	$49,445	$36,098	$25,687	$19,316	$16,201
General and administrative(2)	$77,231	$51,572	$40,079	$29,166	$18,806
Total operating expenses	$344,752	$246,515	$192,746	$130,011	$84,829
Loss from operations	$(122,953)	$(75,645)	$(66,640)	$(42,700)	$(26,138)
Net loss	$(121,544)	$(74,837)	$(66,565)	$(43,150)	$(26,495)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(1.09)	$(0.76)	$(0.85)	$(1.39)	$(0.89)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	111,758,946	98,387,366	78,632,448	31,069,695	29,917,814
(1) Results for the fiscal years ended January 31, 2020 and 2019, respectively, reflect our modified retrospective adoption of ASU 2014-09 (Topic 606). Results for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, continue to be reported in accordance with historical accounting standards under ASC 605.
(2) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018	2017	2016
Cost of revenue	$4,115	$2,915	$1,459	$590	$533
Sales and marketing	31,421	22,519	11,121	4,359	1,559
Research and development	13,212	8,475	3,756	1,954	1,300
General and administrative	19,022	10,324	6,024	2,948	1,115
Total stock-based compensation expense	$67,770	$44,233	$22,360	$9,851	$4,507

(3) See Note 15 "Net Loss Per Share Attributable to Common Stockholders" to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$256,076	$91,755	$34,367	$24,420	$30,028
Marketable securities	$—	$51,021	$83,974	$—	$—
Total current assets	$377,812	$230,069	$180,042	$61,829	$58,156
Total assets	$563,620	$267,128	$203,489	$86,465	$85,497
Unearned revenue, current(1)	$176,806	$135,544	$89,474	$57,112	$35,954
Total liabilities	$362,408	$182,579	$122,036	$93,605	$60,118
Accumulated deficit	$(422,653)	$(301,109)	$(233,450)	$(166,885)	$(123,735)
Total stockholders' equity (deficit)	$201,212	$84,549	$81,453	$(127,755)	$(95,236)
(1) The "Unearned revenue, current" financial statement line item represents: (i) current unearned revenue in accordance with ASU 2014-09 (Topic 606) as of January 31, 2020 and 2019, respectively and (ii) "Deferred revenue" as of January 31, 2018, 2017 and 2016, respectively, as reported in accordance with ASC 605.

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
Overview
Yext, a search experience cloud company, puts businesses in control of their facts online by delivering brand-verified answers. Our platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business's own website, as well as across approximately 175 service and application providers, which we refer to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities.
We sell our platform throughout the world and intend to continue to expand our international sales efforts. We sell to customers of all sizes, through direct sales efforts to our customers, including third-party reseller customers. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates.
Our business has evolved in recent years. For example:
•in fiscal 2018, we introduced the Yext App Directory, which enables businesses to connect information from systems across the business, such as workforce management systems and customer relationship management databases and held our second annual industry and customer event, ONWARD 2017 (formerly called "LocationWorld"), in November 2017, in New York City.
•in fiscal 2019, we launched a global integration with Amazon to give businesses control over the answers Amazon Alexa provides about them and held our third annual industry and customer event, ONWARD18, in October 2018, in New York City.
•in fiscal 2020, we launched Answers, our new site-search product, and held our fourth annual industry and customer event, ONWARD19, in October 2019 in New York City.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2020, for example, are to the fiscal year ended January 31, 2020.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our Yext platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Cost of revenue also includes fees associated with our Knowledge Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers. In addition, cost of revenue includes data center expense and depreciation expense, as well as operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount.

Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include costs related to advertising and conferences and brand awareness events, including our annual industry and customer event, ONWARD. In addition, sales and marketing expenses include operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount.
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount.
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount, and other professional related costs.
Results of Operations

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2020(1)	2019(1)	2018
Revenue	$298,829	$228,283	$170,201
Cost of revenue(2)	77,030	57,413	44,095
Gross profit	221,799	170,870	126,106
Operating expenses:
Sales and marketing(2)	218,076	158,845	126,980
Research and development(2)	49,445	36,098	25,687
General and administrative(2)	77,231	51,572	40,079
Total operating expenses	344,752	246,515	192,746
Loss from operations	(122,953)	(75,645)	(66,640)
Interest income	4,099	1,711	1,135
Interest expense	(308)	(143)	(359)
Other expense, net	(1,285)	(538)	(539)
Loss from operations before income taxes	(120,447)	(74,615)	(66,403)
(Provision for) benefit from income taxes	(1,097)	(222)	(162)
Net loss	$(121,544)	$(74,837)	$(66,565)
(1) Results for the fiscal years ended January 31, 2020 and 2019, respectively, reflect our modified retrospective adoption of ASU 2014-09 (Topic 606). Results for the fiscal year ended January 31, 2018, continue to be reported in accordance with historical accounting standards under ASC 605.
(2) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,115	$2,915	$1,459
Sales and marketing	31,421	22,519	11,121
Research and development	13,212	8,475	3,756
General and administrative	19,022	10,324	6,024
Total stock-based compensation expense	$67,770	$44,233	$22,360

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	26	25	26
Gross profit	74	75	74
Operating expenses:
Sales and marketing	73	69	74
Research and development	16	16	15
General and administrative	26	23	24
Total operating expenses	115	108	113
Loss from operations	(41)	(33)	(39)
Interest income	1	1	—
Interest expense	—	—	—
Other expense, net	—	—	—
Loss from operations before income taxes	(40)	(32)	(39)
(Provision for) benefit from income taxes	(1)	—	—
Net loss	(41)%	(32)%	(39)%
Fiscal Year Ended January 31, 2020 Compared to Fiscal Year Ended January 31, 2019
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$298,829	$228,283	$70,546	31%
Cost of revenue	77,030	57,413	$19,617	34%
Gross profit	$221,799	$170,870	$50,929	30%
Gross margin	74.2%	74.9%
Total revenue was $298.8 million for the fiscal year ended January 31, 2020, compared to $228.3 million for the fiscal year ended January 31, 2019, an increase of $70.5 million or 31%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 34% from approximately $213 million to $286 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $77.0 million for the fiscal year ended January 31, 2020, compared to $57.4 million for the fiscal year ended January 31, 2019, an increase of $19.6 million or 34%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $9.0 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.2 million increase stock-based compensation expense. In addition, there was a $2.7 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY, as well as a $2.1 million increase in costs associated with our data centers, and a $1.2 million increase in depreciation expense.
Gross margin was 74.2% for the fiscal year ended January 31, 2020, compared to 74.9% for the fiscal year ended January 31, 2019, a decrease of 70 basis points.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$218,076	$158,845	$59,231	37%
Research and development	$49,445	$36,098	$13,347	37%
General and administrative	$77,231	$51,572	$25,659	50%
Sales and marketing expense was $218.1 million for the fiscal year ended January 31, 2020, compared to $158.8 million for the fiscal year ended January 31, 2019, an increase of $59.2 million, or 37%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $30.7 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, and a $8.9 million increase in stock-based compensation expense. In addition, there was a

$5.7 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Research and development expense was $49.4 million for the fiscal year ended January 31, 2020, compared to $36.1 million for the fiscal year ended January 31, 2019, an increase of $13.3 million, or 37%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $5.8 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $4.7 million increase in stock-based compensation expense. In addition, there was a $1.5 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
General and administrative expense was $77.2 million for the fiscal year ended January 31, 2020, compared to $51.6 million for the fiscal year ended January 31, 2019, an increase of $25.7 million, or 50%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $9.5 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $8.7 million increase in stock-based compensation expense, which included a $3.6 million one-time RSU cancellation-related expense. In addition, there was a $1.9 million increase in operating and short-term lease expenses, mainly as a result of our new operating lease arrangements for office space, including in New York, NY.
Fiscal Year Ended January 31, 2019 Compared to Fiscal Year Ended January 31, 2018
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Revenue	$228,283	$170,201	$58,082	34%
Cost of revenue	57,413	44,095	$13,318	30%
Gross profit	$170,870	$126,106	$44,764	35%
Gross margin	74.9%	74.1%
Total revenue was $228.3 million for the fiscal year ended January 31, 2019, compared to $170.2 million for the fiscal year ended January 31, 2018, an increase of $58.1 million or 34%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party resellers, grew from approximately $152.7 million to $213.0 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $57.4 million for the fiscal year ended January 31, 2019, compared to $44.1 million for the fiscal year ended January 31, 2018, an increase of $13.3 million or 30%. This increase was primarily due to a $5.2 million increase in personnel-related costs, which mainly consisted of salaries and wages. Knowledge Network application provider fees, as well as costs associated with our data centers, each increased $1.7 million. In addition, depreciation expense and stock-based compensation expense each increased $1.5 million.
Gross margin improved to 74.9% from 74.1%, as revenue growth outpaced the increase in cost of revenue.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2019	2018	Dollars	Percent
Sales and marketing	$158,845	$126,980	$31,865	25%
Research and development	$36,098	$25,687	$10,411	41%
General and administrative	$51,572	$40,079	$11,493	29%
Sales and marketing expense was $158.8 million for the fiscal year ended January 31, 2019, compared to $127.0 million for the fiscal year ended January 31, 2018, an increase of $31.9 million, or 25%. The increase was primarily due to a $13.1 million increase in personnel-related costs, which mainly consisted of salaries and wages, as well as an increase in stock-based compensation expense of $11.4 million. These increases were partially offset as sales and marketing expense for the fiscal year ended January 31, 2019 benefited from the modified retrospective adoption of ASU 2014-09, effective February 1, 2019, which resulted in capitalizing more costs associated with obtaining revenue contracts, and such costs being amortized over a longer period of time than under the previous guidance.
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

General and administrative expense was $51.6 million for the fiscal year ended January 31, 2019, compared to $40.1 million for the fiscal year ended January 31, 2018, an increase of $11.5 million, or 29%. The increase was primarily due to a $4.3 million increase in stock-based compensation expense, as well as a $3.5 million increase in personnel-related costs, which mainly consisted of salaries and wages, reflecting higher headcount.
Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the periods ended January 31, 2020 and 2019, respectively and reflect our modified retrospective adoption of ASU 2014-09 (Topic 606). The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
(in thousands)	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018
Revenue	$81,378	$76,370	$72,373	$68,708	$63,759	$58,613	$54,923	$50,988
Cost of revenue	$20,922	$20,366	$19,269	$16,473	$15,641	$14,886	$14,086	$12,800
Gross profit	$60,456	$56,004	$53,104	$52,235	$48,118	$43,727	$40,837	$38,188
Gross margin	74%	73%	73%	76%	75%	75%	74%	75%
Sales and marketing	$57,338	$61,969	$52,371	$46,398	$41,006	$43,714	$38,298	$35,827
Research and development	$13,842	$13,011	$12,686	$9,906	$9,228	$9,158	$9,983	$7,729
General and administrative	$19,839	$23,857	$18,344	$15,191	$14,107	$13,867	$12,060	$11,538
Total operating expenses	$91,019	$98,837	$83,401	$71,495	$64,341	$66,739	$60,341	$55,094
Loss from operations	$(30,563)	$(42,833)	$(30,297)	$(19,260)	$(16,223)	$(23,012)	$(19,504)	$(16,906)
Net loss	$(30,577)	$(42,717)	$(29,291)	$(18,959)	$(15,460)	$(22,940)	$(19,396)	$(17,041)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.38)	$(0.26)	$(0.18)	$(0.15)	$(0.23)	$(0.20)	$(0.18)
Quarterly Trends
Our quarterly revenue has increased sequentially for all periods presented. This increase has been primarily due to new customers and expanded subscriptions sold to existing customers, which we expect to continue to be significant drivers of our revenue growth. While unearned revenue on the consolidated balance sheet may be influenced by seasonality driven by annual invoicing in the fourth quarter, we have not historically experienced meaningful seasonality in our revenue. The nature of our subscription agreements generally results in revenue recognition ratably over the contract term, thereby mitigating the effect of potential seasonality in our revenue.
Cost of revenue has increased sequentially for all periods presented, primarily due to increased employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. We have seen our Knowledge Network application provider costs generally decline as a percentage of revenue as our data set becomes more important to those providers such that we may be able to negotiate more favorable terms with them. These Knowledge Network application provider costs may increase at times as we enter new international markets, or introduce new products and features.
Gross margin has stabilized in recent periods, and may decrease at times as we enter new international markets, or introduce new products and features.
Operating expenses have generally increased over the periods, primarily due to employee-related costs, which include personnel-related costs and stock-based compensation expense. The increase is also attributable to operating and short-term lease expenses. Lease expense associated with our new corporate headquarters in New York, NY commenced in the three months ended July 31, 2019, while the lease expense associated with our current corporate headquarters at One Madison Avenue, New York, NY will conclude at the end of its lease term in December 2020.
Our quarterly results may fluctuate due to various factors affecting our performance. Additionally, while the coronavirus has disrupted our operations and caused economic and financial disruptions in the global economy, the extent to which the coronavirus may negatively impact our financial condition or results of operations is uncertain. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash and cash equivalents of $256.1 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease expense and capital expenditures, significant marketing events and related expenses, and other factors.
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
Common Stock Offering
On March 20, 2019, we closed a common stock offering, in which we issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters’ option to purchase additional shares. The price per share to the public was $21.50. We received aggregate proceeds of $147.0 million from this offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recognized through additional paid in capital.
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
As of January 31, 2020, we were in compliance with all debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
Subsequent to the fiscal year ended January 31, 2020, on March 11, 2020, we replaced our existing Credit Agreement and entered into a new credit agreement with Silicon Valley Bank. See Note 11, "Debt" for further information.
Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Net cash (used in) provided by operating activities	$(30,768)	$5,240	$(32,409)
Net cash provided by (used in) investing activities	$39,308	$28,134	$(88,123)
Net cash provided by financing activities	$168,373	$24,384	$129,604

Operating Activities
Net cash used in operating activities of $30.8 million for the fiscal year ended January 31, 2020 was primarily due to the net loss of $121.5 million, as well as changes in accounts receivable of $27.0 million, mainly due to timing of billing and cash collections during the period, and changes in costs to obtain revenue contracts of $18.3 million. This was partially offset by positive reconciling adjustments related to non-cash charges of stock-based compensation expense of $67.8 million, amortization of operating lease right-of-use assets of $11.1 million and depreciation and amortization expense of $8.1 million. In addition, net cash used in operating activities was also partially offset by changes in unearned revenue of $42.3 million and accounts payable, accrued expenses and other liabilities of $8.3 million.
  Net cash provided by operating activities of $5.2 million for the fiscal year ended January 31, 2019 was primarily due to a change in unearned revenue of $47.0 million and non-cash charges related to stock-based compensation expense of $44.2 million, as well as a change in accounts payable, accrued expenses and other current liabilities of $17.6 million and non-cash charges related to depreciation and amortization expense of $6.8 million. These increases were partially offset by the net loss of $74.8 million, as well as changes in costs to obtain revenue contracts of $16.8 million, accounts receivable of $11.6 million, mainly due to timing of billing and cash collections during the period, and prepaid expenses and other current assets of $6.7 million.
Net cash used in operating activities of $32.4 million for the fiscal year ended January 31, 2018 was primarily due to the net loss of $66.6 million, a change in accounts receivable of $17.0 million, mainly due to timing of billing and cash collections during the period, a change in deferred commissions of $4.4 million and a change in prepaid expenses and other current assets of $4.0 million. These decreases were partially offset by a change in deferred revenue of $31.8 million, stock-based compensation expense of $22.4 million, depreciation and amortization of $5.1 million.
Investing Activities
Net cash provided by investing activities of $39.3 million for the fiscal year ended January 31, 2020 was due to maturities of marketable securities of $51.2 million, partially offset by capital expenditures of $11.9 million.
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
Financing Activities
Net cash provided by financing activities of $168.4 million for the fiscal year ended January 31, 2020 was primarily related to proceeds from our common stock offering of $147.0 million, net of underwriting discounts and commissions, and to a lesser extent proceeds from exercises of stock options of $14.9 million, and $7.3 million of net proceeds from employee stock purchase plan withholdings.
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
Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our obligations primarily relate to our contractual operating lease arrangements for office space, as well as our other obligations, including contracts with our Knowledge Network application providers, which generally have a term of one year, and software vendors, among others. Our obligations represent minimum contractual payments, or our best estimate for variable elements based on historical payments. Our contractual obligations have various expiry dates between fiscal years 2021 and 2035.

As of January 31, 2020, our contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021	$13,688	$33,686
2022	19,238	7,716
2023	19,321	5,211
2024	19,052	1,537
2025	18,534	1,457
2026 and thereafter	112,238	2,860
Total	$202,071	$52,467
Refer to Note 14 "Commitments and Contingencies" to our consolidated financial statements for further discussion on contractual obligations.
Performance Bond
Our operating lease arrangement associated with office space in New York, NY requires a performance bond to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. As of January 31, 2020, a performance bond had not been executed or issued, nor had any related payments been made.
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
Revenue Recognition
We derive our revenue primarily from our subscriptions and associated support to the Yext platform. Our subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Our subscription and associated support performance obligation is distinct because a customer's use of the Yext platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, we enter into a contract that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. Our professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the Yext platform.
In instances when a contract includes more than one performance obligation, we must allocate the transaction price to the performance obligations on a relative standalone selling price basis ("SSP"). SSP represents the price at which a company would sell a promised product or service separately to a customer. We determine the SSP based on a series of complex factors. Our selling prices associated with our subscription and associated support are considered highly variable based on discounting practices, customer geography, customer size, and other such factors. In contrast, our selling prices associated with our professional services are more observable, predictable and consistent. Accordingly, we use the residual method to determine SSP.
The recognition of revenue is determined through application of the five-step model in accordance with ASC 606. Revenue is recognized upon transfer of control of services to our customers, including third-party reseller customers, in an amount that reflects the consideration we expect to receive in exchange for those services. In transactions with resellers, we contract only with the reseller, in which pricing and length of subscription and support services are agreed upon. The reseller negotiates the price charged and length of subscription and support service directly with its customer. We do not pay separate fees to third-party reseller customers in association with these transactions, and do not have direct interactions with the reseller’s customer.

Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to our customers. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue or revenue. Refer to Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue" to our consolidated financial statements for further discussion on our revenue recognition.
Costs Capitalized to Obtain Revenue Contracts
We capitalize costs of obtaining revenue contracts that are incremental and recoverable. Incremental costs primarily include sales commissions, certain related incentives, and associated payroll tax and fringe benefit costs. We amortize such costs on a straight-line basis over the average benefit period, which is typically three years for new contracts and one year for renewals. We determine the average benefit period by considering both qualitative and quantitative factors, which include the estimated life of capitalized software development costs resulting from additional functionality to the Yext platform and estimated customer life, among other such factors. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
Stock-based compensation for all employee and non-employee stock-based awards, including restricted stock units and restricted stock, is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units and restricted stock are calculated based on the fair value of our common stock on the date of grant, while the fair value of stock options are calculated using a Black-Scholes option-pricing model.
Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock. The estimated forfeiture rate applied to employee awards is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. A higher forfeiture rate will result in an adjustment that will decrease stock-based compensation expense, whereas a lower forfeiture rate will result in an adjustment that will increase stock-based compensation expense. We do not apply a forfeiture rate assumption to value non-employee awards, given the nature of the services provided.
For our Employee Stock Purchase Plan ("ESPP"), we measure stock-based compensation expense at fair-value using a Black-Scholes option-pricing model, at the commencement of each offering period and recognize the expense over that offering period, which is generally six months. The key assumptions used in the Black-Scholes option-pricing model include a volatility assumption based on the historical volatility of our stock price and the risk-free rate assumption based on the U.S. treasury yield curve in effect at the commencement of the offering period or grant date. The dividend yield assumption is zero as we have not historically paid any dividends and do not expect to declare or pay any dividends in the foreseeable future.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of our deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
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
Leases
We enter into contracts in the normal course of business and assess whether any such contracts contain a lease. We classify leases as operating or financing in nature, and record the associated lease liability and right-of-use asset on our balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using incremental borrowing rates.
For each individual lease arrangement, we estimate an incremental borrowing rate at the commencement date. The incremental borrowing rate is determined based on what we would estimate to pay for a collateralized loan over a similar term and economic environment for each lease arrangement. As of January 31, 2020, a hypothetical 100 basis point change in our estimated incremental borrowing rates for our respective leases would have a less than 10% impact to the aggregated total operating lease liability on the consolidated balance sheet.
With respect to our operating lease arrangements, we account for lease components, and non-lease components that are fixed, as a single lease component in the measurement of operating lease liabilities and right-of-us assets. Non-lease components that are variable are expensed as incurred in the consolidated statement of operations and comprehensive loss. Lease arrangements with an initial term of 12 months or less are recognized on a straight-line basis over the lease term and are not recorded on the consolidated balance sheet.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2020 to have a material effect on our financial position or results of operations.
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
Interest Rate Risk
As of January 31, 2020, we had cash and cash equivalents of $256.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders’ and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 20, 2020 expressed an adverse opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its leases in 2020 due to its modified retrospective adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and the Company changed its method for recognizing revenue and costs to obtain revenue contracts in 2019 due to its modified retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Completeness and Measurement of Costs Capitalized to Obtain Revenue Contracts
Description of the Matter
The Company capitalized $41.4 million of costs to obtain revenue contracts during the year ended January 31, 2020. As described in Note 2 to the consolidated financial statements, capitalized costs are inclusive of sales commissions and any associated payroll taxes or fringe benefit costs that are incremental to obtain the contract with the customer but expected to be recoverable.

Auditing the costs capitalized to obtain contracts with the customers required complex auditor judgment and was especially challenging due to the material weakness identified by the Company and the impact it had on management’s evaluation of completeness and measurement of these costs. The Company has a high volume of sales commission plans with various underlying criteria and inputs used to calculate amounts capitalized to obtain contracts with the customers. The material weakness required an increased extent of audit effort to test the completeness and accuracy of inputs of the commission-eligible revenue contracts and measurement of incremental costs eligible for capitalization.

How We Addressed the Matter in Our Audit	We performed audit procedures that included, among others, assessing whether those costs capitalized were eligible costs and met the criteria of incremental and recoverable. For example, we tested a sample of commissions transactions by reviewing and assessing the underlying commission plan and tested the measurement of capitalized costs by recalculating the amount earned based on sales and contract data. We validated that each commission earned and capitalized was an incremental cost to obtain a revenue contract. To respond to the material weakness, we performed incremental audit procedures, for instance, by increasing our sample size related to commission transactions. Our procedures also included reconciling the capitalized commission population to sales commissions paid throughout the year. We performed a retrospective review of commission payments made subsequent to the balance sheet date related to commissions earned in the current fiscal year to test the completeness of costs capitalized.
Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue and unearned revenue of $298.8 million and $177.2 million, respectively, for the fiscal year ended and as of January 31, 2020. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

Auditing the timing and measurement of the Company's revenue recognition was especially challenging due to the volume of executed contracts and the assessment of the unique terms. This involved assessing the contractual terms and conditions of both new and modified contracts to determine the contract period, identifying all performance obligations, and determine if the transaction price expected to be received was fixed or variable.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the accounting for revenue. For example, we tested controls over the Company’s processes to evaluate contractual terms and conditions and determine the timing and amount of revenue to be recognized related to the performance obligations identified as services are transferred to the customer. This included testing relevant controls over the IT systems that are important to the initiation, processing and recording of revenue transactions.

We performed audit procedures that included, among others, reading a sample of revenue contracts to evaluate the contractual terms and conditions, identify performance obligations, assess the fixed and variable components to determine the transaction price, and assess the measurement and timing of revenue recognized and unearned revenue recorded as of year-end. We tested the revenue recognized and unearned revenue as of year-end through analytical procedures, including the recalculation of balances on a disaggregated basis. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditors since 2014.
New York, New York
March 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders’ and the Board of Directors of Yext, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Yext, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s processes to calculate, record and account for certain costs capitalized to obtain revenue contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Yext, Inc. as of January 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 20, 2020 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 20, 2020

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2020	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$256,076	$91,755
Marketable securities	—	51,021
Accounts receivable, net of allowances of $995 and $256, respectively	80,583	55,341
Prepaid expenses and other current assets	12,730	14,135
Costs to obtain revenue contracts, current	28,423	17,817
Total current assets	377,812	230,069
Restricted cash	12,100	—
Property and equipment, net	26,200	11,077
Operating lease right-of-use assets	111,973	—
Costs to obtain revenue contracts, non-current	26,051	18,366
Goodwill	4,534	4,660
Intangible assets, net	1,343	1,960
Other long term assets	3,607	996
Total assets	$563,620	$267,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,482	$44,236
Unearned revenue, current	176,806	135,544
Operating lease liabilities, current	8,640	—
Total current liabilities	244,928	179,780
Operating lease liabilities, non-current	115,187	—
Other long term liabilities	2,293	2,799
Total liabilities	362,408	182,579
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2020 and 2019; zero shares issued and outstanding at January 31, 2020 and 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2020 and 2019, respectively; 122,335,709 and 108,678,234 shares issued at January 31, 2020 and 2019, respectively; 115,830,375 and 102,172,900 shares outstanding at January 31, 2020 and 2019, respectively	122	109
Additional paid-in capital	636,008	398,882
Accumulated other comprehensive loss	(360)	(1,428)
Accumulated deficit	(422,653)	(301,109)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	201,212	84,549
Total liabilities and stockholders’ equity	$563,620	$267,128
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2020	2019	2018
Revenue	$298,829	$228,283	$170,201
Cost of revenue	77,030	57,413	44,095
Gross profit	221,799	170,870	126,106
Operating expenses:
Sales and marketing	218,076	158,845	126,980
Research and development	49,445	36,098	25,687
General and administrative	77,231	51,572	40,079
Total operating expenses	344,752	246,515	192,746
Loss from operations	(122,953)	(75,645)	(66,640)
Interest income	4,099	1,711	1,135
Interest expense	(308)	(143)	(359)
Other expense, net	(1,285)	(538)	(539)
Loss from operations before income taxes	(120,447)	(74,615)	(66,403)
(Provision for) benefit from income taxes	(1,097)	(222)	(162)
Net loss	$(121,544)	$(74,837)	$(66,565)

Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(0.76)	$(0.85)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	111,758,946	98,387,366	78,632,448

Other comprehensive income (loss):
Foreign currency translation adjustment	$1,197	$(75)	$492
Unrealized (loss) gain on marketable securities, net	(129)	280	(320)
Total comprehensive loss	$(120,476)	$(74,632)	$(66,393)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

						Accumulated			Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	(Deficit)
Balance, January 31, 2017	43,594	120,615	31,395	$38	$52,805	$(1,808)	$(166,885)	$(11,905)	$(127,755)
Initial public offering, net of issuance costs of $4,433	—	—	12,075	12	119,082	—	—	—	119,094
Conversion of preferred stock	(43,594)	(120,615)	43,594	44	120,571	—	—	—	120,615
Conversion of preferred stock warrant	—	—	—	—	1,435	—	—	—	1,435
Exercise of stock options	—	—	6,517	6	11,604	—	—	—	11,610
Exercise of common stock warrants	—	—	179	—	79	—	—	—	79
Vested restricted stock units converted to common shares	—	—	204	—	—	—	—	—	—
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,768	—	—	—	22,768
Other comprehensive income	—	—	—	—	—	172	—	—	172
Net loss	—	—	—	—	—	—	(66,565)	—	(66,565)
Balance, January 31, 2018	—	—	93,977	100	328,344	(1,636)	(233,450)	(11,905)	81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	—	3	7,178	—	7,181
Exercise of stock options	—	—	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	—	—	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	—	—	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	—	—	102,173	109	398,882	(1,428)	(301,109)	(11,905)	84,549
Common stock offering, net of issuance costs of $530	—	—	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	—	—	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	—	—	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	—	—	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	—	—	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2020	2019	2018
Operating activities:
Net loss	$(121,544)	$(74,837)	$(66,565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,069	6,813	5,123
Provision for bad debts	1,246	492	478
Stock-based compensation expense	67,770	44,233	22,360
Change in fair value of convertible preferred stock warrant liability	—	—	491
Amortization of operating lease right-of-use assets	11,124	—	—
Other, net	120	(83)	166
Changes in operating assets and liabilities:
Accounts receivable	(26,981)	(11,601)	(17,036)
Prepaid expenses and other current assets	268	(6,745)	(4,043)
Costs to obtain revenue contracts	(18,344)	(16,817)	(4,420)
Other long term assets	(2,629)	2	(358)
Accounts payable, accrued expenses and other current liabilities	8,267	17,626	695
Unearned revenue	42,345	47,004	31,753
Operating lease liabilities	(1,044)	—	—
Other long term liabilities	565	(847)	(1,053)
Net cash (used in) provided by operating activities	(30,768)	5,240	(32,409)
Investing activities:
Purchases of marketable securities	—	(52,916)	(110,644)
Maturities of marketable securities	51,197	86,320	20,154
Sales of marketable securities	—	—	6,041
Capital expenditures	(11,889)	(5,270)	(3,674)
Net cash provided by (used in) investing activities	39,308	28,134	(88,123)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	123,527
Proceeds from common stock offering, net of underwriting discounts and commissions	147,000	—	—
Payments of deferred offering costs	(530)	—	(4,263)
Proceeds from exercise of stock options	14,893	18,880	11,610
Proceeds from exercise of warrants	—	—	79
Repayments on Revolving Line	—	—	(5,000)
Payments of deferred financing costs	(260)	(159)	(99)
Proceeds, net from employee stock purchase plan withholdings	7,270	5,663	3,750
Net cash provided by financing activities	168,373	24,384	129,604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(492)	(370)	375
Net increase in cash, cash equivalents and restricted cash	176,421	57,388	9,447
Cash, cash equivalents and restricted cash at beginning of period	91,755	34,367	24,920
Cash, cash equivalents and restricted cash at end of period	$268,176	$91,755	$34,367
Supplemental disclosure of cash flow data:
Cash paid on interest	$41	$7	$74
Cash paid on income taxes	$531	$19	$994
Supplemental disclosures of non-cash investing and financing activities:
Non-cash capital expenditures in accounts payable, accrued expenses and other current liabilities	$9,194	$143	$209
Stock-based compensation for capitalized software in property and equipment, net	$1,416	$675	$408
Conversion of convertible preferred stock to common stock	$—	$—	$120,615
Conversion of convertible preferred stock warrants to common stock warrants	$—	$—	$1,435
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of January 31,

(in thousands)	2020	2019	2018
Cash and cash equivalents	$256,076	$91,755	$34,367
Restricted cash	12,100	—	—
Total cash, cash equivalents and restricted cash	$268,176	$91,755	$34,367
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company"), a search experience cloud company, puts businesses in control of their facts online by delivering brand-verified answers. The Yext platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. The Yext platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business' own website, as well as across approximately 175 service and application providers, which the Company refers to as its Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of the Company's key features, including Listings, Pages, and Answers, along with its other features and capabilities.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2020, for example, are to the fiscal year ended January 31, 2020.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts classified as deferred rent, current and deferred rent, non-current in the Form 10-K as of January 31, 2019, are now included in accounts payable, accrued expenses and other current liabilities and other long term liabilities, respectively, on the Company's consolidated balance sheet. In prior periods, amounts previously within Interest expense, net are now classified separately as Interest income and Interest expense, and amounts previously classified as Investment income are included within Interest income on the Company's consolidated statement of operations and comprehensive loss. The Company adopted on a modified retrospective basis Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") in its Form 10-K for the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. Results for the fiscal year ended January 31, 2018 continue to be reported in accordance with historical accounting standards under ASC 605.
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
The Company adopted on a modified retrospective basis ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") in its fourth quarter of the fiscal year ended January 31, 2019, the effects of which were recognized effective February 1, 2018. The Company recognizes revenue upon transfer of control of services to its customers in an amount that reflects the consideration it expects to receive in exchange for those services. The recognition of revenue is determined through application of the following five-step model:
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
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Yext platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
Prior to the adoption of this standard, during the fiscal year ended January 31, 2018, the Company recognized revenue when four basic criteria were met: (1) persuasive evidence exists of an arrangement with a customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability was assessed based on a number of factors, including the creditworthiness of a customer and transaction history.
Costs Capitalized to Obtain Revenue Contracts
In conjunction with the Company's modified retrospective adoption of ASU 2014-09, effective for the fiscal year ended January 31, 2019, the Company capitalizes costs of obtaining revenue contracts that are incremental and recoverable. Incremental costs primarily include sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under all customer contracts.
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, including the estimated life of capitalized software development costs resulting from additional functionality to the Yext platform and estimated customer life, among other such factors. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the fiscal years ended January 31, 2020 and January 31, 2019, the Company capitalized $41.4 million and $31.6 million of costs to obtain revenue contracts and amortized $23.1 million and $15.0 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $54.5 million and $36.2 million at January 31, 2020 and 2019, respectively. Prior to the adoption of this standard, during the fiscal year ended January 31, 2018, the Company only capitalized costs that were both direct and incremental to obtaining a revenue contract, and amortized such costs over the contract term.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Cost of revenue also includes Knowledge Network application provider fees, data center expense, depreciation expense, as well as operating and short-term lease expenses associated with the Company's office spaces.
Stock-Based Compensation
Stock-based compensation for all employee stock-based awards, including restricted stock units, restricted stock and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period. Prior to the Company's Initial Public Offering ("IPO"), the fair value of the Company’s common stock was determined by its Board of Directors.

The fair value of restricted stock units and restricted stock are estimated on the date of grant based on the fair value of the Company’s common stock. The fair value of employee stock options is estimated on the date of grant using a Black-Scholes option-pricing model.
Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock and four years for options. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised.
Stock-based compensation expense associated with the Company's Employee Stock Purchase Plan ("ESPP") is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.
The Company prospectively adopted ASU 2018-07 on February 1, 2019. As a result, the Company measures stock-based compensation associated with stock-based awards issued to non-employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period. The Company does not apply a forfeiture rate assumption to value such awards, given the nature of the services provided. Prior to adoption, during the fiscal years ended January 31, 2019 and 2018 stock-based compensation associated with stock-based awards issued to non-employees was re-measured each period until fully vested.
Advertising Expenses
Advertising costs include conferences and brand awareness events, including the Company's annual industry and customer event, ONWARD, and are expensed as incurred. Advertising expenses were $6.9 million, $6.1 million and $7.3 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
Research and Development
Research and development costs are expensed as incurred and consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Research and development costs also include operating and short-term lease expenses associated with the Company's office facilities. Research and development costs exclude capitalized software development costs.
Capitalized Software Development Costs
The Company capitalizes certain software development costs, including elements of stock-based compensation, incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage. These costs are recognized on a straight-line basis over an estimated useful life of two to three years and are included as depreciation expense in the consolidated statement of operations and comprehensive loss.
Capitalized software development costs, net, included in property and equipment, net, were $4.4 million and $2.6 million as of January 31, 2020 and 2019, respectively. Depreciation expense related to capitalized software development costs of $2.7 million, $2.2 million and $1.2 million were recognized in the statement of operations and comprehensive loss during the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
The Company prospectively early adopted ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" on February 1, 2019. The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract ("cloud computing arrangement") with the requirements for capitalizing implementation costs incurred for an internal-use software license. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $1.2 million as of January 31, 2020. No amortization expense associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended January 31, 2020.
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
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. See Note 12 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties related to uncertain tax positions within the (provision for) benefit from income taxes on the consolidated statement of operations and comprehensive loss.
Convertible Preferred Stock Warrant Liability
The Company had freestanding warrants to purchase its convertible preferred stock which were remeasured to fair value at the balance sheet date and for which changes were recognized in other expense within the consolidated statements of operations and comprehensive loss in such periods. In April 2017, upon the closing of the Company’s IPO, all of the Company's outstanding warrants were exercised for 110,937 shares of common stock. See Note 10 "Equity" for further discussion.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock and restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. See Note 15 "Net Loss Per Share Attributable to Common Stockholders" for further discussion.
Foreign Currency
The functional currency of the Company’s international subsidiaries is generally the local currency. The Company translates the financial statements of its international subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included within other expense, net in the consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk may include cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2020 and 2019, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Marketable Securities
The Company's investments in marketable securities have consisted of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. These investments are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of interest income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the length of time and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2018	$231
Additions	492
Deductions - write offs	(467)
Allowance for doubtful accounts as of January 31, 2019	256
Additions	1,246
Deductions - write offs	(507)
Allowance for doubtful accounts as of January 31, 2020	$995
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Furniture and fixtures have an estimated useful life of five years, while office equipment and computer software, which include capitalized software development costs, see "capitalized software development costs" section of this Note for further information, have an estimated useful life of two to three years. Leasehold improvements and assets held under operating leases are depreciated over the shorter of the term of the lease or their useful life. Upon retirement or sale of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.
Leases
Effective February 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic ASC 842)" ("ASU 2016-02"), utilizing the modified retrospective adoption approach. The Company elected the package of practical expedients to not reassess prior conclusions related to lease identification, classification, and initial direct costs, and did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred as in the statement of operations and comprehensive loss. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less ("short-term leases") on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.
Prior to adoption, during the fiscal years ended January 31, 2019 and 2018, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” The Company’s goodwill is evaluated at the entity level as it is determined there is one reporting unit. The Company performs its annual impairment test on November 1st of each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the value of the Company’s enterprise value for a sustained period.
The Company’s intangible assets with definite lives, which include customer relationships and domains, are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment.” The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements.
Deferred Financing Costs
Financing costs incurred with securing a revolving line of credit are deferred and amortized to interest expense over the term of the agreement. Financing costs associated with revolving credit arrangements are deferred, regardless of whether a balance is outstanding. The Company includes deferred financing costs in prepaid and other current assets or other long term assets on the consolidated balance sheet.
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
Recent Accounting Pronouncements
New Accounting Standard To Be Adopted - ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." This standard changes the impairment model for most financial assets, which includes the Company’s accounts receivables and certain potential financial instruments. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company plans to adopt this standard on February 1, 2020 and does not expect it to have a material effect on the Company's consolidated financial statements.
New Accounting Standard To Be Adopted - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt this standard on February 1, 2021 and is currently evaluating the effect on the Company's consolidated financial statements.
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

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
North America	$245,629	$197,285	$155,966
International	53,200	30,998	14,235
Total revenue	$298,829	$228,283	$170,201
North America revenue is predominantly attributable to the United States, but also includes Canada. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 82%, 85%, and 89% of total revenue, and revenue attributable to Switzerland, which serves as one of the Company's contracting entities for Europe, represented 14%, less than 10%, and less than 10% of total revenue, respectively, for the fiscal years ended January 31, 2020, 2019, and 2018. No other countries represented more than 10% percent of total revenue during the fiscal years ended January 31, 2020, 2019, and 2018.
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
The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 5% and 4% of the Company's total revenue for the fiscal years ended January 31, 2020 and 2019, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2020 and 2019, unearned revenue, current was $176.8 million and $135.5 million and unearned revenue, non-current was $0.4 million and $0.1 million, respectively, and were included within Other long term liabilities on the Company's consolidated balance sheet. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as Unearned revenue, current, and the remaining portion is classified within Other long term liabilities in the Company’s consolidated balance sheet.
Revenue recognized of $135.2 million during the fiscal year ended January 31, 2020 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2020 and 2019, customer deposits of $0.9 million and $1.1 million were included in Accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Prior to the adoption of ASU 2014-09, during the fiscal year ended January 31, 2018, the Company categorized unearned revenue and customer deposits within Deferred revenue. Deferred revenue consisted of billings or payments received in advance of revenue recognition from contracts, irrespective of whether cancelable or non-cancelable in nature.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2020, the Company had $328.1 million of remaining performance obligations, of which $309.7 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2019, the Company had $262.0 million of remaining performance obligations.
4. Investments in Marketable Securities
As of January 31, 2020, the Company had no marketable securities on its consolidated balance sheet. The following table summarize the Company's investments in marketable securities as of January 31, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,949	$—	$(28)	$16,921
U.S. treasury securities	34,112	—	(12)	34,100
Total marketable securities	$51,061	$—	$(40)	$51,021

The Company classifies interest income on investments in marketable securities, amortization of premiums and accretion of discounts, realized gains and losses and other-than-temporary declines in fair value on securities available for sale within Interest income in the statement of operations and comprehensive loss.
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
The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	January 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$190,774	$—	$—	$190,774
Restricted Cash:
Money market funds	12,100	—	—	12,100
Total cash equivalents and restricted cash	$202,874	$—	$—	$202,874

	January 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds (1)	$42,021	$—	$—	$42,021
Marketable securities:
Corporate bonds	—	16,921	—	16,921
U.S. treasury securities	—	34,100	—	34,100
Total cash equivalents and marketable securities	$42,021	$51,021	$—	$93,042
(1) Included in cash and cash equivalents on the consolidated balance sheets.

The Company's cash equivalents, restricted cash and marketable securities for the periods presented were valued using quoted market prices, or alternative pricing sources and models utilizing observable market inputs, and accordingly, were classified as Level 1 or Level 2, respectively.

6. Goodwill and Intangible Assets
Goodwill
As of January 31, 2020 and 2019, the Company had goodwill of $4.5 million and $4.7 million, respectively. The changes to goodwill during these periods were due to foreign currency translation adjustments.
The Company conducted its annual impairment test for goodwill as of November 1st for each of the fiscal years ended January 31, 2020 and 2019. As a result of the annual tests and interim impairment assessments, the Company determined that goodwill was not impaired and that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the fiscal years ended January 31, 2020 and 2019 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
The following table summarizes the Company's intangible assets with remaining net book value as of the following periods:

January 31, 2020
(in thousands)	Gross Fair Value	Accumulated Amortization	Foreign Currency Impact	Net Book Value	Weighted Average Remaining Useful Life
Domains	$365	$(99)	$—	$266	11.0
Customer relationships	5,256	(2,946)	(1,233)	1,077	1.9
Intangible assets as of January 31, 2020	$5,621	$(3,045)	$(1,233)	$1,343	3.7

January 31, 2019
(in thousands)	Gross Fair Value	Accumulated Amortization	Foreign Currency Impact	Net Book Value	Weighted Average Remaining Useful Life
Domains	$365	$(75)	$—	$290	12.0
Customer relationships	5,256	(2,371)	(1,233)	1,652	2.9
Trade names and trademarks	112	(84)	(10)	18	0.9
Intangible assets as of January 31, 2019	$5,733	$(2,530)	$(1,243)	$1,960	4.2
For the fiscal years ended January 31, 2020, 2019 and 2018, amortization expense related to intangible assets totaled $0.6 million, $0.6 million and $0.7 million, respectively.
As of January 31, 2020, the future amortization expense of intangible assets was as follows (in thousands):

Fiscal year ending January 31,
2021	$587
2022	540
2023	24
2024	24
2025	24
2026 and thereafter	144
Total	$1,343

7. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2020	January 31, 2019
Furniture and fixtures	$1,347	$719
Office equipment	9,966	7,662
Leasehold improvements	15,170	13,090
Computer software	10,099	6,461
Construction in progress	13,812	144
Software in progress	961	697
Total property and equipment	51,355	28,773
Less: accumulated depreciation	(25,155)	(17,696)
Total property and equipment, net	$26,200	$11,077
Construction in progress consists primarily of leasehold improvements related to operating lease arrangements. Software in progress consists of costs incurred in connection with additional functionality to the Yext platform.
As of January 31, 2020 and 2019, more than 80% of the Company’s total property and equipment, net was attributable to the United States, and no other country represented more than 10% of the total property and equipment, net as of those periods. For the fiscal years ended January 31, 2020, 2019 and 2018, depreciation expense was $7.5 million, $6.2 million and $4.4 million, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2020	January 31, 2019
Accounts payable	$9,599	$8,025
Accrued employee compensation	20,622	19,029
Accrued capital expenditures	7,002	143
Accrued Knowledge Network application provider fees	5,561	2,508
Accrued professional services and associated costs	3,077	2,198
Accrued sales and use tax	1,185	2,206
Accrued employee stock purchase plan withholdings liability	3,277	2,635
Customer deposits	901	1,144
Other current liabilities	8,258	6,348
Total accounts payable, accrued expenses and other current liabilities	$59,482	$44,236

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
        The 2008 Plan was terminated in connection with the adoption of the Company's 2016 Equity Incentive Plan (the "2016 Plan") in December 2016, and since the 2008 Plan termination the Company has not granted and will not grant any additional awards under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,086,916 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2020, the number of shares available for future award under the 2016 Plan is 436,457.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2019	15,977,235	$6.54	6.40	$144,934
Granted	—	$—
Exercised	(3,307,708)	$4.49
Forfeited or canceled	(298,273)	$7.72
Balance, January 31, 2020	12,371,254	$7.05	5.53	$98,028
Vested and expected to vest	12,365,021	$7.05	5.53	$97,981
Exercisable at January 31, 2020	10,249,816	$6.63	5.19	$85,635
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2019	5,023,782	$4.35
Granted	—	$—
Vested	(2,604,077)	$3.99
Forfeited	(298,267)	$4.03
Balance as of January 31, 2020	2,121,438	$4.83
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2020. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $48.0 million, $79.4 million and $60.3 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
No options were granted during the fiscal years ended January 31, 2020 and 2019. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2018 was $5.79 per share.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	7,703,705	$16.07
Granted	6,770,144	$18.71
Vested and converted to shares	(2,962,280)	$16.04
Forfeited or canceled	(1,600,840)	$18.81
Balance as of January 31, 2020	9,910,729	$17.44

Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2019, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,021,729 shares. As of January 31, 2020, a total of 2,375,320 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on September 16, 2019 and will end on March 16, 2020. As of January 31, 2020, 284,222 shares are estimated to be purchased at the end of the offering period and $3.3 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares estimated to be purchased at commencement of an ESPP offering period were as follows:

	Fiscal year ended January 31,
	2020	2019	2018
Expected life (years)	0.50	0.50	0.92
Expected volatility	42.41% - 60.86%	34.41% - 45.09%	38.30%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	1.93% - 2.52%	1.95% - 2.35%	1.02%
The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumptions based on the average of the historical volatility for a sample of comparable companies for the offering periods beginning April 13, 2017 and March 15, 2018. Effective with the offering period beginning September 17, 2018, the Company determined it had sufficient historical information and estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at commencement of the offering period. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
During the fiscal years ended January 31, 2020, 2019 and 2018, the Company recorded $2.7 million, $2.1 million and $1.3 million, respectively, of stock-based compensation expense associated with the ESPP. As of January 31, 2020, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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
Stock-Based Compensation Expense
Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis net of estimated forfeitures over the requisite service period in the consolidated statements of operations and comprehensive loss.

The Company's stock-based compensation expense for the periods presented was as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,115	$2,915	$1,459
Sales and marketing	31,421	22,519	11,121
Research and development	13,212	8,475	3,756
General and administrative	19,022	10,324	6,024
Total stock-based compensation expense	$67,770	$44,233	$22,360
General and administrative stock-based compensation expense for the fiscal year ended January 31, 2020 included a $3.6 million one-time RSU cancellation-related expense.
As of January 31, 2020, there was approximately $165.7 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average vesting period of approximately 2.95 years. During the fiscal years ended January 31, 2020, 2019 and 2018, the Company capitalized $1.4 million, $0.7 million and $0.4 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform.
No options were granted during the fiscal years ended January 31, 2020 and 2019. The fair value of the Company’s stock options granted during the fiscal year ended January 31, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions: (i) an expected life of 6.08 years based upon the simplified method for employee grants, as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate its expected term due to the limited period of time its equity shares have been publicly traded; (ii) an expected volatility range of 46.39% - 48.77% based on the average of the historical volatility for a sample of comparable companies; (iii) a risk-free rate range of 1.87% - 2.70% based on the U.S. treasury yield curve in effect at the time of the grants; and, (iv) a dividend yield of zero, as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
10. Equity
Common Stock Offering
On March 20, 2019, the Company closed a common stock offering, in which it issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters' option to purchase additional shares. The price per share to the public was $21.50. The Company received aggregate proceeds of $147.0 million from this offering, net of underwriters' discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recorded in additional paid in capital in its consolidated statements of convertible preferred stock and stockholders' equity (deficit).
Convertible Preferred Stock
In April 2017, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 43,594,753 shares of common stock and all outstanding warrants exercisable for shares of convertible preferred stock automatically converted into warrants exercisable for 110,937 shares of common stock. At that time, a final fair value adjustment of $0.5 million was recorded to other expense, net and the remaining preferred stock warrant liability of $1.4 million was reclassified to stockholders' equity.
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2020 and 2019, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

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
Treasury Stock
As of January 31, 2020 and 2019, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's consolidated balance sheets.
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
The Company is obligated to pay ongoing commitment fees at a rate equal to 0.25% for the Revolving Line and 1.75% for any issued letters of credit. Subject to certain terms of the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Line at any time during the term of the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on one-half of one percent (0.50%) above the prime rate. The prime rate is defined as the rate of interest per annum from time to time published in the money rate section of the Wall Street Journal.
        The Credit Agreement contains certain customary affirmative and negative covenants, including an adjusted quick ratio of at least 1.25 to 1.00, minimum revenue, subject to annual updates, a limit on the Company's ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company's activities each defined specifically in the agreement.
In April 2019, in connection with the leasing of office space in New York, NY, the Company established back-to-back standby letters of credit for $12.1 million. The arrangement expires September 30, 2031, and is fully secured by a $12.1 million cash deposit. Such cash is restricted as to its withdrawal and usage as of January 31, 2020, and accordingly, is classified as a restricted cash asset on the Company's consolidated balance sheet. There were no significant financing costs associated with this transaction.
As of January 31, 2020, the Company was in compliance with all of its debt covenants. As of such date, the $15.0 million Revolving Line was fully available, and the $7.0 million Letter of Credit had $6.9 million allocated as security in connection with various office space.
Subsequent to the fiscal year ended January 31, 2020, on March 11, 2020, the Company replaced its existing Credit Agreement and entered into a new credit agreement with Silicon Valley Bank (the “March 2020 Credit Agreement”).
The March 2020 Credit Agreement provides for a senior secured revolving loan facility of up to $50.0 million that matures three years after the effective date, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The three-year revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
Under the March 2020 Credit Agreement, loans bear interest, at the Company's option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on the Company's average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on the Company's average daily usage of the revolving loan facility.
The obligations under the March 2020 Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company's material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The March 2020 Credit Agreement contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require the Company to maintain the year-over-year growth rate of its ordinary course recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.

12. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Domestic	$(63,390)	$(64,653)	$(58,875)
International	(57,057)	(9,962)	(7,528)
Loss from operations before income taxes	$(120,447)	$(74,615)	$(66,403)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(19)	$(19)	$—
State	(120)	(91)	—
International	(1,051)	(155)	(291)
Total current	(1,190)	(265)	(291)
Deferred:
Federal	—	—	100
State	—	—	—
International	93	43	29
Total deferred	93	43	129
Total (provision for) benefit from income taxes	$(1,097)	$(222)	$(162)
The Company reconciled its income taxes at the federal statutory income tax rate to the (provision for) benefit from income taxes included within its consolidated statements of operations and comprehensive loss. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
U.S. federal tax (provision) benefit at statutory rate	$25,294	$15,669	$21,849
State taxes, net of federal (provision) benefit	4,124	6,499	1,766
Foreign tax rate differential	970	448	(637)
Non-deductible expenses	(2,967)	(1,737)	(3,503)
Change in valuation allowance	(24,377)	(37,808)	1,599
Rate change	(7,017)	7	(21,580)
Excess tax benefits from stock-based compensation	6,519	16,847	—
Return to provision adjustment	(2,323)	(337)	(93)
Other, net	(1,320)	190	437
Total (provision for) benefit from income taxes	$(1,097)	$(222)	$(162)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The components of the Company's deferred income taxes were as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$102,064	$76,259
Stock-based compensation	9,285	7,710
Allowance for doubtful accounts	255	65
Operating lease liability	29,280	758
Accrued expenses	1,974	2,081
Unearned revenue	26	26
Property and equipment	730	414
Intangible assets	—	712
Other	208	133
Total deferred tax assets	143,822	88,158
Less: valuation allowance	(105,277)	(80,901)
Deferred tax assets, net of valuation allowance	38,545	7,257
Deferred tax liabilities:
Prepaid expenses	—	(57)
Intangible assets	(1,479)	—
Costs to obtain revenue contracts	(9,767)	(6,966)
Operating lease right-of-use assets	(26,518)	—
Other	(686)	(231)
Total deferred tax liabilities	(38,450)	(7,254)
Net deferred tax asset (liability)	$95	$3
As of January 31, 2020, for federal income tax purposes, the Company had $361.3 million of gross U.S. federal NOL carryforwards, with pre-2018 NOL expiring starting in fiscal 2028 and others indefinitely carried forward.
As of January 31, 2020, for state income tax purposes, the Company had $15.5 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal 2024 through fiscal 2039. As of January 31, 2020, the Company had $10.7 million of tax-effected foreign NOL carryforwards which expires starting in fiscal 2025.
Utilization of the Company’s NOL carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2020, the valuation allowance increased $24.4 million from approximately $80.9 million to $105.3 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. During the fiscal year ended January 31, 2019, the valuation allowance increased $37.8 million from approximately $43.1 million to $80.9 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to income taxes and withholding taxes, the determination of which is not practical as it is dependent on the amount of tax losses or other tax attributes available at the time of repatriation.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2020, 2019, and 2018 is as follows:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Beginning of period	$233	$233	$233
Tax positions taken in prior period:
Gross increases	262	—	—
Gross decreases	(8)	—	—
Tax positions taken in current period
Gross increases	13	—	—
Currency translation effect	(7)	—	—
End of period	$493	$233	$233
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the (provision for) benefit from income taxes and recognized less than $0.1 million for interest and penalties in each of the fiscal years ended January 31, 2020, 2019, and 2018. As of January 31, 2020, 2019, and 2018 accrued unrecognized tax benefits were $0.5 million, $0.2 million, and $0.2 million, respectively, and if recognized would reduce the (provision for) benefit from income taxes, and the Company's effective tax rate. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
13. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2020, the Company had $8.6 million of operating lease liabilities, current, $115.2 million of operating lease liabilities, non-current, $112.0 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases as discussed in Note 2, "Summary of Significant Accounting Policies", and had a weighted-average remaining lease term of 10.1 years and a weighted-average discount rate of 5.8%, as of January 31, 2020. During the fiscal year ended January 31, 2020, the Company entered into new operating lease arrangements for office space, including in Rosslyn, VA, London, UK and New York, NY, each of which have expiration dates subsequent to the fiscal year ending January 31, 2025.
During the fiscal year ended January 31, 2020, the Company recognized $21.2 million of lease expense, which consisted of operating lease expense of $16.8 million, short-term lease expense of $2.2 million, and variable lease expense of $2.2 million, respectively. During the fiscal year ended January 31, 2020, the Company paid $7.5 million for amounts included in the measurement of lease liabilities and obtained $110.2 million of operating lease right-of-use assets in exchange for lease obligations. During the fiscal years ended January 31, 2019 and 2018, rent expense was $7.3 million and $6.3 million, respectively.
The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2020, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2021	$11,881
2022	17,857
2023	17,826
2024	17,558
2025	17,148
2026 and thereafter	111,158
Total gross operating lease payments	193,428
Less: tenant allowances	(17,271)
Total net operating lease payments	176,157
Less: imputed interest	(52,330)
Total lease liabilities, reflecting the present value of net lease payments	$123,827

14. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's obligations primarily relate to its contractual operating lease arrangements for office space, as well as its other obligations, including contracts with its Knowledge Network application providers, which generally have a term of one year, and software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2021 and 2035.
As of January 31, 2020, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021	$13,688	$33,686
2022	19,238	7,716
2023	19,321	5,211
2024	19,052	1,537
2025	18,534	1,457
2026 and thereafter	112,238	2,860
Total	$202,071	$52,467
Performance Bond
The Company's operating lease arrangement associated with office space in New York, NY requires a performance bond to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. As of January 31, 2020, the Company has not executed or issued a performance bond and no payments have been made.
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

15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(121,544)	$(74,837)	$(66,565)
Denominator:
Weighted-average common shares outstanding	111,758,946	98,387,366	78,632,448
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(0.76)	$(0.85)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2020	2019	2018
Options to purchase common stock	12,371,254	15,977,235	22,512,856
Restricted stock and restricted stock units	9,910,729	7,703,705	4,457,585
Shares estimated to be purchased under ESPP	284,222	176,241	482,988
Total anti-dilutive common equivalent shares	22,566,205	23,857,181	27,453,429

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2020 and 2019 was as follows:

	Three months ended
(in thousands, except per share data)	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019
Revenue	$81,378	$76,370	$72,373	$68,708
Gross profit	$60,456	$56,004	$53,104	$52,235
Loss from operations	$(30,563)	$(42,833)	$(30,297)	$(19,260)
Net loss	$(30,577)	$(42,717)	$(29,291)	$(18,959)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.38)	$(0.26)	$(0.18)

	Three months ended
(in thousands, except per share data)	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018
Revenue	$63,759	$58,613	$54,923	$50,988
Gross profit	$48,118	$43,727	$40,837	$38,188
Loss from operations	$(16,223)	$(23,012)	$(19,504)	$(16,906)
Net loss	$(15,460)	$(22,940)	$(19,396)	$(17,041)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.23)	$(0.20)	$(0.18)

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 31, 2020 due to the material weakness related to the processes to calculate, record and account for sales commissions as described below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that as of January 31, 2020 the Company has not maintained effective internal control over financial reporting as a result of a material weakness associated with the Company’s processes to calculate, record and account for sales commissions. The identified deficiencies include controls related to reliance on certain outsourced IT service providers used in the processes to calculate, record and account for sales commissions and the related business process controls that rely upon information that was subject to the outsourced IT service providers’ control environment. Management has determined that the aggregate impact of these ineffective controls resulted in a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial results. We have begun to develop remediation plans for these material weaknesses which are described below under “Remediation Activities”.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of January 31, 2020, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in IT general controls. The deficiencies in IT general controls also resulted in a conclusion that manual controls that rely on data produced by and maintained within these affected information technology systems and automated controls within these affected information technology systems across several of our significant classes of transactions were ineffective. Based on the nature of these deficiencies in IT general controls, management concluded that the two material weaknesses from fiscal years prior to 2019 related to the revenue recognition process and financial close continued to exist as of January 31, 2019.
In fiscal year 2020, we worked to remediate the identified deficiencies in internal control over financial reporting identified above as described below:
•Improved the operation and monitoring of control activities and procedures associated with logical security and program change management for information technology systems relevant to the financial reporting process

•Improved the operation and monitoring of computer operations control activities to track appropriate processing of jobs in the affected IT systems
•Revised policies and processes and implemented a training program for information technology resources to reinforce adherence to IT General Control activities
•Implemented additional detective controls and strengthened existing controls across several processes relevant to revenue accounting and financial reporting
We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements and have concluded that with the exception of the material weakness related to the processes to calculate, record and account for sales commissions, as described above, all other previously disclosed material weaknesses have been remediated as of January 31, 2020.
Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation Activities
We are working to remediate the identified deficiencies in internal control over financial reporting relating to processes to calculate, record and account for sales commissions that resulted in a material weakness. Specifically, we are:
•Identifying new IT outsourced service providers and implementing new information technology systems to calculate, record and account for sales commissions
•Improving the design of processes and controls related to the calculation, recording and accounting for sales commissions
We believe we are making progress toward achieving the effectiveness of our internal controls over financial reporting and disclosure controls; however we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020 ("Proxy Statement") and is incorporated herein by reference
Information about our named executive officers is reported under the caption “Executive Officers ” in our Proxy Statement and is incorporated herein by reference.
Information on beneficial ownership reporting compliance can be found under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement and is incorporated herein by reference.
Our Board of Directors has adopted a Code of Business Conduct and Ethics, which establishes the standards of ethical conduct applicable to all directors, officers and employees of our Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal controls over financial reporting, corporate opportunities and confidentiality requirements. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at investors.yext.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by SEC applicable rules and regulations. The inclusion of our website address in this annual report does not include or incorporate by reference into this annual report the information on or accessible through our website.
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
Item 11. Executive Compensation
Information about the compensation of our directors and named executive officers, compensation committee interlocks and the compensation committee report can be found in our Proxy Statement under the caption “Directors and Corporate Governance – Compensation of Non-Employee Directors,” “– Compensation Committee Interlocks,” “– Compensation Risk Management” and “Executive Compensation” and is incorporated herein by reference.
Information about the Compensation Committee Report can be found in our Proxy Statement under the caption "Compensation Committee Report" and is incorporated herein by reference.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11	Agreement of Lease, dated May 24, 2012, by and between the Registrant and 1 Madison Office Fee LLC.	S-1	333-216642	10.11	3/13/2017
10.12	Lease dated May 15, 2014 by and between the Registrant and Credit Suisse (USA) Inc.	S-1	333-216642	10.12	3/13/2017
10.13	Outside Director Compensation Policy.	S-1/A	333-216642	10.13	3/17/2017
10.14	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017

10.15	Form of Employment Agreement with the executive officers of the Registrant.	S-1/A	333-216642	10.15	3/17/2017
10.16	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019
10.17	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2020 and 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as of January 31, 2020, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2020, 2019 and 2018 and (v) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 20, 2020	Yext, Inc.
	By:	/s/ Steven Cakebread
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

Signature	Title	Date

/s/ Howard Lerman	Chief Executive Officer and Director	March 20, 2020
Howard Lerman	(Principal Executive Officer)

/s/ Steven Cakebread	Chief Financial Officer	March 20, 2020
Steven Cakebread	(Principal Financial Officer)

/s/ Darryl Bond	Chief Accounting Officer	March 20, 2020
Darryl Bond	(Principal Accounting Officer)

/s/ Brian Distelburger	President and Director	March 20, 2020
Brian Distelburger

/s/ Jesse Lipson	Director	March 20, 2020
Jesse Lipson

/s/ Julie Richardson	Director	March 20, 2020
Julie Richardson

/s/ Andrew Sheehan	Director	March 20, 2020
Andrew Sheehan

/s/ Michael Walrath	Director	March 20, 2020
Michael Walrath

/s/ Seth Waugh	Director	March 20, 2020
Seth Waugh

/s/ Tamar Yehoshua	Director	March 20, 2020
Tamar Yehoshua