Form 10-Q
period 2020-04-30
Yext, Inc.
filed 2020-06-09
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of June 1, 2020, the registrant had 117,723,196 shares of common stock, $0.001 par value per share outstanding.

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
•the effect of the novel coronavirus ("COVID-19") pandemic, including the effect of governmental restrictions and regulations as well as precautionary measures undertaken by businesses, on our business, operations, and financial results and the business and operations of our customers and potential customers;
•our beliefs, objectives and strategies for future operations, including plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•our ability to increase sales of our products;
•maintaining and expanding our end-customer base and our relationships with our Knowledge Network;
•the timing of our exit of our corporate headquarters in New York, NY and the resulting impact on our results of operations;
•the timing and size of capital expenditures related to certain leasehold improvements and other fixed assets; and
•sufficiency of cash to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$248,796	$256,076
Accounts receivable, net of allowances of $1,741 and $995, respectively	47,308	80,583
Prepaid expenses and other current assets	17,202	12,730
Costs to obtain revenue contracts, current	28,143	28,423
Total current assets	341,449	377,812
Restricted cash	—	12,100
Property and equipment, net	49,033	26,200
Operating lease right-of-use assets	114,101	111,973
Costs to obtain revenue contracts, non-current	22,694	26,051
Goodwill	4,494	4,534
Intangible assets, net	1,148	1,343
Other long term assets	3,871	3,607
Total assets	$536,790	$563,620
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$55,799	$59,482
Unearned revenue, current	152,565	176,806
Operating lease liabilities, current	8,796	8,640
Total current liabilities	217,160	244,928
Operating lease liabilities, non-current	123,109	115,187
Other long term liabilities	2,610	2,293
Total liabilities	342,879	362,408
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2020 and January 31, 2020; zero shares issued and outstanding at April 30, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2020 and January 31, 2020; 124,029,508 and 122,335,709 shares issued at April 30, 2020 and January 31, 2020, respectively; 117,524,174 and 115,830,375 shares outstanding at April 30, 2020 and January 31, 2020, respectively	124	122
Additional paid-in capital	659,262	636,008
Accumulated other comprehensive loss	(1,693)	(360)
Accumulated deficit	(451,877)	(422,653)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	193,911	201,212
Total liabilities and stockholders’ equity	$536,790	$563,620

See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2020	2019
Revenue	$85,351	$68,708
Cost of revenue	21,184	16,473
Gross profit	64,167	52,235
Operating expenses:
Sales and marketing	58,520	46,398
Research and development	14,378	9,906
General and administrative	20,458	15,191
Total operating expenses	93,356	71,495
Loss from operations	(29,189)	(19,260)
Interest income	468	906
Interest expense	(137)	(53)
Other expense, net	(84)	(206)
Loss from operations before income taxes	(28,942)	(18,613)
(Provision for) benefit from income taxes	(282)	(346)
Net loss	$(29,224)	$(18,959)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.18)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,606,835	106,453,558

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,333)	$314
Unrealized gain on marketable securities, net	—	35
Total comprehensive loss	$(30,557)	$(18,610)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	115,830	122	636,008	(360)	(422,653)	(11,905)	201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	$124	$659,262	$(1,693)	$(451,877)	$(11,905)	$193,911
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2020	2019
Operating activities:
Net loss	$(29,224)	$(18,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,045	1,941
Bad debt expense	759	40
Stock-based compensation expense	17,372	13,216
Amortization of operating lease right-of-use assets	3,457	1,578
Other, net	190	(32)
Changes in operating assets and liabilities:
Accounts receivable	32,395	22,195
Prepaid expenses and other current assets	(5,064)	60
Costs to obtain revenue contracts	3,465	(365)
Other long term assets	(479)	(1,913)
Accounts payable, accrued expenses and other current liabilities	(4,650)	(6,338)
Unearned revenue	(24,161)	(9,708)
Operating lease liabilities	2,679	(1,242)
Other long term liabilities	559	346
Net cash (used in) provided by operating activities	(657)	819
Investing activities:
Maturities of marketable securities	—	24,697
Capital expenditures	(21,275)	(831)
Net cash (used in) provided by investing activities	(21,275)	23,866
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	—	147,000
Payments of deferred offering costs	—	(208)
Proceeds from exercise of stock options	1,879	5,000
Payments of deferred financing costs	(394)	(163)
Proceeds, net from employee stock purchase plan withholdings	1,483	1,868
Net cash provided by financing activities	2,968	153,497
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(416)	(174)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,380)	178,008
Cash, cash equivalents and restricted cash at beginning of period	268,176	91,755
Cash, cash equivalents and restricted cash at end of period	$248,796	$269,763
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	April 30, 2020	April 30, 2019
Cash and cash equivalents	$248,796	$257,663
Restricted cash	—	12,100
Total cash, cash equivalents and restricted cash	$248,796	$269,763
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2021, for example, are to the fiscal year ending January 31, 2021.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 20, 2020 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2021, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk may include cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At April 30, 2020 and January 31, 2020, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2020 and 2019, respectively.
Recent Accounting Pronouncements
Adoption of New Accounting Standard - ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." The new model uses a forward-looking expected loss method, which requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information, and requires expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted this standard on February 1, 2020, and the application of the new forward-looking expected loss model to the allowance for doubtful accounts did not have a material effect on its condensed consolidated financial statements.
New Accounting Standard To Be Adopted - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt this standard on February 1, 2021 and is currently evaluating the effect on the Company's condensed consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 7% and less than 5% of the Company's total revenue for the three months ended April 30, 2020 and 2019, respectively.
Geographic Region
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

	Three months ended April 30,
(in thousands)	2020	2019
North America	$69,227	$56,512
International	16,124	12,196
Total revenue	$85,351	$68,708
North America revenue is predominantly attributable to the United States, but also includes Canada. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 81% and 82% of total revenue for the three months ended April 30, 2020 and 2019, respectively. Its revenue attributable to Switzerland, which serves as one of the Company's contracting entities for Europe, represented 15% and 12% of total revenue for the three months ended April 30, 2020 and 2019, respectively. No other countries represented more than 10% of total revenue for the three months ended April 30, 2020 and 2019, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2020, unearned revenue, current was $152.6 million and unearned revenue, non-current was $0.2 million and included within other long term liabilities on the Company's condensed consolidated balance sheet. Revenue recognized of $70.9 million during the three months ended April 30, 2020 was included in unearned revenue at the beginning of the period.

Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2020 and January 31, 2020, customer deposits of $1.5 million and $0.9 million were included in Accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2020, the Company had $293.8 million of remaining performance obligations, of which $277.8 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2020, the Company had $328.1 million of remaining performance obligations.
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
As of April 30, 2020 and January 31, 2020, the Company had money market funds included in cash and cash equivalents of $168.8 million and $190.8 million, respectively, as well as money market funds included in restricted cash of $12.1 million as of January 31, 2020. These assets were valued using quoted market prices and accordingly were classified as Level 1.
5. Goodwill and Intangible Assets
Goodwill
As of April 30, 2020 and January 31, 2020, the Company had goodwill of $4.5 million for each period.
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
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2020 and 2019 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of April 30, 2020 and January 31, 2020, the Company had intangible assets, net of $1.1 million and $1.3 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2020 and 2019 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million for each of the three months ended April 30, 2020 and 2019.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2020	January 31, 2020
Furniture and fixtures	$1,317	$1,347
Office equipment	10,411	9,966
Leasehold improvements	14,996	15,170
Computer software	10,099	10,099
Construction in progress	37,425	13,812
Software in progress	1,714	961
Total property and equipment, gross	75,962	51,355
Less: accumulated depreciation	(26,929)	(25,155)
Total property and equipment, net	$49,033	$26,200
Construction in progress consists primarily of leasehold improvements related to operating lease arrangements for office space. Software in progress consists of costs incurred in connection with additional functionality to the Yext platform.
As of April 30, 2020 and January 31, 2020, more than 80% of the Company's total property and equipment, net was attributable to the United States, and no other country represented more than 10% of the total property and equipment, net as of those periods. For the three months ended April 30, 2020, and 2019, depreciation expense was $1.9 million and $1.8 million, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2020	January 31, 2020
Accounts payable (1)	$23,987	$9,599
Accrued employee compensation	12,103	20,622
Accrued Knowledge Network application provider fees	2,587	5,561
Accrued professional services and associated costs	2,796	3,077
Accrued employee stock purchase plan withholdings liability	1,017	3,277
Other current liabilities (2)	13,309	17,346
Total accounts payable, accrued expenses and other current liabilities	$55,799	$59,482
(1) - As of April 30, 2020 and January 31, 2020, capital expenditures included in accounts payable were $7.8 million and $2.2 million, respectively.
(2) - As of April 30, 2020 and January 31, 2020, capital expenditures included in other current liabilities were $4.8 million and $7.0 million, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2020, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,633,215 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2020, the number of shares available for future award under the 2016 Plan is 4,826,441.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2020	12,371,254	$7.05	5.53	$98,028
Granted	—	$—
Exercised	(390,927)	$4.86
Forfeited or canceled	(82,593)	$5.27
Balance, April 30, 2020	11,897,734	$7.14	5.36	$68,628
Vested and expected to vest	11,622,932	$7.09	5.32	$67,686
Exercisable at April 30, 2020	10,304,489	$6.77	5.10	$63,377
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2020. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $2.5 million and $18.8 million for the three months ended April 30, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	9,910,729	$17.44
Granted	524,142	$13.93
Vested and converted to shares	(907,276)	$17.47
Forfeited or canceled	(198,318)	$17.22
Balance as of April 30, 2020	9,329,277	$17.25
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2020, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,158,304 shares. As of April 30, 2020, a total of 3,159,733 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 16, 2020, 373,891 shares of common stock were purchased under the ESPP at a purchase price of $10.01 per share for total proceeds of $3.7 million.
A new offering period began on March 16, 2020 and will end on September 15, 2020. As of April 30, 2020, 330,046 shares are estimated to be purchased at the end of the offering period and $1.0 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement, to be purchased during an ESPP offering period were as follows:

	Three months ended April 30,
	2020	2019
Expected life (years)	0.50	0.50
Expected volatility	51.44%	60.86%
Dividend yield	—	—
Risk-free rate	0.29%	2.52%
The expected life assumptions were based on each offering period's respective purchase date. The Company estimated the expected volatility assumption based on the historical volatility of its stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at commencement of the offering period. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay any dividends in the foreseeable future.
The Company recorded stock-based compensation expense associated with the ESPP of $0.6 million and $0.7 million for the three months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, total unrecognized compensation cost related to ESPP was $0.9 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended April 30,
(in thousands)	2020	2019
Cost of revenue	$1,233	$818
Sales and marketing	7,781	6,840
Research and development	3,943	2,572
General and administrative	4,415	2,986
Total stock-based compensation expense	$17,372	$13,216
As of April 30, 2020, there was approximately $152.5 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.79 years. During the three months ended April 30, 2020, and 2019, the Company capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform.

9. Equity
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	$124	$659,262	$(1,693)	$(451,877)	$(11,905)	$193,911
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	$117	$567,095	$(1,079)	$(320,068)	$(11,905)	$234,160
Common Stock Offering
On March 20, 2019, the Company closed a common stock offering, in which it issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters’ option to purchase additional shares. The price per share to the public was $21.50. The Company received aggregate proceeds of $147.0 million from this offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recorded in additional paid in capital in its condensed consolidated statements of stockholders' equity.
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2020 and January 31, 2020, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of April 30, 2020 and January 31, 2020, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
10. Debt
On March 16, 2016, the Company entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). In March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. On March 11, 2020, the Company replaced its existing Credit Agreement and entered into a new credit agreement with Silicon Valley Bank (the “March 2020 Credit Agreement”). No significant debt issuance costs were incurred in association with the March 2020 Credit Agreement.
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
As of January 31, 2020, the Company had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit and classified as restricted cash on the Company's condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on the Company's condensed consolidated balance sheet as of April 30, 2020.
        As of April 30, 2020, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $30.4 million available and $19.6 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2020 and 2019, the Company recorded a (provision for) benefit from income taxes of $(0.3) million for each of the periods.

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
12. Leases
The Company's operating lease arrangements are principally for office space. As of April 30, 2020, the Company had $8.8 million of operating lease liabilities, current, $123.1 million of operating lease liabilities, non-current, $114.1 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 9.8 years and a weighted-average discount rate of 5.7%, as of April 30, 2020. During the three months ended April 30, 2020, the Company paid $2.2 million for amounts included in the measurement of lease liabilities and obtained $5.9 million of operating lease right-of-use assets in exchange for lease obligations.
During the three months ended April 30, 2020 and 2019, the Company recognized $6.8 million and $3.1 million of lease expense, respectively, which consisted of the following:

	Three months ended April 30,
(in thousands)	2020	2019
Operating lease expense	$5,612	$2,039
Short-term lease expense	524	527
Variable lease expense	683	551
Total lease expense	$6,819	$3,117
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. For the three months ended April 30, 2020 operating lease expense includes lease expense related to the Company's lease arrangement associated with its new corporate headquarters in New York, NY, which commenced in May 2019. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses.
Subsequent to the three months ended April 30, 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its corporate headquarters in New York, NY. Pursuant to the Surrender Agreement, the Company has agreed to exit the office space on August 31, 2020, as such date may be extended pursuant to the provisions of the Surrender Agreement. The previous lease arrangement was scheduled to expire in December 2020. The property and equipment associated with this office space had a net book value of approximately $1.4 million as of April 30, 2020.
13. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Knowledge Network application providers, which generally have a term of one year, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2021 and 2035.

        As of April 30, 2020, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$11,195	$26,862
2022	19,154	9,719
2023	19,256	4,098
2024	18,988	1,668
2025	18,493	1,477
2026 and thereafter	111,870	2,847
Total	$198,956	$46,671
Performance and Payment Bond
The Company's operating lease arrangement associated with office space in New York, NY requires a performance bond to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. During the three months ended April 30, 2020, the Company was a party to a performance and a payment bond which protect the Company against non-performance by the general contractor. In connection with these bonds, the Company paid $0.6 million in issuance costs. Subsequent to the three months ended April 30, 2020, the Company was a party to an additional payment bond under which it is obligated to pay $0.3 million in issuance costs. Such issuance costs are recognized as operating expense over the estimated construction period in the Company's condensed consolidated statement of operations.
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
The Company has also agreed to indemnify certain of its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net loss attributable to common stockholders	$(29,224)	$(18,959)
Denominator:
Weighted-average common shares outstanding	116,606,835	106,453,558
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.18)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2020	2019
Options to purchase common stock	11,897,734	14,759,535
Restricted stock and restricted stock units	9,329,277	7,730,203
Shares estimated to be purchased under ESPP	330,046	193,111
Total anti-dilutive common equivalent shares	21,557,057	22,682,849

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 20, 2020. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, including the anticipated impact resulting from the ongoing COVID-19 pandemic, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Yext, a search experience cloud company, puts businesses in control of their facts online by delivering brand-verified answers. Our platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business's own website, as well as across approximately 175 service and application providers, which we refer to as our Knowledge Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities.
We sell our platform throughout the world and intend to continue to expand our international sales efforts. We sell to customers of all sizes, through direct sales efforts to our customers, including third-party reseller customers. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. We offer subscriptions in a discrete range of packages, with pricing based on specified feature sets and the number of licenses managed by the customer as well as on a capacity-basis.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2021, for example, are to the fiscal year ending January 31, 2021.
COVID-19 Update
In March 2020, the World Health Organization ("WHO") declared the coronavirus disease ("COVID-19") as a pandemic. The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time. In an effort to control the spread of COVID-19, governments and municipalities around the world have instituted restrictive measures, including orders to shelter-in-place, travel restrictions, and mandated business closures.
As a result of the COVID-19 pandemic, we have temporarily closed our offices requiring all of our employees globally to work remotely. We have restricted non-essential business travel, and canceled in-person marketing events, including our annual industry and customer event, ONWARD20, which had been scheduled to occur in November 2020 in New York City. The uncertain duration of these measures could have increasingly negative effects on our sales efforts and revenue growth rates.
Many of our customers and potential customers needs have been impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs. In response to the COVID-19 pandemic, we expect that our existing and potential customers, in particular among those in industries highly impacted by the pandemic, such as retail and food services, may take actions to reduce or delay technology spending, attempt to renegotiate contracts and obtain concessions, request extended billing and payment terms, or shorten the duration of contracts.
Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to the long term overall health of our business, the strength of our platform, and our ability to continue to execute on our strategy. We announced collaborations with the WHO, United States Department of State, and the States of New Jersey and Alabama, to launch comprehensive information hubs, powered by Yext Answers, that centralize accurate information and updates about the pandemic. We also launched the No Wrong Answers integrated marketing campaign to help more organizations across industries transform their websites with Yext Answers, and are offering Yext Answers as a 90-day free trial.
The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include costs related to advertising and conferences and brand awareness events. In addition, sales and marketing expenses include operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2020	2019
Revenue	$85,351	$68,708
Cost of revenue(1)	21,184	16,473
Gross profit	64,167	52,235
Operating expenses:
Sales and marketing(1)	58,520	46,398
Research and development(1)	14,378	9,906
General and administrative(1)	20,458	15,191
Total operating expenses	93,356	71,495
Loss from operations	(29,189)	(19,260)
Interest income	468	906
Interest expense	(137)	(53)
Other expense, net	(84)	(206)
Loss from operations before income taxes	(28,942)	(18,613)
(Provision for) benefit from income taxes	(282)	(346)
Net loss	$(29,224)	$(18,959)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2020	2019
Cost of revenue	$1,233	$818
Sales and marketing	7,781	6,840
Research and development	3,943	2,572
General and administrative	4,415	2,986
Total stock-based compensation expense	$17,372	$13,216
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	25	24
Gross profit	75	76
Operating expenses:
Sales and marketing	68	68
Research and development	17	14
General and administrative	24	22
Total operating expenses	109	104
Loss from operations	(34)	(28)
Interest income	—	1
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(34)	(27)
(Provision for) benefit from income taxes	—	(1)
Net loss	(34)%	(28)%

Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019
Revenue and Cost of Revenue

	Three months ended April 30,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$85,351	$68,708	$16,643	24%
Cost of revenue	21,184	16,473	$4,711	29%
Gross profit	$64,167	$52,235	$11,932	23%
Gross margin	75.2%	76.0%
Total revenue was $85.4 million for the three months ended April 30, 2020, compared to $68.7 million for the three months ended April 30, 2019, an increase of $16.6 million or 24%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 26% from $65.4 million to $82.6 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $21.2 million for the three months ended April 30, 2020, compared to $16.5 million for the three months ended April 30, 2019, an increase of $4.7 million or 29%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $1.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $0.4 million increase in stock-based compensation expense. In addition, there was a $0.7 million increase in operating and short-term lease expenses, mainly as a result of our new lease arrangement for our corporate headquarters in New York, NY which commenced in May 2019, as well as a $0.7 million increase in costs associated with our data centers.
Gross margin was 75.2% for the three months ended April 30, 2020, compared to 76.0% for the three months ended April 30, 2019.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$58,520	$46,398	$12,122	26%
Research and development	$14,378	$9,906	$4,472	45%
General and administrative	$20,458	$15,191	$5,267	35%
Sales and marketing expense was $58.5 million for the three months ended April 30, 2020, compared to $46.4 million for the three months ended April 30, 2019, an increase of $12.1 million or 26%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $10.4 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, and a $0.9 million increase in stock-based compensation expense. In addition, there was a $1.9 million increase in operating and short-term lease expenses, mainly as a result of our new lease arrangement for our corporate headquarters in New York, NY which commenced in May 2019. These were partially offset by an approximately $2.0 million decrease in expenses due to reduced or canceled employee travel, and conferences and events, in light of the COVID-19 pandemic.
Research and development expense was $14.4 million for the three months ended April 30, 2020, compared to $9.9 million for the three months ended April 30, 2019, an increase of $4.5 million or 45%. The increase was primarily due to employee-related costs, reflecting higher headcount, including a $1.8 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.4 million increase in stock-based compensation expense. In addition, there was a $0.5 million increase in operating and short-term lease expenses, mainly as a result of our new lease arrangement for our corporate headquarters in New York, NY which commenced in May 2019.
General and administrative expense was $20.5 million for the three months ended April 30, 2020, compared to $15.2 million for the three months ended April 30, 2019, an increase of $5.3 million or 35%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $1.7 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.4 million increase in stock-based compensation expense. In addition, there was a $0.7 million increase in the allowance for doubtful accounts, and a $0.5 million increase in operating and short-term lease expenses, mainly as a result of our new lease arrangement for our corporate headquarters in New York, NY which commenced in May 2019.

Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash and cash equivalents of $248.8 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, the potential effects of the COVID-19 pandemic, among other factors.
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
Credit Arrangements
On March 16, 2016, we entered into a Loan and Security agreement with Silicon Valley Bank that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). In March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. On March 11, 2020, we replaced our existing Credit Agreement and entered into a new credit agreement with Silicon Valley Bank (the “March 2020 Credit Agreement”). No significant debt issuance costs were incurred in association with the March 2020 Credit Agreement.
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
Under the March 2020 Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on our average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility.
The obligations under the March 2020 Credit Agreement are secured by a lien on substantially all of our tangible and intangible property and by a pledge of all of our equity interests of material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The March 2020 Credit Agreement contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require us to maintain the year-over-year growth rate of its ordinary course recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.
As of January 31, 2020, we had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit. The $12.1 million was classified as restricted cash on our condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on our condensed consolidated balance sheet as of April 30, 2020.
        As of April 30, 2020, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $30.4 million available and $19.6 million in letters of credit allocated as security in connection with office space.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2020	2019
Net cash (used in) provided by operating activities	$(657)	$819
Net cash (used in) provided by investing activities	$(21,275)	$23,866
Net cash provided by financing activities	$2,968	$153,497
Operating Activities
Net cash used in operating activities of $0.7 million for the three months ended April 30, 2020 was primarily due to the net loss of $29.2 million, as well as changes in unearned revenue of $24.2 million, prepaid expenses and other assets of $5.1 million and accounts payable, accrued expenses and other current liabilities of $4.7 million. This was partially offset by positive reconciling adjustments related to changes in accounts receivable of $32.4 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $3.5 million and operating lease liabilities of $2.7 million. In addition, net cash used in operating activities was also partially offset by non-cash charges related to stock-based compensation expense of $17.4 million, amortization of operating lease right-of-use assets of $3.5 million and depreciation and amortization of $2.0 million.
Net cash provided by operating activities of $0.8 million for the three months ended April 30, 2019 was primarily due to a change in accounts receivable of $22.2 million, mainly due to timing of billing and cash collections during the period. In addition, non-cash charges related to stock-based compensation expense of $13.2 million, and depreciation and amortization of $1.9 million, resulted in positive adjustments in reconciling our net loss to net cash provided by operating activities. These increases were partially offset by the net loss of $19.0 million, as well as changes in unearned revenue of $9.7 million, and accounts payable, accrued expenses and other current liabilities of $6.3 million, generally associated with timing.
Investing Activities
Net cash used in investing activities of $21.3 million for the three months ended April 30, 2020 was related to capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY, among others. We expect our investments in capital expenditures associated with our new office space will continue to drive our cash used in investing activities for the fiscal year ending January 31, 2021 as we work to complete the build-out of our new offices. We will continue to evaluate our real estate strategy in light of our evolving needs for office space.
Net cash provided by investing activities of $23.9 million for the three months ended April 30, 2019 was related to maturities associated with marketable securities of $24.7 million, offset by capital expenditures of $0.8 million.
Financing Activities
Net cash provided by financing activities of $3.0 million for the three months ended April 30, 2020 was primarily related to proceeds from exercise of stock options of $1.9 million and net proceeds from employee stock purchase plan withholdings of $1.5 million.
Net cash provided by financing activities of $153.5 million for the three months ended April 30, 2019 was primarily related to proceeds from our common stock offering of $147.0 million, net of underwriting discounts and commissions, as well as proceeds from exercises of stock options of $5.0 million, and net proceeds from employee stock purchase plan withholdings of $1.9 million, partially offset by payments of deferred offering costs and deferred financing costs of $0.2 million each.
Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our contractual obligations primarily relate to our operating lease arrangements for office space. Our other contractual obligations include contracts with our Knowledge Network application providers, which generally have a term of one year, and our software vendors, among others. These obligations represent minimum contractual payments, or our best estimate for variable elements based on historical payments. Our contractual obligations have various expiry dates between fiscal years 2021 and 2035.
        As of April 30, 2020, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$11,195	$26,862
2022	19,154	9,719
2023	19,256	4,098
2024	18,988	1,668
2025	18,493	1,477
2026 and thereafter	111,870	$2,847
Total	$198,956	$46,671
See Note 13 "Commitments and Contingencies" to our condensed consolidated financial statements for further discussion on contractual obligations.
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
See Note 2 “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for further discussion on our accounting policies. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements," to the condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2020 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of April 30, 2020, we had cash and cash equivalents of $248.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 30, 2020 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
We generated a net loss of $121.5 million $74.8 million, and $66.6 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, we had an accumulated deficit of $422.7 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur additional expenses associated with our new and expanded facilities, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
The effects of the COVID-19 pandemic have had and are expected to continue to have an adverse effect on our business, operations and financial results as well as the business and operations of our customers and potential customers.
The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time. In an effort to control the spread of COVID-19, governments and municipalities around the world have instituted restrictive measures, including orders to shelter-in-place, travel restrictions, and mandated business closures. The pandemic and resulting governmental restrictions and regulations have adversely affected businesses, economies, and financial markets globally, leading to an economic downturn, a sharp increase in unemployment and increased market volatility.
As a result of the COVID-19 pandemic, the operation of our business has been disrupted. We have temporarily closed all our global offices requiring all employees globally to work from home. We have restricted non-essential business travel and canceled in-person marketing events, including our annual industry and customer event ONWARD. The uncertain duration of these measures could have increasingly negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers. Existing and potential customers, in particular among those in industries highly impacted by the pandemic, such as retail and food services, may elect not to renew their subscriptions and may choose to reduce or delay technology spending in response to the COVID-19 pandemic, attempt to renegotiate contracts and obtain concessions, request extended billing and payment terms, or shorten the duration of contracts, which may materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods.
The COVID-19 pandemic and measures taken to control its spread may adversely affect other aspects of our business as described in this “Risk Factors” section. As a result of the scale of the pandemic and measures taken to control its spread, our financial and operating results may be materially adversely affected and may differ materially from our historical results.
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

Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our retention rate, including as a result of the ongoing COVID-19 pandemic, may not be fully apparent or reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 37% from the fiscal year ended January 31, 2017 to the fiscal year ended January 31, 2018, 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, and 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a limited operating history and our business has evolved, which makes it difficult to predict our future operating results.
We were incorporated in 2006 and originally operated as an advertising services company. Our business has evolved several times since then. For example, we sold our advertising business to IAC/InterActiveCorp in 2012 and over the following years have become a platform that puts businesses in control of their facts online with brand-verified answers in search. Many of the most popular features of our platform have only been launched in the past few years.
As a result of our limited operating history and recent changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition the impacts of COVID-19 on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our personnel growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, as a result of the COVID-19 pandemic, our corporate culture may be difficult to maintain as all our global offices are closed and all employees globally work from home.
In addition, to manage the growth of our headcount, customer-base and operations, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. However, to the extent we cannot scale our information technology infrastructure, we will continue to rely on manual processes that are costly, inefficient and subject to error.
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

Failure to adequately maintain and scale our sales force will impede our growth.
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to maintain and scale our direct sales force, both domestically and internationally, we have historically had difficulty recruiting and retaining a sufficient number of sales personnel. If we are unable to adequately scale our sales force, we will not be able to reach our market potential and execute our business plan.
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to scale and train our direct sales force do not generate a corresponding increase in revenue. We have hired a significant number of direct sales personnel in recent quarters. If new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, including as a result of the COVID-19 pandemic or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
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
•natural disasters, pandemics including the ongoing COVID-19 pandemic, acts of terrorism and other events beyond our control; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
We do not have a long history with our pricing models and changes could adversely affect our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our platform. For example, we recently began offering capacity-based pricing for our Pages and Answers products. There is no assurance that this new pricing model will be successful and the average value of a subscription may decline thus adversely affecting our financial results. Furthermore, as the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our direct sales efforts, may demand greater price discounts.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. For example, as a result of the COVID-19 pandemic certain customers have reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Furthermore, we have canceled customer and industry events including ONWARD, our annual industry and customer event, as a result of the COVID-19 pandemic. We have also allocated marketing resources to focus on virtual events, virtual lead generation, and tools to help our sales personnel connect virtually with customers and potential customers. These new marketing efforts may not be successful and may not attract as many new customers as our historical customer and industry events, which could harm our future revenue and revenue growth.
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
The software industry is subject to rapid technological change and evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, increase adoption and usage of our platform and introduce new products and features, including Yext Answers. We expend significant resources on research and development to enhance our platform and to incorporate additional features, improve functionality or add other enhancements in order to meet our customers' rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management's attention from current offerings.
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
•disruptions or delays in the availability and delivery of our platform; and
•our ability to convert free trials into paid subscriptions.
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
Our future success depends on our ability to adapt and be innovative. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new features that address our customers' needs or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
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
Our typical direct sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision or may require the approval of senior management, which may not only lengthen the sales cycle but also reduce the likelihood of completing a sale. The COVID-19 pandemic has disrupted the operations of our customers making sales cycles more complex. Delayed and more complex sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately scale our direct sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations are also susceptible to global economic weakness and uncertainty, including as a result of the COVID-19 pandemic. See also "—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer." Lower demand from our reseller customers may result in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if such third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.
A security breach, network attack or information security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.
We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. Any such attack, or any information security incident from any other source affecting us or our services providers, including through employee error or misconduct or additional vulnerabilities introduced by remote work arrangements, could lead to interruptions, delays, website or application shutdowns, loss of data or unauthorized access to, or use or acquisition of, personal information, confidential information or other data that we or our services providers process or maintain.
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
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages, reduces or suspends service due to a natural disaster or pandemic such as the COVID-19 pandemic or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany and Japan. Our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, civil unrest, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, as a result of the COVID-19 pandemic the operation of our business has been disrupted. We have temporarily closed all our global offices and required all employees globally to work from home. Our corporate headquarters is located in New York City, an area that is significantly affected by the COVID-19 pandemic. We have restricted non-essential business travel and canceled in-person marketing events, including our annual industry and customer event ONWARD. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs.
In addition, our data centers are located in New Jersey and Texas and our cloud computing providers operate from facilities in northern Virginia, Frankfurt, Germany and Tokyo, Japan, making our business particularly susceptible to natural disasters and other catastrophic events in those areas. Any natural disaster or other event affecting our data centers could have an adverse effect on our financial condition and operating results.
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
In addition, the proper functioning of our platform is dependent on the ability of our Knowledge Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Knowledge Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. Furthermore, in a rapidly changing business environment, for example in connection with the COVID-19 pandemic, our Knowledge Network application providers may experience limitations and delays, which could limit the functionality of our platform. If the functionality of the software, APIs or websites of our third-party application providers is impaired, our customers may attribute such limitations to us and our platform thus damaging our reputation and customer relationships. If our Knowledge Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and sharp increase in unemployment. Prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic could decrease the rate of information technology spending and adversely affect our customers’ or potential customers’ ability or willingness to purchase our platform, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect retention rates, all of which would adversely affect our operating results.
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. The European Union's economy also suffered a sharp downturn due to the COVID-19 pandemic, and economic conditions in Europe and other key markets for our platform continue to remain uncertain. As a result, we believe we may experience negative impacts on our sales activities in Europe. If such conditions deteriorate further, customers may delay or reduce their information technology spending. In addition, the legal, regulatory and economic impacts of Brexit, which are not known at this time, may also, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.

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
Significant judgments and estimates are required in determining the (provision for) benefit from income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Our tax liabilities may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges that would adversely affect our results of operations and financial condition.
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
These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. In addition, as a result of the COVID-19 pandemic, our total addressable market may be more difficult to estimate as the assumptions and forecasts on which we and third-parties have based estimates may not reflect future trends. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.
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
On March 11, 2020, we replaced our existing revolving credit facility by entering into a new credit facility. Our new credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the new credit facility, which may limit our operating flexibility. In addition, our new credit facility is secured by all of our assets, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our new credit facility would adversely affect our business.
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
•network outages and security breaches;

•natural disasters, pandemics including the ongoing COVID-19 pandemic, acts of terrorism and other events beyond our control;
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
•natural disasters, pandemics including the COVID-19 pandemic, acts of terrorism and other events beyond our control; and
•general economic and market conditions.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 117,524,174 shares of our common stock outstanding as of April 30, 2020.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.2	Surrender Agreement, dated as of May 29, 2020 between Yext, Inc. and 1 Madison Office Fee LLC	8-K	001-38056	10.1	6/4/2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2020 and January 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders' Equity as of April 30, 2020 and January 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101).
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

Date: June 9, 2020	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)