Form 10-Q
period 2020-07-31
Yext, Inc.
filed 2020-09-04
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                  to
Commission File Number: 001-38056

YEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8059722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Ninth Avenue
New York, NY 10011
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 24, 2020, the registrant had 119,611,368 shares of common stock, $0.001 par value per share outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$223,347	$256,076
Accounts receivable, net of allowances of $3,136 and $995, respectively	53,116	80,583
Prepaid expenses and other current assets	20,413	12,730
Costs to obtain revenue contracts, current	29,053	28,423
Total current assets	325,929	377,812
Restricted cash	—	12,100
Property and equipment, net	64,066	26,200
Operating lease right-of-use assets	108,663	111,973
Costs to obtain revenue contracts, non-current	21,982	26,051
Goodwill	4,763	4,534
Intangible assets, net	1,044	1,343
Other long term assets	5,209	3,607
Total assets	$531,656	$563,620
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,066	$59,482
Unearned revenue, current	147,195	176,806
Operating lease liabilities, current	7,073	8,640
Total current liabilities	208,334	244,928
Operating lease liabilities, non-current	123,916	115,187
Other long term liabilities	5,858	2,293
Total liabilities	338,108	362,408
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2020 and January 31, 2020; zero shares issued and outstanding at July 31, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2020 and January 31, 2020; 126,016,885 and 122,335,709 shares issued at July 31, 2020 and January 31, 2020, respectively; 119,511,551 and 115,830,375 shares outstanding at July 31, 2020 and January 31, 2020, respectively	126	122
Additional paid-in capital	681,763	636,008
Accumulated other comprehensive income (loss)	557	(360)
Accumulated deficit	(476,993)	(422,653)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	193,548	201,212
Total liabilities and stockholders’ equity	$531,656	$563,620
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Revenue	$88,055	$72,373	$173,406	$141,081
Cost of revenue	21,984	19,269	43,168	35,742
Gross profit	66,071	53,104	130,238	105,339
Operating expenses:
Sales and marketing	56,049	52,371	114,569	98,769
Research and development	14,788	12,686	29,166	22,592
General and administrative	19,474	18,344	39,932	33,535
Total operating expenses	90,311	83,401	183,667	154,896
Loss from operations	(24,240)	(30,297)	(53,429)	(49,557)
Interest income	47	1,377	515	2,283
Interest expense	(154)	(79)	(291)	(132)
Other expense, net	(423)	(203)	(507)	(409)
Loss from operations before income taxes	(24,770)	(29,202)	(53,712)	(47,815)
(Provision for) benefit from income taxes	(346)	(89)	(628)	(435)
Net loss	$(25,116)	$(29,291)	$(54,340)	$(48,250)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.26)	$(0.46)	$(0.44)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	118,411,758	111,777,703	117,519,214	109,159,753

Other comprehensive income (loss):
Foreign currency translation adjustment	$2,250	$(899)	$917	$(585)
Unrealized gain on marketable securities, net	—	7	—	42
Total comprehensive loss	$(22,866)	$(30,183)	$(53,423)	$(48,793)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	115,830	122	636,008	(360)	(422,653)	(11,905)	201,212
Exercise of stock options	1,326	2	6,645	—	—	—	6,647
Vested restricted stock units converted to common shares	1,944	2	(2)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	35,369	—	—	—	35,369
Other comprehensive income	—	—	—	917	—	—	917
Net loss	—	—	—	—	(54,340)	—	(54,340)
Balance, July 31, 2020	119,512	$126	$681,763	$557	$(476,993)	$(11,905)	$193,548
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2020	2019
Operating activities:
Net loss	$(54,340)	$(48,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,187	3,822
Bad debt expense	2,316	19
Stock-based compensation expense	34,602	29,825
Amortization of operating lease right-of-use assets	6,827	4,710
Other, net	344	(70)
Changes in operating assets and liabilities:
Accounts receivable	26,001	17,927
Prepaid expenses and other current assets	(7,929)	72
Costs to obtain revenue contracts	3,726	(2,563)
Other long term assets	(1,191)	(1,058)
Accounts payable, accrued expenses and other current liabilities	(7,010)	(561)
Unearned revenue	(31,377)	(12,205)
Operating lease liabilities	3,744	(2,399)
Other long term liabilities	2,805	114
Net cash used in operating activities	(16,295)	(10,617)
Investing activities:
Maturities of marketable securities	—	45,797
Capital expenditures	(40,055)	(4,449)
Net cash (used in) provided by investing activities	(40,055)	41,348
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	—	147,000
Payments of common stock deferred offering costs	—	(530)
Proceeds from exercise of stock options	6,651	9,167
Payments of deferred financing costs	(654)	(260)
Proceeds, net from employee stock purchase plan withholdings	3,667	3,647
Net cash provided by financing activities	9,664	159,024
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,857	(609)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,829)	189,146
Cash, cash equivalents and restricted cash at beginning of period	268,176	91,755
Cash, cash equivalents and restricted cash at end of period	$223,347	$280,901
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	July 31, 2020	July 31, 2019
Cash and cash equivalents	$223,347	$268,801
Restricted cash	—	12,100
Total cash, cash equivalents and restricted cash	$223,347	$280,901
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company"), a search experience cloud company, puts businesses in control of their facts online by delivering their official answers. The Yext platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. The Yext platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business' own website, as well as across more than 175 service and application providers, which the Company refers to as its Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of the Company's key features, including Listings, Pages, and Answers, along with its other features and capabilities.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2021, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk may include cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At July 31, 2020 and January 31, 2020, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2020 and 2019, respectively.
Recent Accounting Pronouncements
Adoption of New Accounting Standard - ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13,  "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." The new model uses a forward-looking expected loss method, which requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information, and requires expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted this standard on February 1, 2020, and the application of the new forward-looking expected loss model to the allowance for doubtful accounts did not have a material effect on its condensed consolidated financial statements.
New Accounting Standard To Be Adopted - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt this standard on February 1, 2021 and is currently evaluating the effect on the Company's condensed consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 7% and less than 5% of the Company's total revenue for the six months ended July 31, 2020 and 2019, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
North America	$71,171	$59,941	$140,398	$116,453
International	16,884	12,432	33,008	24,628
Total revenue	$88,055	$72,373	$173,406	$141,081
North America revenue is predominantly attributable to the United States, but also includes Canada. International revenue is predominantly attributable to European countries, but also includes Japan. The Company's revenue attributable to the United States represented 80% and 82% of total revenue for the six months ended July 31, 2020 and 2019, respectively. Its revenue attributable to Switzerland, which serves as one of the Company's contracting entities for Europe, represented 15% and 13% of total revenue for the six months ended July 31, 2020 and 2019, respectively. No other individual country represented more than 10% of total revenue for the six months ended July 31, 2020 and 2019, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2020, unearned revenue, current was $147.2 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.2 million. Revenue recognized of $122.5 million during the six months ended July 31, 2020 was included in unearned revenue at the beginning of the period.

Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2020 and January 31, 2020, customer deposits of $0.9 million for each period were included in Accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2020, the Company had $294.4 million of remaining performance obligations, of which $273.9 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2020, the Company had $328.1 million of remaining performance obligations.
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
As of July 31, 2020 the Company had $158.9 million of money market funds included in cash and cash equivalents. As of January 31, 2020, the Company had $190.8 million of money market funds included in cash and cash equivalents and $12.1 million of money market funds included in restricted cash on the Company's condensed consolidated balance sheet. These assets were valued using quoted market prices and accordingly were classified as Level 1.
5. Goodwill and Intangible Assets
Goodwill
As of July 31, 2020 and January 31, 2020, the Company had goodwill of $4.8 million and $4.5 million, respectively.
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
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2020 and 2019 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of July 31, 2020 and January 31, 2020, the Company had intangible assets, net of $1.0 million and $1.3 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2020 and 2019 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Amortization expense related to intangible assets totaled $0.1 million and $0.3 million for the three and six months ended July 31, 2020, respectively and $0.1 million and $0.3 million for the three and six months ended July 31, 2019, respectively.
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2020	January 31, 2020
Computer software	$10,381	$10,099
Office equipment	11,392	9,966
Furniture and fixtures	2,712	1,347
Leasehold improvements	21,381	15,170
Construction in progress	31,480	13,812
Software in progress	2,956	961
Total property and equipment, gross	80,302	51,355
Less: accumulated depreciation	(16,236)	(25,155)
Total property and equipment, net	$64,066	$26,200
Construction in progress consists primarily of leasehold improvements related to operating lease arrangements for office space primarily associated with the Company's new corporate headquarters in New York, NY. Software in progress consists of costs incurred in connection with additional functionality to the Yext platform.
As of July 31, 2020 and January 31, 2020, the Company's property and equipment, net attributable to the United States was 84% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $3.0 million and $4.9 million for the three and six months ended July 31, 2020, respectively and $1.7 million and $3.5 million for the three and six months ended July 31, 2019, respectively. In May 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its prior corporate headquarters in New York, NY. In July 2020, the Company permanently exited the facility and accordingly revised the estimated useful lives of the associated property and equipment, resulting in $0.8 million of additional depreciation expense in the three months ended July 31, 2020. Pursuant to the Surrender Agreement, the Company's lease obligations continued through August 31, 2020. See Note 12 "Leases" for further information.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2020	January 31, 2020
Accounts payable (1)	$19,115	$9,599
Accrued employee compensation	13,502	20,622
Accrued Knowledge Network application provider fees	2,740	5,561
Accrued professional services and associated costs	2,663	3,077
Accrued employee stock purchase plan withholdings liability	3,201	3,277
Other current liabilities (2)	12,845	17,346
Total accounts payable, accrued expenses and other current liabilities	$54,066	$59,482
(1) - As of July 31, 2020 and January 31, 2020, accounts payable includes capital expenditures of $5.7 million and $2.2 million, respectively.
(2) - As of July 31, 2020 and January 31, 2020, other current liabilities include capital expenditures of $4.3 million and $7.0 million, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2020, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,633,215 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2020, the number of shares available for future award under the 2016 Plan is 3,120,497.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2020	12,371,254	$7.05	5.53	$98,028
Granted	—	$—
Exercised	(1,325,513)	$5.02
Forfeited or canceled	(93,700)	$5.53
Balance, July 31, 2020	10,952,041	$7.31	5.18	$104,112
Vested and expected to vest	10,723,249	$7.27	5.15	$102,459
Exercisable at July 31, 2020	9,684,062	$7.00	4.96	$95,094
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2020. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $13.1 million and $31.4 million for the six months ended July 31, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	9,910,729	$17.44
Granted	2,618,350	$15.36
Vested and converted to shares	(1,955,565)	$17.42
Forfeited or canceled	(575,475)	$17.36
Balance as of July 31, 2020	9,998,039	$16.91
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2020, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,158,304 shares. As of July 31, 2020, a total of 3,159,733 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 16, 2020, 373,891 shares of common stock were purchased under the ESPP at a purchase price of $10.01 per share for total proceeds of $3.7 million.
A new offering period began on March 16, 2020 and will end on September 15, 2020. As of July 31, 2020, 336,113 shares are estimated to be purchased at the end of the offering period and $3.2 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement, to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 51.44% and 60.86%, and risk-free rates of 0.29% and 2.52%, for the six months ended July 31, 2020 and 2019, respectively.
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
During the three and six months ended July 31, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $0.6 million and $1.2 million, respectively and $0.7 million and $1.3 million for the three and six months ended July 31, 2019, respectively. As of July 31, 2020, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,307	$988	$2,540	$1,806
Sales and marketing	7,960	8,229	15,741	15,069
Research and development	3,933	3,058	7,876	5,630
General and administrative	4,030	4,334	8,445	7,320
Total stock-based compensation expense	$17,230	$16,609	$34,602	$29,825
As of July 31, 2020, there was approximately $161.7 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.83 years. During the three and six months ended July 31, 2020, the Company capitalized $0.5 million and $0.8 million, respectively of stock-based compensation related to software development of additional functionality to the Yext platform, and $0.4 million and $0.7 million for the three and six months ended July 31, 2019.

9. Equity
The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	124	659,262	(1,693)	(451,877)	(11,905)	193,911
Exercise of stock options	935	1	4,750	—	—	—	4,751
Vested restricted stock units converted to common shares	1,041	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	2,250	—	—	2,250
Net loss	—	—	—	—	(25,116)	—	(25,116)
Balance, July 31, 2020	119,512	$126	$681,763	$557	$(476,993)	$(11,905)	$193,548

The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	117	567,095	(1,079)	(320,068)	(11,905)	234,160
Exercise of stock options	830	1	4,136	—	—	—	4,137
Vested restricted stock units converted to common shares	845	1	(1)	—	—	—	—
Issuance of restricted stock	7	—	—	—	—	—	—
Stock-based compensation	—	—	17,025	—	—	—	17,025
Other comprehensive loss	—	—	—	(892)	—	—	(892)
Net loss	—	—	—	—	(29,291)	—	(29,291)
Balance, July 31, 2019	112,682	$119	$588,255	$(1,971)	$(349,359)	$(11,905)	$225,139
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
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2020 and January 31, 2020, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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

Treasury Stock
 As of July 31, 2020 and January 31, 2020, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
As of January 31, 2020, the Company had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit and classified as restricted cash on the Company's condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on the Company's condensed consolidated balance sheet as of July 31, 2020.
        As of July 31, 2020, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $30.4 million available and $19.6 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2020, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.6) million, respectively. During the three and six months ended July 31, 2019, the Company recorded a (provision for) benefit from income taxes of $(0.1) million and $(0.4) million, respectively.
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
12. Leases
The Company's operating lease arrangements are principally for office space. As of July 31, 2020, the Company had $7.1 million of operating lease liabilities, current, $123.9 million of operating lease liabilities, non-current, $108.7 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 9.8 years and a weighted-average discount rate of 5.7%, as of July 31, 2020. During the six months ended July 31, 2020, the Company paid $4.7 million for amounts included in the measurement of lease liabilities and obtained $5.9 million of operating lease right-of-use assets in exchange for lease obligations.

In May 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its prior corporate headquarters in New York, NY. The previous lease arrangement was scheduled to expire in December 2020. Pursuant to the Surrender Agreement, the Company's lease obligations continued through August 31, 2020.
During the six months ended July 31, 2020 and 2019, the Company recognized $13.1 million and $9.1 million, of lease expense, respectively, which consisted of the following:

	Six months ended July 31,
(in thousands)	2020	2019
Operating lease expense	$10,944	$6,893
Short-term lease expense	784	1,123
Variable lease expense	1,338	1,077
Total lease expense	$13,066	$9,093
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. For the six months ended July 31, 2020 operating lease expense includes lease expense related to the Company's lease arrangement associated with its new corporate headquarters in New York, NY, which commenced in May 2019. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses.
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
        As of July 31, 2020, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$6,865	$19,352
2022	19,385	10,865
2023	19,337	4,691
2024	18,818	1,874
2025	18,289	1,494
2026 and thereafter	111,377	2,862
Total	$194,071	$41,138
Performance and Payment Bond
The Company's operating lease arrangement associated with its new corporate headquarters in New York, NY requires performance and payment bonds to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. In connection with these bonds, as of July 31, 2020, the Company paid $0.9 million in issuance costs which are recognized as operating expense over the estimated construction period in the Company's condensed consolidated statement of operations.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(25,116)	$(29,291)	$(54,340)	$(48,250)
Denominator:
Weighted-average common shares outstanding	118,411,758	111,777,703	117,519,214	109,159,753
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.26)	$(0.46)	$(0.44)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2020	2019
Options to purchase common stock	10,952,041	13,881,877
Restricted stock and restricted stock units	9,998,039	10,282,372
Shares estimated to be purchased under ESPP	336,113	190,609
Total anti-dilutive common equivalent shares	21,286,193	24,354,858

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 20, 2020. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, including uncertainty resulting from the ongoing COVID-19 pandemic, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Yext, a search experience cloud company, puts businesses in control of their facts online by delivering their official answers. Our platform lets businesses structure the facts about their brands in a database called a Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to power direct answers on a business's own website, as well as across more than 175 service and application providers, which we refer to as our Knowledge Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities.
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
COVID-19 Update
In March 2020, the World Health Organization ("WHO") declared the coronavirus disease ("COVID-19") as a pandemic. The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time. In an effort to control the spread of COVID-19, governments and municipalities around the world have instituted restrictive measures, including orders to shelter-in-place, travel restrictions, and mandated business closures. More recently, certain regions and countries have begun phased re-openings of businesses that were previously ordered to close.
As a result of the COVID-19 pandemic, we have temporarily closed our offices requiring all of our employees globally to work remotely. We have restricted non-essential business travel, and canceled in-person marketing events, including our annual industry and customer event, ONWARD20, which had been scheduled to occur in November 2020 in New York City. We continue to monitor regional developments relating to the COVID-19 pandemic to inform decisions on office re-openings and lifting of travel restrictions. The uncertain duration of these measures have had and may continue to have increasingly negative effects on our sales efforts and revenue growth rates.
Many of our customers and potential customers needs have been impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs. In response to the COVID-19 pandemic, some existing and potential customers, in particular customers in industries highly impacted by the pandemic such as retail and food services, have, and we expect other customers may, reduce, suspend or delay technology spending; request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions.
Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to the long term overall health of our business, the strength of our platform, and our ability to continue to execute on our strategy. Earlier this year, we announced collaborations with the WHO, United States Department of State, and the States of New Jersey and Alabama, to launch comprehensive information hubs, powered by Yext Answers, that centralize accurate information and updates about the pandemic. We also launched the No Wrong Answers integrated marketing campaign to help more organizations across industries transform their websites with Yext Answers, and are offering Yext Answers as a 90-day free trial. More recently, we announced a global technology partnership with Adobe where Adobe content management system clients can choose to upgrade their search experience with Yext Answers. We also expanded Yext Answers into four new languages: French, German, Italian, and Spanish.
The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which continue to be highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Knowledge Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers. In addition, cost of revenue includes the costs associated with our data centers, as well as depreciation expense, including with respect to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue	$88,055	$72,373	$173,406	$141,081
Cost of revenue(1)	21,984	19,269	43,168	35,742
Gross profit	66,071	53,104	130,238	105,339
Operating expenses:
Sales and marketing(1)	56,049	52,371	114,569	98,769
Research and development(1)	14,788	12,686	29,166	22,592
General and administrative(1)	19,474	18,344	39,932	33,535
Total operating expenses	90,311	83,401	183,667	154,896
Loss from operations	(24,240)	(30,297)	(53,429)	(49,557)
Interest income	47	1,377	515	2,283
Interest expense	(154)	(79)	(291)	(132)
Other expense, net	(423)	(203)	(507)	(409)
Loss from operations before income taxes	(24,770)	(29,202)	(53,712)	(47,815)
(Provision for) benefit from income taxes	(346)	(89)	(628)	(435)
Net loss	$(25,116)	$(29,291)	$(54,340)	$(48,250)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,307	$988	$2,540	$1,806
Sales and marketing	7,960	8,229	15,741	15,069
Research and development	3,933	3,058	7,876	5,630
General and administrative	4,030	4,334	8,445	7,320
Total stock-based compensation expense	$17,230	$16,609	$34,602	$29,825
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	25	27	25	25
Gross profit	75	73	75	75
Operating expenses:
Sales and marketing	64	72	66	70
Research and development	17	18	17	16
General and administrative	22	25	23	24
Total operating expenses	103	115	106	110
Loss from operations	(28)	(42)	(31)	(35)
Interest income	—	2	—	1
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss from operations before income taxes	(28)	(40)	(31)	(34)
(Provision for) benefit from income taxes	(1)	—	—	—
Net loss	(29)%	(40)%	(31)%	(34)%

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$88,055	$72,373	$15,682	22%
Cost of revenue	21,984	19,269	$2,715	14%
Gross profit	$66,071	$53,104	$12,967	24%
Gross margin	75.0%	73.4%
Total revenue was $88.1 million for the three months ended July 31, 2020, compared to $72.4 million for the three months ended July 31, 2019, an increase of $15.7 million or 22%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 23% from $69.2 million to $85.4 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $22.0 million for the three months ended July 31, 2020, compared to $19.3 million for the three months ended July 31, 2019, an increase of $2.7 million or 14%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $0.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $0.3 million increase in stock-based compensation expense. In addition, there was a $0.6 million increase in costs associated with our data centers and a $0.4 million increase in depreciation expense.
Gross margin was 75.0% for the three months ended July 31, 2020, compared to 73.4% for the three months ended July 31, 2019.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$56,049	$52,371	$3,678	7%
Research and development	$14,788	$12,686	$2,102	17%
General and administrative	$19,474	$18,344	$1,130	6%
Sales and marketing expense was $56.0 million for the three months ended July 31, 2020, compared to $52.4 million for the three months ended July 31, 2019, an increase of $3.7 million or 7%. The increase was primarily due to a $7.6 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, reflecting higher headcount, and also included a $0.5 million increase in depreciation expense. These increases were partially offset by an approximately $5.0 million decrease resulting from certain expenses reduced in light of the COVID-19 pandemic, such as limited or canceled employee travel, conferences and events.
Research and development expense was $14.8 million for the three months ended July 31, 2020, compared to $12.7 million for the three months ended July 31, 2019, an increase of $2.1 million or 17%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $1.1 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $0.9 million increase in stock-based compensation expense.
General and administrative expense was $19.5 million for the three months ended July 31, 2020, compared to $18.3 million for the three months ended July 31, 2019, an increase of $1.1 million or 6%. The general and administrative expense was relatively consistent compared to the prior period, with the net increase of $1.1 million primarily driven by a $1.6 million increase in the allowance for doubtful accounts relating to extended billing and payment terms with certain customers and considerations in light of impacts from the COVID-19 pandemic, partially offset by $0.7 million in reduced expenses resulting from limited or canceled employee travel, similarly in light of the COVID-19 pandemic.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$173,406	$141,081	$32,325	23%
Cost of revenue	43,168	35,742	$7,426	21%
Gross profit	$130,238	$105,339	$24,899	24%
Gross margin	75.1%	74.7%
Total revenue was $173.4 million for the six months ended July 31, 2020, compared to $141.1 million for the six months ended July 31, 2019, an increase of $32.3 million or 23%. This increase was primarily due to new customers and expanded subscriptions sold to existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 25% from $134.6 million to $168.1 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $43.2 million for the six months ended July 31, 2020, compared to $35.7 million for the six months ended July 31, 2019, an increase of $7.4 million or 21%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $2.8 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $0.7 million increase in stock-based compensation expense. In addition, there was a $1.3 million increase in costs associated with our data centers, a $0.6 million increase in depreciation expense, and a $0.6 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019.
Gross margin was 75.1% for the six months ended July 31, 2020, compared to 74.7% for the six months ended July 31, 2019.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$114,569	$98,769	$15,800	16%
Research and development	$29,166	$22,592	$6,574	29%
General and administrative	$39,932	$33,535	$6,397	19%
Sales and marketing expense was $114.6 million for the six months ended July 31, 2020, compared to $98.8 million for the six months ended July 31, 2019, an increase of $15.8 million or 16%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $18.0 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, and a $0.7 million increase in stock-based compensation expense. In addition, there was a $2.1 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019. These increases were partially offset by an approximately $7.2 million decrease resulting from certain expenses reduced in light of the COVID-19 pandemic, such as limited or canceled employee travel, conferences and events.
Research and development expense was $29.2 million for the six months ended July 31, 2020, compared to $22.6 million for the six months ended July 31, 2019, an increase of $6.6 million or 29%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $2.9 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $2.2 million increase in stock-based compensation expense. In addition, there was a $0.5 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019.
General and administrative expense was $39.9 million for the six months ended July 31, 2020, compared to $33.5 million for the six months ended July 31, 2019, an increase of $6.4 million or 19%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $2.5 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.1 million increase in stock-based compensation expense. In addition, there was a $2.3 million increase in the allowance for doubtful accounts relating to extended billing and payment terms with certain customers and considerations in light of impacts from the COVID-19 pandemic, and a $0.5 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019.
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash and cash equivalents of $223.3 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, the potential effects of the COVID-19 pandemic, among other factors.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors." We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We have and will continue to enter into new lease arrangements for new and expanded facilities, such as our lease arrangement for our new corporate headquarters in New York, NY, which commenced in May 2019. In connection with these arrangements, we expect our lease expenses and related capital expenditures to increase, which may limit our ability to take advantage of business opportunities or respond to changing business or market conditions. In addition, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Credit Arrangements
On March 16, 2016, we entered into a Loan and Security agreement with Silicon Valley Bank ("SVB") that provides for a $15.0 million revolving credit line ("Revolving Line") and a $7.0 million Letter of Credit facility (together with the Revolving Line, the "Credit Agreement"). In March 2018, the Credit Agreement was amended to extend the maturity date to March 16, 2020. On March 11, 2020, we replaced our existing Credit Agreement and entered into a new credit agreement with Silicon Valley Bank (the “March 2020 Credit Agreement”). No significant debt issuance costs were incurred in association with the March 2020 Credit Agreement.
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
Under the March 2020 Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on our average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. See Part II Item 1A “Risk Factors - Our new credit facility contains restrictive covenants that may limit our operating flexibility" for discussion of LIBOR being phased out.
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
As of January 31, 2020, we had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit. The $12.1 million was classified as restricted cash on our condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on our condensed consolidated balance sheet as of July 31, 2020.
        As of July 31, 2020, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $30.4 million available and $19.6 million in letters of credit allocated as security in connection with office space.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2020	2019
Net cash (used in) operating activities	$(16,295)	$(10,617)
Net cash (used in) provided by investing activities	$(40,055)	$41,348
Net cash provided by financing activities	$9,664	$159,024
Operating Activities
Net cash used in operating activities of $16.3 million for the six months ended July 31, 2020 was primarily due to the net loss of $54.3 million, as well as changes in unearned revenue of $31.4 million, changes in prepaid expenses and other current assets of $7.9 million and accounts payable, accrued expenses and other current liabilities of $7.0 million, respectively, associated with the timing of invoices and payments. This was partially offset by positive adjustments in reconciling our net loss to net cash used in operating activities related to changes in accounts receivable of $26.0 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $3.7 million and operating lease liabilities of $3.7 million. Net cash used in operating activities was also partially offset by non-cash charges related to stock-based compensation expense of $34.6 million, amortization of operating lease right-of-use assets of $6.8 million, depreciation and amortization expense of $5.2 million, and bad debt expense of $2.3 million which includes an increase in the allowance for doubtful accounts relating to extended billing and payment terms with certain customers and considerations in light of impacts from the COVID-19 pandemic.
Net cash used in operating activities of $10.6 million for the six months ended July 31, 2019 was primarily due to the net loss of $48.3 million, changes in unearned revenue of $12.2 million and costs to obtain revenue contracts of $2.6 million. These decreases were partially offset by a change in accounts receivable of $17.9 million, mainly due to timing of billing and cash collections during the period. In addition, non-cash charges related to stock-based compensation expense of $29.8 million, amortization of operating right-of-use assets of $4.7 million, and depreciation and amortization of $3.8 million, resulted in positive adjustments in reconciling our net loss to net cash used in operating activities.
Investing Activities
Net cash used in investing activities of $40.1 million for the six months ended July 31, 2020 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY, and our office spaces in Rosslyn, VA and Tokyo, Japan, among others. We expect our investments in capital expenditures associated with our new office space will continue to drive our cash used in investing activities for the fiscal year ending January 31, 2021 as we work to complete the build-out of our new offices. We will continue to evaluate our real estate strategy in light of our evolving needs for office space.
Net cash provided by investing activities of $41.3 million for the six months ended July 31, 2019 was related to maturities associated with marketable securities of $45.8 million, partially offset by capital expenditures of $4.4 million.
Financing Activities
Net cash provided by financing activities of $9.7 million for the six months ended July 31, 2020 was primarily related to proceeds from exercise of stock options of $6.7 million and net proceeds from employee stock purchase plan withholdings of $3.7 million, partially offset by payments of deferred financing costs of $0.7 million.
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
        As of July 31, 2020, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$6,865	$19,352
2022	19,385	10,865
2023	19,337	4,691
2024	18,818	1,874
2025	18,289	1,494
2026 and thereafter	111,377	2,862
Total	$194,071	$41,138
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

Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2020 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of July 31, 2020, we had cash and cash equivalents of $223.3 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 31, 2020 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
As a result of the COVID-19 pandemic, the operation of our business has been disrupted. We have temporarily closed our offices requiring all employees globally to work remotely. We have restricted non-essential business travel and canceled in-person marketing events, including our annual industry and customer event ONWARD20. While we continue to monitor regional developments relating to the COVID-19 pandemic to inform decisions on office re-openings and lifting of travel restrictions, these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have increasingly negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers. In response to the COVID-19 pandemic some existing and potential customers, in particular among those in industries highly impacted by the pandemic, such as retail and food services, have and we expect other customers may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as extended billing and payment terms, shorten the duration of contracts or elect not to renew their subscriptions. If additional customers or potential customers take similar actions, our operating results and financial condition may be materially adversely impacted. Because our platform is offered as a subscription-based service and we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods.
The COVID-19 pandemic and measures taken to control its spread may adversely affect other aspects of our business as described in this “Risk Factors” section. As a result of the scale of the pandemic and measures taken to control its spread, our financial and operating results have been adversely affected and may differ materially from our historical results, and such adverse results may continue or worsen.

Because we recognize revenue from subscriptions for our platform over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their agreements, which are typically one year in length but may be up to three years or longer in length. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products or a decline in our retention rate, including as a result of the ongoing COVID-19 pandemic, may not be fully apparent or reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We were incorporated in 2006 and originally operated as an advertising services company. Our business has evolved several times since then. For example, we sold our advertising business to IAC/InterActiveCorp in 2012 and over the following years have become a platform that puts businesses in control of their facts online with their official answers in search. Many of the most popular features of our platform have only been launched in the past few years.
As a result of our limited operating history and recent changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition the duration and extent of the impact of the COVID-19 pandemic on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We have established strategic relationships with more than 175 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
We have limited experience with respect to determining the optimal prices and contract length for our platform. For example, we recently began offering capacity-based pricing for our Pages and Answers products, including an initial free-trial period for Answers. There is no assurance that this new pricing and distribution model will be successful thus adversely affecting our financial results. Furthermore, as the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our direct sales efforts, may demand greater price discounts.
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
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Furthermore, we have canceled in-person customer and industry events including ONWARD, our annual industry and customer event, as a result of the COVID-19 pandemic. We have also allocated marketing resources to focus on virtual events, virtual lead generation, and tools to help our sales personnel connect virtually with customers and potential customers. These new marketing efforts may not be successful and may not attract as many new customers as our historical customer and industry events, which could harm our future revenue and revenue growth.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations, are also susceptible to global economic weakness and uncertainty, including as a result of the COVID-19 pandemic. See also "—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer." Lower demand from certain of our reseller customers has resulted in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if such third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.
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
We are taking steps to remediate this material weakness. However, we cannot at this time estimate how long it will take to remediate the material weakness, and we may not ever be able to remediate the material weakness. For additional information regarding this material weakness and related remediation activities, see Item 4 "Controls and Procedures." If we are unable to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.
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
Similarly, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data are valid. The invalidation of the EU-U.S.

Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the European Union, while increasing our compliance costs and legal and regulatory risks. Customers and potential customers may view alternative data transfer mechanisms as being too costly, burdensome or uncertain and therefore impairing our ability to attract and retain customers. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union and Switzerland to the United States.
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
Our success depends largely upon the continued services of our key executive officers. In particular, two of our co-founders, Howard Lerman and Brian Distelburger, who serve as our Chief Executive Officer and President, respectively, are critical to our vision, strategic direction, feature innovation, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example during the quarter ended October 31, 2020, we announced changes to the leadership team for our sales and research and development functions, and the departure of these key executives may disrupt strategic initiatives of these functions. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and a sharp increase in unemployment. The prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic has led certain of our customers and potential customers to decrease the rate of their information technology spending, has adversely affected their ability or willingness to purchase our platform and has caused them to delay purchasing decisions or reduce the value or duration of their subscriptions, all of which adversely affected our operating results.
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. The European Union's economy also suffered a sharp downturn due to the COVID-19 pandemic, and economic conditions in Europe and other key markets for our platform remain weak. As a result, we have experienced negative impacts on our sales activities in Europe. If such conditions deteriorate further, customers may delay or reduce their information technology spending. In addition, the legal, regulatory and economic impacts of Britain’s exit from the European Union in January 2020 are not fully known at this time and will depend in part on the negotiated trade agreements or the nature of a “no-deal” exit. The outcome of these events may, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 119,511,551 shares of our common stock outstanding as of July 31, 2020.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Furthermore, on January 31, 2019, we no longer qualified as an emerging growth company, and became subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred and continue to incur significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition on January 31, 2019, we were required to adopt certain accounting standards including Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), when certain extended transition periods available to emerging growth companies expired. We also became subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Surrender Agreement, dated as of May 29, 2020 between Yext, Inc. and 1 Madison Office Fee LLC	8-K	001-38056	10.1	6/4/2020
10.2	Advisor Agreement between the Company and James Steele	8-K	001-38056	10.1	9/3/2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2020 and January 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders' Equity as of July 31, 2020 and January 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and six months ended July 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
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

Date: September 4, 2020	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)