Form 10-Q
period 2020-10-31
Yext, Inc.
filed 2020-12-04
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 23, 2020, the registrant had 122,266,596 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$208,996	$256,076
Accounts receivable, net of allowances of $2,754 and $995, respectively	48,687	80,583
Prepaid expenses and other current assets	17,631	12,730
Costs to obtain revenue contracts, current	29,114	28,423
Total current assets	304,428	377,812
Restricted cash	—	12,100
Property and equipment, net	71,948	26,200
Operating lease right-of-use assets	106,889	111,973
Costs to obtain revenue contracts, non-current	21,046	26,051
Goodwill	4,714	4,534
Intangible assets, net	886	1,343
Other long term assets	5,030	3,607
Total assets	$514,941	$563,620
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$47,633	$59,482
Unearned revenue, current	128,709	176,806
Operating lease liabilities, current	6,801	8,640
Total current liabilities	183,143	244,928
Operating lease liabilities, non-current	123,651	115,187
Other long term liabilities	7,484	2,293
Total liabilities	314,278	362,408
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2020 and January 31, 2020; zero shares issued and outstanding at October 31, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2020 and January 31, 2020; 128,681,015 and 122,335,709 shares issued at October 31, 2020 and January 31, 2020, respectively; 122,175,681 and 115,830,375 shares outstanding at October 31, 2020 and January 31, 2020, respectively	129	122
Additional paid-in capital	711,413	636,008
Accumulated other comprehensive income (loss)	60	(360)
Accumulated deficit	(499,034)	(422,653)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	200,663	201,212
Total liabilities and stockholders’ equity	$514,941	$563,620
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Revenue	$89,061	$76,370	$262,467	$217,451
Cost of revenue	21,639	20,366	64,807	56,108
Gross profit	67,422	56,004	197,660	161,343
Operating expenses:
Sales and marketing	56,646	61,969	171,215	160,738
Research and development	14,475	13,011	43,641	35,603
General and administrative	18,061	23,857	57,993	57,392
Total operating expenses	89,182	98,837	272,849	253,733
Loss from operations	(21,760)	(42,833)	(75,189)	(92,390)
Interest income	9	1,129	524	3,412
Interest expense	(184)	(81)	(475)	(213)
Other expense, net	(38)	(682)	(545)	(1,091)
Loss from operations before income taxes	(21,973)	(42,467)	(75,685)	(90,282)
(Provision for) benefit from income taxes	(68)	(250)	(696)	(685)
Net loss	$(22,041)	$(42,717)	$(76,381)	$(90,967)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.38)	$(0.64)	$(0.82)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	120,721,555	113,464,608	118,594,452	110,610,473

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(497)	$1,585	$420	$1,000
Unrealized (loss) gain on marketable securities, net	—	(2)	—	40
Total comprehensive loss	$(22,538)	$(41,134)	$(75,961)	$(89,927)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	115,830	122	636,008	(360)	(422,653)	(11,905)	201,212
Exercise of stock options	2,474	3	13,209	—	—	—	13,212
Vested restricted stock units converted to common shares	3,135	3	(3)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	55,200	—	—	—	55,200
Other comprehensive income	—	—	—	420	—	—	420
Net loss	—	—	—	—	(76,381)	—	(76,381)
Balance, October 31, 2020	122,176	$129	$711,413	$60	$(499,034)	$(11,905)	$200,663
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2020	2019
Operating activities:
Net loss	$(76,381)	$(90,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,539	5,836
Bad debt expense	2,376	297
Stock-based compensation expense	53,889	50,917
Amortization of operating lease right-of-use assets	9,367	8,039
Other, net	589	(7)
Changes in operating assets and liabilities:
Accounts receivable	30,302	15,908
Prepaid expenses and other current assets	(5,023)	888
Costs to obtain revenue contracts	4,743	(6,196)
Other long term assets	(1,350)	(1,681)
Accounts payable, accrued expenses and other current liabilities	(7,192)	3,161
Unearned revenue	(49,592)	(27,531)
Operating lease liabilities	2,526	(1,576)
Other long term liabilities	4,485	478
Net cash used in operating activities	(23,722)	(42,434)
Investing activities:
Maturities of marketable securities	—	51,197
Capital expenditures	(53,946)	(7,347)
Net cash (used in) provided by investing activities	(53,946)	43,850
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	—	147,000
Payments of common stock deferred offering costs	—	(530)
Proceeds from exercise of stock options	13,145	12,513
Payments of deferred financing costs	(869)	(260)
Proceeds, net from employee stock purchase plan withholdings	4,811	5,078
Net cash provided by financing activities	17,087	163,801
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,401	(118)
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,180)	165,099
Cash, cash equivalents and restricted cash at beginning of period	268,176	91,755
Cash, cash equivalents and restricted cash at end of period	$208,996	$256,854
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

(in thousands)	October 31, 2020	October 31, 2019
Cash and cash equivalents	$208,996	$244,754
Restricted cash	—	12,100
Total cash, cash equivalents and restricted cash	$208,996	$256,854
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2021, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk may include cash and cash equivalents, marketable securities and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At October 31, 2020 and January 31, 2020, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2020 and 2019, respectively.
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
New Accounting Standard To Be Adopted - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt this standard on February 1, 2021 and does not currently expect the adoption to have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 7% and 5% of the Company's total revenue for the nine months ended October 31, 2020 and 2019, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
North America	$71,159	$62,815	$211,557	$179,268
International	17,902	13,555	50,910	38,183
Total revenue	$89,061	$76,370	$262,467	$217,451
North America revenue is predominantly attributable to the United States, but also includes Canada. International revenue is predominantly attributable to European countries, but also includes Japan. The Company's revenue attributable to the United States represented 80% and 82% of total revenue for the nine months ended October 31, 2020 and 2019, respectively. Its revenue attributable to Switzerland, which serves as one of the Company's contracting entities for Europe, represented 16% and 13% of total revenue for the nine months ended October 31, 2020 and 2019, respectively. No other individual country represented more than 10% of total revenue for the nine months ended October 31, 2020 and 2019, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2020, unearned revenue, current was $128.7 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.2 million. Revenue recognized of $157.9 million during the nine months ended October 31, 2020 was included in unearned revenue at the beginning of the period.

Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2020 and January 31, 2020, customer deposits of $0.5 million and $0.9 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2020, the Company had $285.4 million of remaining performance obligations, of which $265.3 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2020, the Company had $328.1 million of remaining performance obligations.
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
As of October 31, 2020 the Company had $148.8 million of money market funds included in cash and cash equivalents. As of January 31, 2020, the Company had $190.8 million of money market funds included in cash and cash equivalents and $12.1 million of money market funds included in restricted cash on the Company's condensed consolidated balance sheet. These assets were valued using quoted market prices and accordingly were classified as Level 1.
5. Goodwill and Intangible Assets
Goodwill
As of October 31, 2020 and January 31, 2020, the Company had goodwill of $4.7 million and $4.5 million, respectively.
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
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2020 and 2019 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of October 31, 2020 and January 31, 2020, the Company had intangible assets, net of $0.9 million and $1.3 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2020 and 2019 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Amortization expense related to intangible assets totaled $0.1 million and $0.4 million for the three and nine months ended October 31, 2020, respectively and $0.1 million and $0.4 million for the three and nine months ended October 31, 2019, respectively.
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2020	January 31, 2020
Computer software	$10,719	$10,099
Office equipment	12,227	9,966
Furniture and fixtures	2,752	1,347
Leasehold improvements	20,892	15,170
Construction in progress	39,359	13,812
Software in progress	3,845	961
Total property and equipment, gross	89,794	51,355
Less: accumulated depreciation	(17,846)	(25,155)
Total property and equipment, net	$71,948	$26,200
Construction in progress consists primarily of leasehold improvements related to operating lease arrangements for office space primarily associated with the Company's new corporate headquarters in New York, NY. Software in progress consists of costs incurred in connection with additional functionality to the Yext platform.
As of October 31, 2020 and January 31, 2020, the Company's property and equipment, net attributable to the United States was 86% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.2 million and $7.1 million for the three and nine months ended October 31, 2020, respectively and $1.9 million and $5.4 million for the three and nine months ended October 31, 2019, respectively. In May 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its prior corporate headquarters in New York, NY. In July 2020, the Company permanently exited the facility and accordingly revised the estimated useful lives of the associated property and equipment, resulting in $0.8 million of additional depreciation expense in the nine months ended October 31, 2020. Pursuant to the Surrender Agreement, the Company's lease obligations continued through August 31, 2020. See Note 12 "Leases" for further information.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2020	January 31, 2020
Accounts payable (1)	$10,796	$9,599
Accrued employee compensation	16,942	20,622
Accrued Knowledge Network application provider fees	2,428	5,561
Accrued professional services and associated costs	2,180	3,077
Accrued employee stock purchase plan withholdings liability	1,089	3,277
Other current liabilities (2)	14,198	17,346
Total accounts payable, accrued expenses and other current liabilities	$47,633	$59,482
(1) - As of October 31, 2020 and January 31, 2020, accounts payable includes capital expenditures of $2.8 million and $2.2 million, respectively.
(2) - As of October 31, 2020 and January 31, 2020, other current liabilities include capital expenditures of $3.1 million and $7.0 million, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2020, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,633,215 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2020, the number of shares available for future award under the 2016 Plan is 1,859,853.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2020	12,371,254	$7.05	5.53	$98,028
Granted	—	$—
Exercised	(2,474,292)	$5.34
Forfeited or canceled	(432,102)	$6.83
Balance, October 31, 2020	9,464,860	$7.51	5.17	$85,827
Vested and expected to vest	9,339,422	$7.46	5.15	$85,140
Exercisable at October 31, 2020	8,766,402	$7.23	5.03	$81,950
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2020. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $25.2 million and $38.8 million for the nine months ended October 31, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	9,910,729	$17.44
Granted	4,811,799	$15.39
Vested and converted to shares	(3,145,740)	$16.90
Forfeited or canceled	(1,169,878)	$17.32
Balance as of October 31, 2020	10,406,910	$16.68
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2020, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,158,304 shares. As of October 31, 2020, a total of 2,834,557 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 16, 2020, 373,891 shares of common stock were purchased under the ESPP at a purchase price of $10.01 per share for total proceeds of $3.7 million. In connection with the offering period which ended on September 15, 2020, 324,141 shares of common stock were purchased under the ESPP at a purchase price of $10.01 per share for total proceeds of $3.2 million.
A new offering period began on September 15, 2020 and will end on March 15, 2021. As of October 31, 2020, 331,129 shares are estimated to be purchased at the end of the offering period and $1.1 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement, to be purchased during an ESPP offering period were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	65.48%	42.41%	51.44% - 65.48%	42.41% - 60.86%
Dividend yield	—	—	—	—
Risk-free rate	0.12%	1.93%	0.12% - 0.29%	1.93% - 2.52%
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
During the three and nine months ended October 31, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $0.7 million and $1.9 million, respectively and $0.7 million and $2.0 million for the three and nine months ended October 31, 2019, respectively. As of October 31, 2020, total unrecognized compensation cost related to ESPP was $1.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.37 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,513	$1,176	$4,053	$2,982
Sales and marketing	9,410	8,604	25,151	23,673
Research and development	4,228	3,630	12,104	9,260
General and administrative	4,136	7,682	12,581	15,002
Total stock-based compensation expense	$19,287	$21,092	$53,889	$50,917
General and administrative stock-based compensation expense for the three and nine months ended October 31, 2019, included a $3.6 million one-time RSU cancellation-related expense.
As of October 31, 2020, there was approximately $163.1 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.85 years. During the three and nine months ended October 31, 2020, the Company capitalized $0.5 million and $1.3 million, respectively of stock-based compensation related to software development of additional functionality to the Yext platform, and $0.5 million and $1.2 million for the three and nine months ended October 31, 2019.
9. Equity
The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	124	659,262	(1,693)	(451,877)	(11,905)	193,911
Exercise of stock options	935	1	4,750	—	—	—	4,751
Vested restricted stock units converted to common shares	1,041	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	2,250	—	—	2,250
Net loss	—	—	—	—	(25,116)	—	(25,116)
Balance, July 31, 2020	119,512	126	681,763	557	(476,993)	(11,905)	193,548
Exercise of stock options	1,148	1	6,564	—	—	—	6,565
Vested restricted stock units converted to common shares	1,191	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plans	325	1	3,256	—	—	—	3,257
Stock-based compensation	—	—	19,831	—	—	—	19,831
Other comprehensive loss	—	—	—	(497)	—	—	(497)
Net loss	—	—	—	—	(22,041)	—	(22,041)
Balance, October 31, 2020	122,176	$129	$711,413	$60	$(499,034)	$(11,905)	$200,663

The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2019:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	1,096	1	4,995	—	—	—	4,996
Vested restricted stock units converted to common shares	557	—	—	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	170	—	3,283	—	—	—	3,283
Stock-based compensation	—	—	13,472	—	—	—	13,472
Other comprehensive income	—	—	—	349	—	—	349
Net loss	—	—	—	—	(18,959)	—	(18,959)
Balance, April 30, 2019	111,000	117	567,095	(1,079)	(320,068)	(11,905)	234,160
Exercise of stock options	830	1	4,136	—	—	—	4,137
Vested restricted stock units converted to common shares	845	1	(1)	—	—	—	—
Issuance of restricted stock	7	—	—	—	—	—	—
Stock-based compensation	—	—	17,025	—	—	—	17,025
Other comprehensive loss	—	—	—	(892)	—	—	(892)
Net loss	—	—	—	—	(29,291)	—	(29,291)
Balance, July 31, 2019	112,682	119	588,255	(1,971)	(349,359)	(11,905)	225,139
Exercise of stock options	647	—	3,406	—	—	—	3,406
Vested restricted stock units converted to common shares	820	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	222	—	3,344	—	—	—	3,344
Stock-based compensation	—	—	21,601	—	—	—	21,601
Other comprehensive income	—	—	—	1,583	—	—	1,583
Net loss	—	—	—	—	(42,717)	—	(42,717)
Balance, October 31, 2019	114,371	$120	$616,605	$(388)	$(392,076)	$(11,905)	$212,356
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
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.

Common Stock
        As of October 31, 2020 and January 31, 2020, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of October 31, 2020 and January 31, 2020, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
As of January 31, 2020, the Company had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit and classified as restricted cash on the Company's condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on the Company's condensed consolidated balance sheet as of October 31, 2020.
        As of October 31, 2020, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2020, the Company recorded a (provision for) benefit from income taxes of $(0.1) million and $(0.7) million, respectively. During the three and nine months ended October 31, 2019, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.7) million, respectively.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company's net deferred tax assets in the U.S. and in certain foreign jurisdictions, partially offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance on a jurisdictional basis if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. To the extent sufficient positive evidence becomes available, a portion of the valuation allowance against certain net deferred tax assets could be released and would result in a non-cash income tax benefit in the period of release.
12. Leases
The Company's operating lease arrangements are principally for office space. As of October 31, 2020, the Company had $6.8 million of operating lease liabilities, current, $123.7 million of operating lease liabilities, non-current, $106.9 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 9.7 years and a weighted-average discount rate of 5.7%, as of October 31, 2020. During the nine months ended October 31, 2020, the Company paid $7.7 million for amounts included in the measurement of lease liabilities and obtained $7.2 million of operating lease right-of-use assets in exchange for lease obligations.
In May 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its prior corporate headquarters in New York, NY. The previous lease arrangement was scheduled to expire in December 2020. Pursuant to the Surrender Agreement, the Company's lease obligations continued through August 31, 2020.
During the nine months ended October 31, 2020 and 2019, the Company recognized $18.6 million and $15.6 million, of lease expense, respectively, which consisted of the following:

	Nine months ended October 31,
(in thousands)	2020	2019
Operating lease expense	$15,318	$11,993
Short-term lease expense	904	1,729
Variable lease expense	2,425	1,845
Total lease expense	$18,647	$15,567
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. For the nine months ended October 31, 2020, operating lease expense includes lease expense related to the Company's lease arrangement associated with its new corporate headquarters in New York, NY, which commenced in May 2019. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses.
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
        As of October 31, 2020, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$4,034	$12,391
2022	19,083	12,107
2023	19,058	5,595
2024	18,784	1,862
2025	18,263	1,604
2026 and thereafter	111,241	3,132
Total	$190,463	$36,691

Performance and Payment Bond
The Company's operating lease arrangement associated with its new corporate headquarters in New York, NY requires performance and payment bonds to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. In connection with these bonds, as of October 31, 2020, the Company paid $0.9 million in issuance costs which are recognized as operating expense over the estimated construction period in the Company's condensed consolidated statement of operations.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(22,041)	$(42,717)	$(76,381)	$(90,967)
Denominator:
Weighted-average common shares outstanding	120,721,555	113,464,608	118,594,452	110,610,473
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.38)	$(0.64)	$(0.82)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2020	2019
Options to purchase common stock	9,464,860	13,209,606
Restricted stock and restricted stock units	10,406,910	9,821,715
Shares estimated to be purchased under ESPP	331,129	284,942
Total anti-dilutive common equivalent shares	20,202,899	23,316,263

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
COVID-19 Update
In March 2020, the World Health Organization ("WHO") declared the coronavirus disease ("COVID-19") as a pandemic. The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time. In an effort to control the spread of COVID-19, governments and municipalities around the world instituted restrictive measures, including orders to shelter-in-place, travel restrictions, and mandated business closures.
As a result of the COVID-19 pandemic, we temporarily closed our offices requiring all of our employees globally to work remotely. We restricted non-essential business travel, and canceled in-person marketing events, including our annual industry and customer event, ONWARD20, which had been scheduled to occur in November 2020 in New York City. We continue to monitor regional developments relating to the COVID-19 pandemic to inform decisions on phased office re-openings and lifting of travel restrictions. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates.
Many of our customers and potential customers needs have been impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs. In response to the COVID-19 pandemic, some existing and potential customers, in particular customers in industries highly impacted by the pandemic such as retail and food services as well as certain geographies such as Europe, have, and we expect other customers may, reduce, suspend or delay technology spending; request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions.
Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to our business, the strength of our platform, and our ability to continue to execute on our strategy. Earlier this year, we announced collaborations with the WHO and other government agencies to launch comprehensive information hubs powered by Yext Answers. We are offering Yext Answers as a 90-day free trial and announced a global technology partnership with Adobe where Adobe content management system clients can choose to upgrade their search experience with Yext Answers. We also expanded Yext Answers into additional languages, including French, German, Italian, Spanish, and Japanese, and launched the Yext Hitchhiker program to help brands around the world provide enhanced search experiences to consumers.
The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue	$89,061	$76,370	$262,467	$217,451
Cost of revenue(1)	21,639	20,366	64,807	56,108
Gross profit	67,422	56,004	197,660	161,343
Operating expenses:
Sales and marketing(1)	56,646	61,969	171,215	160,738
Research and development(1)	14,475	13,011	43,641	35,603
General and administrative(1)	18,061	23,857	57,993	57,392
Total operating expenses	89,182	98,837	272,849	253,733
Loss from operations	(21,760)	(42,833)	(75,189)	(92,390)
Interest income	9	1,129	524	3,412
Interest expense	(184)	(81)	(475)	(213)
Other expense, net	(38)	(682)	(545)	(1,091)
Loss from operations before income taxes	(21,973)	(42,467)	(75,685)	(90,282)
(Provision for) benefit from income taxes	(68)	(250)	(696)	(685)
Net loss	$(22,041)	$(42,717)	$(76,381)	$(90,967)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,513	$1,176	$4,053	$2,982
Sales and marketing	9,410	8,604	25,151	23,673
Research and development	4,228	3,630	12,104	9,260
General and administrative	4,136	7,682	12,581	15,002
Total stock-based compensation expense	$19,287	$21,092	$53,889	$50,917
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	24	27	25	26
Gross profit	76	73	75	74
Operating expenses:
Sales and marketing	64	81	65	74
Research and development	16	17	17	16
General and administrative	20	31	22	26
Total operating expenses	100	129	104	116
Loss from operations	(24)	(56)	(29)	(42)
Interest income	—	1	—	1
Interest expense	(1)	—	—	—
Other expense, net	—	(1)	—	(1)
Loss from operations before income taxes	(25)	(56)	(29)	(42)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(25)%	(56)%	(29)%	(42)%

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019
Revenue and Cost of Revenue

	Three months ended October 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$89,061	$76,370	$12,691	17%
Cost of revenue	21,639	20,366	$1,273	6%
Gross profit	$67,422	$56,004	$11,418	20%
Gross margin	75.7%	73.3%
Total revenue was $89.1 million for the three months ended October 31, 2020, compared to $76.4 million for the three months ended October 31, 2019, an increase of $12.7 million or 17%. The increase in revenue was primarily driven by new customer subscriptions to our platform. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 18% from $73.3 million to $86.5 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $21.6 million for the three months ended October 31, 2020, compared to $20.4 million for the three months ended October 31, 2019, an increase of $1.3 million or 6%. The increase was primarily due to a $0.9 million increase in costs associated with our data centers, while to a lesser extent increases including in software and stock-based compensation were largely offset by decreases in personnel-related costs and Knowledge Network application provider fees.
Gross margin was 75.7% for the three months ended October 31, 2020, compared to 73.3% for the three months ended October 31, 2019 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$56,646	$61,969	$(5,323)	(9)%
Research and development	$14,475	$13,011	$1,464	11%
General and administrative	$18,061	$23,857	$(5,796)	(24)%
Sales and marketing expense was $56.6 million for the three months ended October 31, 2020, compared to $62.0 million for the three months ended October 31, 2019, a decrease of $5.3 million or 9%. Conferences and events decreased $4.3 million due to the COVID-19 pandemic: for example, ONWARD19, our annual industry and customer event, occurred during the three months ended October 31, 2019; ONWARD20 had been scheduled to occur in November 2020 but was canceled. Employee travel expenses decreased $3.6 million in light of the COVID-19 pandemic, and operating and short-term lease expenses decreased $0.6 million primarily due to the exit of our prior corporate headquarters in New York, NY. These decreases were partially offset by employee-related costs reflecting higher headcount, including a $3.1 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, as well as a $0.8 million increase in stock-based compensation expense.
Research and development expense was $14.5 million for the three months ended October 31, 2020, compared to $13.0 million for the three months ended October 31, 2019, an increase of $1.5 million or 11%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $0.7 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $0.6 million increase in stock-based compensation expense.
General and administrative expense was $18.1 million for the three months ended October 31, 2020, compared to $23.9 million for the three months ended October 31, 2019, a decrease of $5.8 million or 24%. The decrease was driven by stock-based compensation expense, which was $4.1 million in the three months ended October 31, 2020, as compared to $7.7 million in the three months ended October 31, 2019 which had included a $3.6 million one-time RSU cancellation-related expense. In addition, expenses for personnel-related costs, as well as employee travel which was reduced in light of the COVID-19 pandemic, each decreased $0.4 million.

Nine Months Ended October 31, 2020 Compared to Nine Months Ended October 31, 2019
Revenue and Cost of Revenue

	Nine months ended October 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Revenue	$262,467	$217,451	$45,016	21%
Cost of revenue	64,807	56,108	$8,699	16%
Gross profit	$197,660	$161,343	$36,317	23%
Gross margin	75.3%	74.2%
Total revenue was $262.5 million for the nine months ended October 31, 2020, compared to $217.5 million for the nine months ended October 31, 2019, an increase of $45.0 million or 21%. The increase in revenue was primarily driven by new customer subscriptions to our platform, and also included expanded subscriptions for existing customers. Revenue from our enterprise and mid-size customers, which include third-party reseller customers, grew 22% from $208.0 million to $254.6 million, and excludes revenue from small business customers, which by their nature have inherently high turnover.
Cost of revenue was $64.8 million for the nine months ended October 31, 2020, compared to $56.1 million for the nine months ended October 31, 2019, an increase of $8.7 million or 16%. This increase was primarily due to employee-related costs reflecting higher headcount, including a $2.4 million increase in personnel-related costs, which mainly consisted of salaries and wages, and a $1.1 million increase in stock-based compensation expense. In addition, there was a $2.2 million increase in costs associated with our data centers and a $0.6 million increase in depreciation expense.
Gross margin was 75.3% for the nine months ended October 31, 2020, compared to 74.2% for the nine months ended October 31, 2019 as reflected in the discussion above.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2020	2019	Dollars	Percent
Sales and marketing	$171,215	$160,738	$10,477	7%
Research and development	$43,641	$35,603	$8,038	23%
General and administrative	$57,993	$57,392	$601	1%
Sales and marketing expense was $171.2 million for the nine months ended October 31, 2020, compared to $160.7 million for the nine months ended October 31, 2019, an increase of $10.5 million or 7%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $21.1 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, as well as a $1.5 million increase in stock-based compensation expense. In addition, there was a $1.5 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019. These increases were partially offset by an $8.1 million decrease in employee travel, as well as a $7.0 million decrease in conferences and events due to the COVID-19 pandemic: for example, ONWARD19, our annual industry and customer event, occurred during the nine months ended October 31, 2019; ONWARD20 had been scheduled to occur in November 2020 but was canceled.
Research and development expense was $43.6 million for the nine months ended October 31, 2020, compared to $35.6 million for the nine months ended October 31, 2019, an increase of $8.0 million or 23%. The increase was primarily due to employee-related costs reflecting higher headcount, including a $3.6 million increase in personnel-related costs, which mainly consisted of salaries and wages, as well as a $2.8 million increase in stock-based compensation expense. In addition, there was a $0.4 million increase in operating and short-term lease expenses, mainly as a result of our lease arrangement for our new corporate headquarters in New York, NY which commenced in May 2019.
General and administrative expense was $58.0 million for the nine months ended October 31, 2020, relatively consistent compared to $57.4 million for the nine months ended October 31, 2019. The allowance for doubtful accounts increased $2.1 million due to extended billing and payment terms with certain customers and considerations in light of the COVID-19 pandemic, and personnel-related costs increased $2.0 million, reflecting higher headcount. Stock-based compensation expense decreased $2.4 million to $12.6 million in the nine months ended October 31, 2020, as compared to $15.0 million in the nine months ended October 31, 2019 which had included a one-time RSU cancellation-related expense of $3.6 million. Employee travel expenses decreased $1.5 million in light of the COVID-19 pandemic.

Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash and cash equivalents of $209.0 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, the potential effects of the COVID-19 pandemic, among other factors.
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
As of January 31, 2020, we had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit. The $12.1 million was classified as restricted cash on our condensed consolidated balance sheet. In connection with the March 2020 Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on our condensed consolidated balance sheet as of October 31, 2020.
        As of October 31, 2020, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2020	2019
Net cash (used in) operating activities	$(23,722)	$(42,434)
Net cash (used in) provided by investing activities	$(53,946)	$43,850
Net cash provided by financing activities	$17,087	$163,801

Operating Activities
Net cash used in operating activities of $23.7 million for the nine months ended October 31, 2020 was primarily due to the net loss of $76.4 million, as well as changes in unearned revenue of $49.6 million, changes in accounts payable, accrued expenses and other current liabilities of $7.2 million and prepaid expenses and other current assets of $5.0 million respectively, associated with the timing of invoices and payments. This was partially offset by positive adjustments in reconciling our net loss to net cash used in operating activities related to changes in accounts receivable of $30.3 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $4.7 million, other long term liabilities of $4.5 million, and operating lease liabilities of $2.5 million. Net cash used in operating activities was also partially offset by non-cash charges related to stock-based compensation expense of $53.9 million, amortization of operating lease right-of-use assets of $9.4 million, depreciation and amortization expense of $7.5 million, and bad debt expense of $2.4 million which includes an increase in the allowance for doubtful accounts relating to extended billing and payment terms with certain customers and considerations in light of impacts from the COVID-19 pandemic.
Net cash used in operating activities of $42.4 million for the nine months ended October 31, 2019 was primarily due to the net loss of $91.0 million, partially offset by positive reconciling adjustments related to non-cash charges of stock-based compensation expense of $50.9 million, amortization of operating lease right-of-use assets of $8.0 million, and depreciation and amortization of $5.8 million, as well as changes in unearned revenue of $27.5 million and costs to obtain revenue contracts of $6.2 million. These were partially offset by a change in accounts receivable of $15.9 million, mainly due to timing of billing and cash collections during the period.
Investing Activities
Net cash used in investing activities of $53.9 million for the nine months ended October 31, 2020 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY, and our office spaces in Rosslyn, VA and Tokyo, Japan, among others. We expect our investments in capital expenditures associated with our new office space will continue to drive our cash used in investing activities for the fiscal year ending January 31, 2021 as we work to complete the build-out of our new offices. We will continue to evaluate our real estate strategy in light of our evolving needs for office space.
Net cash provided by investing activities of $43.9 million for the nine months ended October 31, 2019 was related to maturities associated with marketable securities of $51.2 million, partially offset by capital expenditures of $7.3 million.
Financing Activities
Net cash provided by financing activities of $17.1 million for the nine months ended October 31, 2020 was primarily related to proceeds from exercise of stock options of $13.1 million and net proceeds from employee stock purchase plan withholdings of $4.8 million, partially offset by payments of deferred financing costs of $0.9 million.
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
        As of October 31, 2020, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2021 (remainder of fiscal year)	$4,034	$12,391
2022	19,083	12,107
2023	19,058	5,595
2024	18,784	1,862
2025	18,263	1,604
2026 and thereafter	111,241	3,132
Total	$190,463	$36,691
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2020 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of October 31, 2020, we had cash and cash equivalents of $209.0 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of October 31, 2020 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business, but does not address all of the risks that we face. Additional discussion of the risks summarized below, and other risks that we face, may be found immediately following this summary.
•We have a history of losses and may not achieve profitability in the future.
•The effects of the COVID-19 pandemic have had and are expected to continue to have an adverse effect on our business, operations and financial results as well as the business and operations of our customers and potential customers.
•Because we recognize revenue from subscriptions for our platform over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•Our revenue growth rate in recent periods may not be indicative of our future performance.
•We have a limited operating history and our business has evolved, which makes it difficult to predict our future operating results.
•We have experienced rapid growth and significant changes to our organization and structure and may not be able to effectively manage such growth.
•Failure to adequately maintain and scale our sales force will impede our growth.
•We have expanded and intend to continue to expand our international operations, which exposes us to significant risks.
•Our growth depends in part on the success of our strategic relationships with existing and prospective Knowledge Network application providers.
•We do not have a long history with our pricing models and changes could adversely affect our operating results.
•Our success depends on a fragmented internet environment for finding information, particularly information about businesses.
•Our platform faces competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.
•Business and professional service providers may not widely adopt our platform to manage their information or as an important part of their marketing strategy, which would limit our ability to grow our business.
•If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer.
•If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
•If we fail to integrate our platform with a variety of third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results would be harmed.
•If we are unable to successfully develop and market new features, make enhancements to our existing features, or expand our offerings into new markets, our business, results of operations and competitive position may suffer.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform may become less competitive.
•If customers do not expand their use of our platform beyond their current subscriptions and licenses, our ability to grow our business and operating results may be adversely affected.
•Because our platform is sold to enterprises that often have complex operating environments, we may encounter long and unpredictable sales cycles, which could adversely affect our operating results in any given period.
•A portion of our revenue is dependent on a few customers.
•A significant portion of our revenue is dependent on third-party reseller customers, the efforts of which we do not control.
•A security breach, network attack or information security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.

•Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.
•We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.
•Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
•We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
•The reliability of our network and support infrastructure will be critical to our success. Sustained failures or outages could lead to significant costs and service disruptions, which could negatively affect our business, financial results and reputation.
•Real or perceived errors, failures or bugs in our software, or in the software or systems of our third-party application providers and partners, could materially and adversely affect our operating results and growth prospects.
•Adverse economic conditions or reduced technology spending may adversely impact our business.
•We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
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
Risks Related to Laws, Regulation and Taxation
We are subject to general litigation that may materially adversely affect us.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 122,175,681 shares of our common stock outstanding as of October 31, 2020.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Advisor Agreement between the Company and James Steele	8-K	001-38056	10.1	9/3/2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2020 and January 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders' Equity as of October 31, 2020 and January 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
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

Date: December 4, 2020	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)