Form 10-K
period 2021-01-31
Yext, Inc.
filed 2021-03-16
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2020, the aggregate market value of its shares (based on a closing price of $16.82 per share) held by non-affiliates was approximately $1.8 billion. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2021, the registrant had 124,807,360 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I
Item 1. Business
Overview
Yext, Inc. ("Yext" or the "Company") organizes a business's facts so it can provide official answers to consumer questions starting with the business's own website and then extending across search engines and voice assistants. Our platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business’s or organization's own website, as well as across approximately 200 service and application providers, which we refer to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities. We believe a business is the ultimate authority on its own facts, and it is our mission to put that business in control of it, everywhere.
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
While consumer online search behavior has changed, the site search experience on many businesses’ websites has not evolved to meet consumer expectations. Numerous site searches are unable to understand natural language queries instead returning a list of links based on keywords rather than direct answers. Poor user experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website. The challenge for businesses is to understand and provide accurate answers to consumer’s questions while delivering a rich, consistent search experience on their website as well as third-party applications. Many answers and results provided by searches currently come from third-party sources such as data aggregators, governmental agencies and consumers. The net result of this third-party sourcing has been to produce “best guess” data that can often be incomplete, misleading or incorrect.
Yext pioneered a better way for businesses to control and publish the critical facts about themselves to answer consumer questions. We have built our business on the fundamental premise that the best source of accurate and timely information about a business is the business itself. We do this first by empowering brands to structure the public facts about themselves in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our products and features are built to leverage the structured data stored in the Knowledge Graph so businesses can provide official answers to consumer questions.
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
Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as qualifications of a wealth advisor, amenities at a hotel, or course offerings at a university. As a result, businesses must ensure that the facts about their business are available, accurate and consistent online so that they can be found. Moreover, businesses want to make sure that they appear prominently online when nearby consumers search for them. Finally, once a consumer reaches a business’s website ready to transact, the business must be ready to answer the consumer’s specific queries.
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
Poor Site Search Experience Results in Lost Transactions. While consumer online search behavior has changed, we believe the site search experience on many businesses' websites has not evolved to meet consumer expectations. Many site searches are unable to understand natural language queries and instead return a list of links based on keywords rather than direct answers. Poor site search experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website.
Consumer Reviews Are of Critical Importance. Many major applications include consumer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.
Growth Strategy
Key elements of our strategy include:
•Grow Our Customer Base. We believe that there is a substantial opportunity to continue to increase the size of our customer base across a broad range of industries and companies. In October 2019 with the launch of Yext Answers, our site search product, we further expanded our customer base to include businesses that maintain websites but without physical locations, such as consumer product businesses. We plan to continue to invest in our direct sales force to grow our customer base, both domestically and internationally.
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
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities and we will continue to invest in our platform and develop products and features to help our customers better control the facts about their businesses online. For example, in October 2019 we launched Yext Answers, our site search product. In the fiscal year ended January 31, 2021, we expanded Yext Answers into five new languages, French, German, Italian, Spanish and Japanese, and enhanced Yext Answers with two major algorithm upgrades.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships with customers, increasing customer’s adoption and engagement with the Yext platform. In the fiscal year ended January 31, 2021, we launched the Hitchhikers program, a comprehensive training program and community for professionals to develop the skills to build custom search solutions for their business using our platform.
•Extend the Knowledge Network. We plan to continue to expand our Knowledge Network. In the fiscal year ended January 31, 2021 our Knowledge Network is comprised of approximately 200 applications. We are increasing our focus on adding more industry vertical-specific and international services to our Knowledge Network as well as including new services that may become more commonly used in the future. For example, in the fiscal year ended January 31, 2019 we launched a global integration with Amazon to give businesses control over the answers Amazon Alexa provides about them, and in the fiscal year ended January 31, 2021, we launched an integration with WebMD, while expanding the global reach of the Knowledge Network through multiple integrations with international applications.
•Expand Our App Directory. Yext offers integrations with a number of other platforms accessible through the Yext App Directory. These integrations offer our customers the ability to connect Yext with other systems to give customers programmatic control of their organization’s facts. As the number of integrations in the Yext App Directory grows, we believe that it will further expand the ways that our platform can be utilized and increase customer retention. For example, in the fiscal year ended January 31, 2021, we launched the WordPress Answers Connector, a plugin that allows WordPress users to seamlessly integrate Yext Answers into WordPress pages.
Key Benefits of Our Platform
The Yext platform provides the following benefits depending on a customer’s subscription level and enabled products and features:
•Control over Facts. Our platform is the system of record that enables our customers to control and centralize the facts about their businesses, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our Knowledge Network.
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
•Direct Integrations with the Most Relevant Services. Our platform, coupled with our Knowledge Network of approximately 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks, provides our customers with the ability to update their information and content across this network with a single click.
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
•Create and Manage Compelling Landing Pages for Consumers at Scale. Yext Pages enables businesses to create and manage compelling landing pages on their website at scale using the Knowledge Graph. When data is updated on a business’s Knowledge Graph, Yext automatically publishes the changes to a business's website, so that the most accurate, up-to-date answers are available to customers on and off a business's website.

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
•Reduced Support Costs. Yext Answers helps consumers find information quickly and easily on a business’s own website without having to contact a support center or chatbot.
•Global Reach and Local Expertise. Our platform integrates with both global and country-specific search engines and applications, accepts international address and phone number data, and allows local employees to contribute individual expertise, providing a consumer experience that respects local languages, address formats and customs.
The Yext Platform
Yext's cloud-based platform powers products and features that allow our customers to provide accurate and direct answers to consumer questions, to control the facts about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshot, specialties or education; job information such as title and description; FAQs and more. Our customers can then use this data to answer consumers' questions, to power and update their landing pages and to make this information available through our Knowledge Network of approximately 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
The key products and features that comprise the Yext platform include:
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
In September 2020, Yext announced the general availability of Hitchhikers, a comprehensive training program and community for professionals, who use Yext. With the launch of Hitchhikers, professionals are now able to build custom search solutions for their business using our platform. We continue to invest in platform and features development to help our customers better control the facts about their business and have released new products and features to all of our customers multiple times a year.
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
Integrations with our Knowledge Network and App Directory
The functionality of our platform is dependent on integrations with a variety of third-party technologies that comprise our Knowledge Network and App Directory. For example, we rely on integrations with each of the applications in our Knowledge Network to accomplish some or all of the following key tasks with members of our Knowledge Network:
•search for existing listings and retrieve details about them, in order to match our customers’ data in the Knowledge Graph to existing listing data;
•claim listings and deliver updated content;
•retrieve or get notified about reviews and allow review response; and
•obtain statistics about traffic on listings to display to our customers in the platform.
Yext’s integrations through its App Directory offer our customers the ability to connect Yext with other systems to enable customers to accomplish key tasks including the following:
•powering chatbots with data stored in the Knowledge Graph;
•joining insights from Yext with other platforms to perform deeper business analysis;
•optimize marketing campaigns with location data stored in the Knowledge Graph; and
•optimize scheduling and appointment bookings.
Over the years, we have developed special integrations with a number of the applications in our Knowledge Network and App Directory. We have also worked with the major application providers to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller application providers, we have developed our own application programming interface, or API specifications that each provider builds and implements for integration with our platform.
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct buying entity, such as a company, a government institution, a franchisor, a service provider or agency or a distinct business unit of a large corporation that has an active contract directly with us. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
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
Sales and Marketing
We sell our platform throughout the world to customers of all sizes, including our enterprise, mid-size, and third-party reseller customers. In transactions with resellers, we are only a party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer. We are also developing programs comprised of technology companies and consultants to promote the Yext platform to their customers.
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. Our quota-carrying sales representatives were approximately 250 at both January 31, 2021 and 2020.

We offer annual and multi-year subscriptions to our platform. Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. Our subscriptions are offered in a discrete range of packages, with pricing based on specified feature sets and the number of entities managed on our platform, such as locations, persons and events among others. We refer to these locations, persons, and other entities collectively as “licenses.”
Our packages start with basic access to the Knowledge Graph and successively include access to additional capabilities at a higher cost. During the fiscal year ended January 31, 2021, we offered unbundled products for our enterprise and mid-size customers enabling them to purchase each of our products separately rather than in packages with pricing based on capacity or licenses.
Our marketing efforts are focused on promoting our brand and generating demand for our products. We use a variety of marketing programs across traditional and social channels to target our prospective and current customers. Our primary marketing activities include integrated marketing campaigns, sponsorships of leading industry conferences, and thought leadership such as webinars, whitepapers and blog posts.
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
Patents and Patent Applications
As of January 31, 2021, we had twelve issued U.S. patents, twelve non-provisional and two provisional U.S. patent applications, four international Patent Cooperation Treaty patent applications pending, and nine national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2037. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2021, we had 135 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
Competition
The market for our platform is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our competition comes from businesses that choose to manage their online, public-facing data in-house using manual, paper and spreadsheet-based systems that corporate personnel employ in a fragmented manner rather than pay for a third-party product or service. In addition, other companies may offer products and services at lower price points than us or that compete with some of the features present in our platform. As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face more established businesses in these markets. For example, in October 2019 we launched Answers, our site search product, which competes with other site search products. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
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

Human Capital
We consider our culture and employees to be vital to our success. Yext is committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Conduct and Employee Handbook, which includes our anti-harassment policy. These policies and practices help us foster a workplace environment that promotes inclusion and diversity. We also support seven employee resource groups, or ERGs, that are led and founded by employees with a senior executive sponsor. ERGs provide a community for underrepresented groups and their allies and offer professional development and mentoring opportunities. In the fiscal year ended January 31, 2021, the Company made a greater commitment to diversity and inclusion by hiring a senior diversity and inclusion manager to develop and implement diversity and inclusion strategies to improve our recruitment process, performance management, leadership development, employee engagement and retention.
To attract and retain highly capable and innovative employees, we have developed competitive compensation packages and benefits programs. Our compensation packages include market-competitive pay, an Employee Stock Purchase Plan, healthcare and retirement benefits, paid time off and family leave and flexible work schedules. We also offer broad-based equity awards with multi-year vesting provisions to incentivize and reward our employees for long term corporate performance based on the value of our common stock and promote retention throughout the vesting period. We have invested resources to develop employee talent. Upward, our rotational program, offers analysts early in their careers the opportunity to rotate through three functional areas to gain an understanding not only of how our platform and systems work, but also how our customers interact with our products. In addition, we conduct an annual employee survey to gauge employee engagement and identify areas of focus.
To support our employees in the fiscal year ended January 31, 2021 and to promote their health and safety, we temporarily closed our offices requiring all of our employees globally to work remotely. We invested resources in supporting our employees in a shift to remote work, including offering all employees a stipend for supplemental home office equipment and supplies. We provided two weeks of emergency family leave for employees to take care of a child or parent due to COVID-19 disruptions. To help mitigate the financial impact of COVID-19 on certain employees in our sales organization, we offered to advance a portion of the employee’s target commission during the fiscal year ended January 31, 2021 and modified certain quota targets.
As of January 31, 2021, we had over 1,300 full-time employees, the majority of which are based in our New York headquarters.
Governmental Regulation
We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security. Compliance with such laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see "Risk Factors—Risks Related to Laws, Regulation and Taxation" in Part I, Item 1A in this Annual Report on Form 10-K.
Additional Information
We are a Delaware corporation with our headquarters located at 61 Ninth Avenue, New York, NY 10011. You can access our website at www.yext.com and our investor relations website at http://investors.yext.com. Our telephone number is (212) 994-3900.
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
Risks Related to Our Business and Industry
•We have a history of losses and may not achieve profitability in the future.
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
Risks Related to Information Technology, Intellectual Property, and Data Security
•A security breach, network attack or information security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.

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
Risks Related to Laws, Regulation and Taxation
•We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•The market price of our common stock has been and may continue to be volatile and may decline. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Risks Related to Our Business and Industry
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $94.7 million, $121.5 million and $74.8 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $517.3 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur additional expenses associated with our new and expanded facilities, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers. In response to the COVID-19 pandemic some existing and potential customers, in particular among those in industries highly impacted by the pandemic, such as retail and food services as well as certain geographies such as Europe, have and we expect other customers may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as extended billing and payment terms, shorten the duration of contracts or elect not to renew their subscriptions. If additional customers or potential customers take similar actions, our operating results and financial condition may be materially adversely impacted. Because our platform is offered as a subscription-based service and we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods.
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
We experienced revenue growth rates of 34% from the fiscal year ended January 31, 2018 to the fiscal year ended January 31, 2019, 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020, and 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
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
As a result of our limited operating history and recent changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of the COVID-19 pandemic on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid growth and significant changes to our organization and structure and may not be able to effectively manage such growth.
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,300 as of January 31, 2021 and have hired several members of our senior management team in recent years.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our personnel growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, as a result of the COVID-19 pandemic, our corporate culture may be difficult to maintain as all our global offices are temporarily closed and all employees globally work from home.

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
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to scale and train our direct sales force do not generate a corresponding increase in revenue. We have hired a significant number of direct sales personnel in recent years. If new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, including as a result of the COVID-19 pandemic or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
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
We have established strategic relationships with approximately 200 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables us to control our customers' business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
For the fiscal years ended January 31, 2021, 2020 and 2019, the aggregate of our top five customers accounted for approximately 9%, 11% and 14%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations, are also susceptible to global economic weakness and uncertainty, including as a result of the COVID-19 pandemic. See also "—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer." Lower demand from certain of our reseller customers has and may continue to result in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.
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
In connection with the audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in information technology general controls ("IT General Controls"). The deficiencies in IT General Controls also resulted in a conclusion that manual controls that rely on data produced by and maintained within these affected information technology systems and automated controls within these affected information technology systems across several of our significant classes of transactions were ineffective. Based on the nature of these deficiencies in IT General Controls, we concluded that the two material weaknesses from fiscal years prior to 2019 related to the revenue recognition process and financial close continued to exist as of January 31, 2019. As of January 31, 2020, we determined that these previously identified material weaknesses had been remediated.
Notwithstanding, as of January 31, 2020, we identified a material weakness in our internal control over financial reporting associated with processes to calculate, record and account for sales commissions. While we took steps toward remediating this material weakness in fiscal year 2021, the material weakness related to the sales commission process continued to exist as of January 31, 2021.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, civil unrest, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, as a result of the COVID-19 pandemic the operation of our business has been disrupted. We have temporarily closed our offices requiring all of our employees globally to work remotely. Our corporate headquarters is located in New York City, an area that was and continues to be significantly affected by the COVID-19 pandemic. We have restricted non-essential business travel and canceled in-person marketing events, including our annual industry and customer event ONWARD. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs.
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
Our success depends largely upon the continued services of our key executive officers. In particular, two of our co-founders, Howard Lerman and Brian Distelburger, who serve as our Chief Executive Officer and President, respectively, are critical to our vision, strategic direction, feature innovation, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example during the fiscal year ended January 31, 2021, we announced changes to the leadership team for our sales and research and development functions, and the departure of these key executives may disrupt strategic initiatives of these functions. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. The European Union's economy also suffered a sharp downturn due to the COVID-19 pandemic, and economic conditions in Europe and other key markets for our platform remain weak. As a result, we have experienced negative impacts on our sales activities in Europe. If such conditions deteriorate further, customers may delay or reduce their information technology spending. In addition, the legal, regulatory and economic impacts of the United Kingdom’s exit from the European Union in January 2020 are not fully known at this time. While the United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, there are still many uncertainties and regulations applicable during the transition period will likely be amended and may diverge from European Union regulations. The outcome of these events may, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.
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
As we continue to develop new features, the methodology and assumptions used to estimate new market opportunities may differ materially from methodologies and assumptions previously used to estimate total addressable market with respect to locations. With the addition of new products and features including our search product, we are targeting and positioning our platform towards new markets. To estimate the size of these new markets and their growth rates, we have relied on historical estimates and forecasts provided by industry publications and other third-party sources, including Gartner. We have not independently verified these estimates published by third parties and cannot assure you of their accuracy or completeness. The target markets in which we operate are also subject to a high degree of uncertainty and risk. Our customers as well as analysts, market participants, and others may disagree with our assessment of our target markets and we may never successfully compete in these markets. In addition, third parties may have different assessments of the size of the markets in which in our products compete.
These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate. In addition, as a result of the COVID-19 pandemic, our total addressable market may be more difficult to estimate and subject to greater uncertainty as the assumptions and forecasts on which we and third-parties have based estimates may not reflect future trends. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.
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
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense and intercompany transactions including loans denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. For example, a significant portion of our international revenue is derived from Europe including the United Kingdom. Our revenues and cash flows from these regions may be adversely affected as a result of weakness in the Euro or British Pound. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although in the future we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.
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
Risks Related to Information Technology, Intellectual Property, and Data Security
A security breach, network attack or information security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.
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
Our platform incorporates certain third-party software obtained under licenses from other companies, including companies that sell products that compete with our platform. We anticipate that we will continue to rely on such third-party software and development tools in the future. There is no assurance that we will be able to renew licenses for third-party software that we use. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or the software we currently license may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.
The reliability of our network and support infrastructure will be critical to our success. Sustained failures or outages could lead to significant costs and service disruptions, which could negatively affect our business, financial results and reputation.
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages, reduces or suspends service due to a natural disaster or pandemic such as the COVID-19 pandemic, or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany and Japan. Our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. The California Privacy Rights Act, or CPRA, which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
Similarly, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-

compliance. The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data are valid. The invalidation of the EU-U.S. Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the European Union, while increasing our compliance costs and legal and regulatory risks. Customers and potential customers may view alternative data transfer mechanisms as being too costly, burdensome or uncertain and therefore impairing our ability to attract and retain customers. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union and Switzerland to the United States.
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
As our products are applied to new uses and in new verticals, we may become subject to additional regulations or legal risks. For example, we have begun selling our platform to government entities. Risks associated with sales to government entities include adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. Sales to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Our platform has been and increasingly may be used to store confidential or sensitive information, which exposes us to additional risks. For example, in order to offer our products to certain customers in the health care industry we have implemented certain security and privacy measures and related procedures to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. This may require us to execute HIPAA business associate agreements, or BAAs, with certain customers that are “covered entities” under HIPAA, which would subject us to additional liabilities, penalties and fines in the event we fail to comply with the terms of such agreements. The storage of such information may require us to modify and enhance our platform at a significant cost.
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
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from tax examinations in federal, state, city or international jurisdictions, settlements or judicial decisions, changes in taxing jurisdictions’ tax laws and administrative interpretations, or changes in accounting principles. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our results of operations and financial condition.
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
As of January 31, 2021, we had significant U.S. federal and state net operating loss carryforwards, or NOLs, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
If securities or industry analysts do not publish research or reports about us, our business or our market, or if they cease publishing research or change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance or analysts' expectations, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few analysts commence coverage of us, cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 123,989,179 shares of our common stock outstanding as of January 31, 2021.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide corporate headquarters are located in New York, NY, which comprise approximately 142,500 square feet of office space under a sublease that expire in February 2031. In addition to serving as our corporate headquarters, our New York office also supports our sales, marketing, research and development and other general and administrative functions.
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
Stockholders
As of March 1, 2021, there were 45 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
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
On March 20, 2019, we closed a common stock offering, in which we issued and sold 7,000,000 shares of common stock, inclusive of the fully exercised underwriters' option to purchase additional shares. The price per share to the public was $21.50. We received aggregate proceeds of $147.0 million from this offering, net of underwriters' discounts and commissions, before deducting offering costs of approximately $0.5 million, which were recorded in additional paid in capital in our consolidated statements of stockholders' equity.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2021.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	18,417,242	(3)	$7.64	4,335,440	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	18,417,242		$7.64	4,335,440
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

(3) This amount includes 8,871,890 shares subject to outstanding options and 9,545,352 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 1,500,883 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 2,834,557 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans. Such future increases are not reflected in the table above.
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

Comparison of Cumulative Total Return of YEXT, INC.
300
200
100
0
Index Value
04/13/17
01/31/18
01/31/19
01/31/20
01/31/21
Period Ended
Yext, Inc.
S&P 500 Index
Nasdaq Computer Index

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the fiscal years ended January 31, 2021, 2020 and 2019, and the balance sheet data as of January 31, 2021 and 2020 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended January 31, 2018 and 2017 and the balance sheet data as of January 31, 2019, 2018 and 2017 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected financial data in this section is not intended to replace our consolidated financial statements and the related notes, and is qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2021(1)	2020(1)	2019(1)	2018	2017
Statements of Operations Data:
Revenue	$354,661	$298,829	$228,283	$170,201	$124,261
Cost of revenue(2)	$86,404	$77,030	$57,413	$44,095	$36,950
Gross profit	$268,257	$221,799	$170,870	$126,106	$87,311
Sales and marketing(2)	$228,417	$218,076	$158,845	$126,980	$81,529
Research and development(2)	$58,146	$49,445	$36,098	$25,687	$19,316
General and administrative(2)	$76,026	$77,231	$51,572	$40,079	$29,166
Total operating expenses	$362,589	$344,752	$246,515	$192,746	$130,011
Loss from operations	$(94,332)	$(122,953)	$(75,645)	$(66,640)	$(42,700)
Net loss	$(94,692)	$(121,544)	$(74,837)	$(66,565)	$(43,150)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(0.79)	$(1.09)	$(0.76)	$(0.85)	$(1.39)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	119,690,378	111,758,946	98,387,366	78,632,448	31,069,695
(1) Results for the fiscal years ended January 31, 2021, 2020 and 2019, respectively, reflect our modified retrospective adoption of ASU 2014-09 (Topic 606). Results for the fiscal years ended January 31, 2018 and 2017, respectively, continue to be reported in accordance with historical accounting standards under ASC 605.
(2) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019	2018	2017
Cost of revenue	$5,724	$4,115	$2,915	$1,459	$590
Sales and marketing	32,581	31,421	22,519	11,121	4,359
Research and development	17,071	13,212	8,475	3,756	1,954
General and administrative	16,918	19,022	10,324	6,024	2,948
Total stock-based compensation expense	$72,294	$67,770	$44,233	$22,360	$9,851

(3) See Note 14 "Net Loss Per Share Attributable to Common Stockholders" to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31,
(in thousands)	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$230,411	$256,076	$91,755	$34,367	$24,420
Marketable securities	$—	$—	$51,021	$83,974	$—
Total current assets	$376,184	$377,812	$230,069	$180,042	$61,829
Total assets	$595,989	$563,620	$267,128	$203,489	$86,465
Unearned revenue, current(1)	$191,810	$176,806	$135,544	$89,474	$57,112
Total liabilities	$388,754	$362,408	$182,579	$122,036	$93,605
Accumulated deficit	$(517,345)	$(422,653)	$(301,109)	$(233,450)	$(166,885)
Total stockholders' equity (deficit)	$207,235	$201,212	$84,549	$81,453	$(127,755)
(1) The "Unearned revenue, current" financial statement line item represents: (i) current unearned revenue in accordance with ASU 2014-09 (Topic 606) as of January 31, 2021, 2020 and 2019, respectively and (ii) "Deferred revenue" as of January 31, 2018 and 2017, respectively, as reported in accordance with ASC 605.

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
Overview
Yext organizes a business's facts so it can provide official answers to consumer questions starting with the business's own website and then extending across search engines and voice assistants. Our platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business's or organization's own website, as well as across approximately 200 service and application providers, which we refer to as our Knowledge Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities.
We sell our platform throughout the world to customers of all sizes, including our enterprise, mid-size, and third-party reseller customers. In transactions with resellers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer.
Revenue is a function of the number of customers, the number of licenses with each customer, the package to which each customer subscribes, the price of the package and renewal rates. We offer subscriptions in a discrete range of packages, with pricing based on specified feature sets and the number of licenses managed by the customer as well as on a capacity-basis.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2021, for example, are to the fiscal year ended January 31, 2021.
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
As a result of the COVID-19 pandemic, we temporarily closed our offices requiring all of our employees globally to work remotely. We restricted non-essential business travel, and canceled in-person marketing events, including our annual industry and customer event, ONWARD20. We continue to monitor regional developments relating to the COVID-19 pandemic to inform decisions on phased office re-openings and lifting of travel restrictions. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates.
Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to our business, the strength of our platform, and our ability to continue to execute on our strategy. During the fiscal year ended January 31, 2021, some business highlights included our collaborations with the WHO and other government agencies to launch comprehensive information hubs powered by Yext Answers, expanding Yext Answers into additional languages, including French, German, Italian, Spanish, and Japanese, and launching Hitchhikers, a comprehensive training program and community for professionals to develop the skills to build custom search solutions for their business using our platform.
We may continue to see some existing and potential customers, in particular customers in industries highly impacted by the pandemic such as retail and food services as well as certain geographies such as Europe, reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. The ultimate extent of the impact of the pandemic will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our Yext platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Knowledge Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, including with respect to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes operating and short-term lease expenses associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include operating and short-term lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, sales and marketing expenses include costs related to advertising and conferences and brand awareness events.
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include operating and short-term lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount.
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include operating and short-term lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount, and other professional related costs.

Results of Operations

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2021	2020	2019
Revenue	$354,661	$298,829	$228,283
Cost of revenue(1)	86,404	77,030	57,413
Gross profit	268,257	221,799	170,870
Operating expenses:
Sales and marketing(1)	228,417	218,076	158,845
Research and development(1)	58,146	49,445	36,098
General and administrative(1)	76,026	77,231	51,572
Total operating expenses	362,589	344,752	246,515
Loss from operations	(94,332)	(122,953)	(75,645)
Interest income	532	4,099	1,711
Interest expense	(614)	(308)	(143)
Other expense, net	(181)	(1,285)	(538)
Loss from operations before income taxes	(94,595)	(120,447)	(74,615)
(Provision for) benefit from income taxes	(97)	(1,097)	(222)
Net loss	$(94,692)	$(121,544)	$(74,837)
(1) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,724	$4,115	$2,915
Sales and marketing	32,581	31,421	22,519
Research and development	17,071	13,212	8,475
General and administrative	16,918	19,022	10,324
Total stock-based compensation expense	$72,294	$67,770	$44,233
The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	24	26	25
Gross profit	76	74	75
Operating expenses:
Sales and marketing	65	73	69
Research and development	16	16	16
General and administrative	21	26	23
Total operating expenses	102	115	108
Loss from operations	(26)	(41)	(33)
Interest income	—	1	1
Interest expense	(1)	—	—
Other expense, net	—	—	—
Loss from operations before income taxes	(27)	(40)	(32)
(Provision for) benefit from income taxes	—	(1)	—
Net loss	(27)%	(41)%	(32)%

Fiscal Year Ended January 31, 2021 Compared to Fiscal Year Ended January 31, 2020
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$354,661	$298,829	$55,832	19%
Cost of revenue	86,404	77,030	$9,374	12%
Gross profit	$268,257	$221,799	$46,458	21%
Gross margin	75.6%	74.2%
Total revenue was $354.7 million for the fiscal year ended January 31, 2021, compared to $298.8 million for the fiscal year ended January 31, 2020, an increase of $55.8 million or 19%, primarily driven by new customer subscriptions to our platform, and to a lesser extent included expanded subscriptions for existing customers. Our revenue is predominately derived from our enterprise, mid-size, and third-party reseller customers. Revenue from our small business customers represented less than 5% of total revenue for each period. Revenue recognized from subscriptions and associated support to our platform was 93% and 95%, while revenue recognized from professional services was 7% and 5%, for the fiscal years ended January 31, 2021 and 2020, respectively.
Cost of revenue was $86.4 million for the fiscal year ended January 31, 2021, compared to $77.0 million for the fiscal year ended January 31, 2020, an increase of $9.4 million, or 12%. This overall increase primarily reflects the increases in costs associated with our data centers of $3.2 million, personnel-related costs of $1.6 million, stock-based compensation expense of $1.6 million, and software expense of $1.4 million. These increases were partially offset by a decrease in Knowledge Network application provider costs of $1.0 million as a result of more favorable contract terms with certain providers.
Gross margin was 75.6% for the fiscal year ended January 31, 2021, compared to 74.2% for the fiscal year ended January 31, 2020 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$228,417	$218,076	$10,341	5%
Research and development	$58,146	$49,445	$8,701	18%
General and administrative	$76,026	$77,231	$(1,205)	(2)%
Sales and marketing expense was $228.4 million for the fiscal year ended January 31, 2021, compared to $218.1 million for the fiscal year ended January 31, 2020, an increase of $10.3 million, or 5%. The increase was primarily due to a $23.6 million increase in personnel-related costs, reflecting higher headcount, which mainly consisted of salaries and wages and costs to obtain revenue contracts, a $2.8 million increase in software expense, a $1.4 million increase in operating and short-term lease expenses, a $1.3 million increase in depreciation expense, and a $1.2 million increase in stock-based compensation expense. These increases were partially offset by reductions in light of the COVID-19 pandemic and leveraging costs, including a $10.8 million decrease in employee travel and a $7.6 million decrease in conferences and events.
Research and development expense was $58.1 million for the fiscal year ended January 31, 2021, compared to $49.4 million for the fiscal year ended January 31, 2020, an increase of $8.7 million, or 18%. The increase was primarily due to a $3.9 million increase in stock-based compensation expense, a $3.0 million increase in personnel-related costs, reflecting higher headcount, which mainly consisted of salaries and wages, and a $0.8 million increase in software expense.
General and administrative expense was $76.0 million for the fiscal year ended January 31, 2021, relatively consistent compared to $77.2 million for the fiscal year ended January 31, 2020, as decreases of $2.1 million in stock-based compensation expense and $2.0 million in employee travel, were generally offset by a $1.3 million increase in the allowance for doubtful accounts and a $0.8 million increase in software expense.
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
Net Loss
Net loss was $94.7 million, $121.5 million, and $74.8 million for the fiscal years ended January 31, 2021, 2020, and 2019.
Non-GAAP Net Loss
In addition to our financial results determined in accordance with GAAP, we believe that non-GAAP net loss is useful in evaluating our operating performance and our business.
Non-GAAP net loss is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net loss as our GAAP net loss as adjusted to exclude the effects of stock-based compensation expense. We believe non-GAAP net loss provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net loss is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, which may vary for reasons unrelated to overall operating performance.
We use non-GAAP net loss in conjunction with traditional GAAP net loss as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP net loss should be considered in addition to, not as a substitute for, nor superior to or in isolation from, measures prepared in accordance with GAAP.
Non-GAAP net loss may be limited in its usefulness because it does not present the full economic effect of our use of stock-based compensation. We compensate for these limitations by providing a reconciliation of non-GAAP net loss to the most closely related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net loss in conjunction with GAAP net loss.
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
GAAP net loss	$(94,692)	$(121,544)	$(74,837)
Plus: Stock-based compensation expense	72,294	67,770	44,233
Non-GAAP net loss	$(22,398)	$(53,774)	$(30,604)

Dollar-Based Net Retention Rate
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long term value of our customer relationships. We assess our performance in this respect using a metric we refer to as our dollar-based net retention rate. Our dollar-based net retention rate was 102%, 106%, and 110% for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. The decline in the net retention rate in the fiscal year ended January 31, 2021 reflects challenges in expanding our relationships with existing customers and to a lesser extent customer retention. We believe our ability to retain and expand relationships with existing customers, and consequently improve our net retention rate, has been and may continue to be negatively impacted by the effects of COVID-19 on our customers. See "—Overview — COVID-19 Update" and "Risk Factors" for the impact of COVID-19 on our business.
We calculate this metric for a particular period by first establishing a cohort of the enterprise, mid-size, and third-party reseller customers, who had active contracts at the end of each month of the same period in the prior year. We divide the single month revenue from each of those customer cohorts for the applicable month in the current year by the single month revenue of that same customer cohort for the corresponding month in the prior year. We then determine the dollar-based weighted average of each of the monthly rates, and this average represents the dollar-based net retention rate for the period. As a result, if a customer, in particular an enterprise customer, elects to upgrade, downgrade or cancel its subscription, the full impact on dollar-based net retention rate is realized over the subsequent twelve months, thereby mitigating the immediate effect in the quarter when such election was made. We only consider revenue from our enterprise, mid-size, and third-party reseller customers when calculating this metric since small business customers have limited licenses, experience inherently high turnover, and continue to decline as a percentage of total revenue.

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the periods ended January 31, 2021 and 2020, respectively. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
(in thousands)	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019
Revenue	$92,194	$89,061	$88,055	$85,351	$81,378	$76,370	$72,373	$68,708
Cost of revenue	$21,597	$21,639	$21,984	$21,184	$20,922	$20,366	$19,269	$16,473
Gross profit	$70,597	$67,422	$66,071	$64,167	$60,456	$56,004	$53,104	$52,235
Gross margin	77%	76%	75%	75%	74%	73%	73%	76%
Sales and marketing	$57,202	$56,646	$56,049	$58,520	$57,338	$61,969	$52,371	$46,398
Research and development	$14,505	$14,475	$14,788	$14,378	$13,842	$13,011	$12,686	$9,906
General and administrative	$18,033	$18,061	$19,474	$20,458	$19,839	$23,857	$18,344	$15,191
Total operating expenses	$89,740	$89,182	$90,311	$93,356	$91,019	$98,837	$83,401	$71,495
Total operating expenses as a percentage of revenue	97%	100%	103%	109%	112%	129%	115%	104%
Loss from operations	$(19,143)	$(21,760)	$(24,240)	$(29,189)	$(30,563)	$(42,833)	$(30,297)	$(19,260)
Net loss	$(18,311)	$(22,041)	$(25,116)	$(29,224)	$(30,577)	$(42,717)	$(29,291)	$(18,959)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.18)	$(0.21)	$(0.25)	$(0.27)	$(0.38)	$(0.26)	$(0.18)
Quarterly Trends
Historically, a higher proportion of new subscription and renewal agreements have occurred within the fourth quarter of the fiscal year, which contributes to driving our revenue recognized for the following fiscal year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. As a result, accounts receivable and unearned revenue are seasonally stronger in the fourth quarter of the fiscal year. However, the nature of our subscription agreements generally results in revenue recognition ratably over the contract term, thereby mitigating the effect of potential seasonality in our revenue. Our quarterly revenue has increased sequentially for all periods presented.
Cost of revenue has generally increased over the periods presented, and in recent quarters has stabilized. However, our data center costs have increased and we expect that to continue as we expand our capacity. Our employee-related costs have generally increased, as have our operating and short-term lease expenses as we entered into new arrangements for office space including our transition to our new corporate headquarters in New York, NY. We expect our Knowledge Network application provider costs to generally stabilize, although costs may increase at times as we enter new international markets, or introduce new products and features.
Gross margin has stabilized in recent periods, and may decrease at times as we enter new international markets, or introduce new products and features.
Operating expenses have fluctuated as a result of increased employee-related costs, increased operating and short-term lease expenses as we entered into new arrangements for office space including our transition to our new corporate headquarters in New York, NY, and in more recent quarters increased costs associated with software for use in the operations of our business. Employee travel and conferences and events have decreased in recent quarters in light of the COVID-19 pandemic. Operating expenses as a percentage of revenue have decreased in recent quarters, reflecting impacts of the COVID-19 pandemic, as well as strategically leveraging costs.
Our quarterly results may fluctuate due to various factors affecting our performance including impacts of the COVID-19 pandemic. The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.
Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash and cash equivalents of $230.4 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, the potential effects of the COVID-19 pandemic, among other factors.
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
Credit Arrangements
On March 11, 2020, we entered into a new credit agreement with Silicon Valley Bank (the “Credit Agreement”). No significant debt issuance costs were incurred in association with the Credit Agreement. In January 2021, we amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors.
The Credit Agreement provides for a senior secured revolving loan facility of up to $50.0 million that matures three years after the effective date, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The three-year revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on our average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. See Part I Item 1A “Risk Factors - Our new credit facility contains restrictive covenants that may limit our operating flexibility" for discussion of LIBOR being phased out.
The obligations under the Credit Agreement are secured by a lien on substantially all of our tangible and intangible property and by a pledge of all of our equity interests of material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Agreement contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require us to maintain the year-over-year growth rate of its ordinary course recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.
As of January 31, 2020, we had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit. The $12.1 million was classified as restricted cash on our consolidated balance sheet. In connection with the Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on our consolidated balance sheet as of January 31, 2021.
        As of January 31, 2021, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$1,204	$(30,768)	$5,240
Net cash (used in) provided by investing activities	$(65,111)	$39,308	$28,134
Net cash provided by financing activities	$22,548	$168,373	$24,384

Operating Activities
Net cash provided by operating activities of $1.2 million for the fiscal year ended January 31, 2021 was primarily due to positive adjustments in reconciling our net loss of $94.7 million to net cash provided by operating activities. These adjustments included stock-based compensation expense of $72.3 million, amortization of operating lease right-of-use assets of $12.2 million, depreciation and amortization expense of $10.6 million, and bad debt expense of $2.5 million, reflecting an increase in the allowance for doubtful accounts in light of impacts from the COVID-19 pandemic. In addition, there were changes in unearned revenue of $12.7 million, operating lease liabilities of $8.9 million, and costs to obtain revenue contracts of $2.4 million. These increases were partially offset by changes in accounts receivable of $18.0 million, mainly due to timing of billing and cash collections during the period, changes in prepaid expenses and other current assets of $5.5 million, and changes in accounts payable, accrued expenses and other current liabilities of $2.0 million.
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
Investing Activities
Net cash used in investing activities of $65.1 million for the fiscal year ended January 31, 2021 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY, and our office spaces in Rosslyn, VA and Tokyo, Japan, among others.
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
Financing Activities
Net cash provided by financing activities of $22.5 million for the fiscal year ended January 31, 2021 was primarily related to proceeds from exercise of stock options of $16.5 million, and net proceeds from employee stock purchase plan withholdings of $7.0 million, partially offset by payments of deferred financing costs of $0.9 million.
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
Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our contractual obligations primarily relate to our operating lease arrangements for office space. Our other contractual obligations include contracts with our Knowledge Network application providers, which generally have a term of one year, although some have a term of several years, as well as contracts with our software vendors, among others. These obligations represent minimum contractual payments, or our best estimate for variable elements based on historical payments. Our contractual obligations have various expiry dates between fiscal years 2022 and 2035.

As of January 31, 2021, our contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022	$19,490	$30,091
2023	19,189	10,332
2024	18,915	4,921
2025	18,362	1,885
2026	18,986	1,828
2027 and thereafter	92,743	1,877
Total	$187,685	$50,934
See Note 13 "Commitments and Contingencies" to our consolidated financial statements for further discussion on contractual obligations.
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
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to our customers. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue or revenue. See to Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue" to our consolidated financial statements for further discussion on our revenue recognition.

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
For each individual lease arrangement, we estimate an incremental borrowing rate at the commencement date. The incremental borrowing rate is determined based on what we would estimate to pay for a collateralized loan over a similar term and economic environment for each lease arrangement. As of January 31, 2021, a hypothetical 100 basis point change in our estimated incremental borrowing rates for our respective leases would have a less than 10% impact to the aggregated total operating lease liability on the consolidated balance sheet.

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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2021 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of January 31, 2021, we had cash and cash equivalents of $230.4 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2021 expressed an adverse opinion thereon.
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
The Company capitalized $33.2 million of costs to obtain revenue contracts during the year ended January 31, 2021. As described in Note 2 to the consolidated financial statements, capitalized costs are inclusive of sales commissions and any associated payroll taxes or fringe benefit costs that are incremental to obtain the contract with the customer but expected to be recoverable.

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

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue and unearned revenue of $354.7 million and $192.0 million, respectively, for the year ended January 31, 2021. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

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

/s/ Ernst & Young, LLP
We have served as the Company’s auditors since 2014.
New York, New York
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Yext, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s processes to calculate, record and account for sales commissions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Yext, Inc. as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2021 which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young, LLP
New York, New York
March 16, 2021

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$230,411	$256,076
Accounts receivable, net of allowances of $2,528 and $995, respectively	97,455	80,583
Prepaid expenses and other current assets	17,993	12,730
Costs to obtain revenue contracts, current	30,325	28,423
Total current assets	376,184	377,812
Restricted cash	—	12,100
Property and equipment, net	80,344	26,200
Operating lease right-of-use assets	104,844	111,973
Costs to obtain revenue contracts, non-current	22,692	26,051
Goodwill	4,842	4,534
Intangible assets, net	767	1,343
Other long term assets	6,316	3,607
Total assets	$595,989	$563,620
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,186	$59,482
Unearned revenue, current	191,810	176,806
Operating lease liabilities, current	14,165	8,640
Total current liabilities	260,161	244,928
Operating lease liabilities, non-current	123,584	115,187
Other long term liabilities	5,009	2,293
Total liabilities	388,754	362,408
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2021 and 2020; zero shares issued and outstanding at January 31, 2021 and 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2021 and 2020, respectively; 130,494,513 and 122,335,709 shares issued at January 31, 2021 and 2020, respectively; 123,989,179 and 115,830,375 shares outstanding at January 31, 2021 and 2020, respectively	130	122
Additional paid-in capital	733,933	636,008
Accumulated other comprehensive income (loss)	2,422	(360)
Accumulated deficit	(517,345)	(422,653)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	207,235	201,212
Total liabilities and stockholders’ equity	$595,989	$563,620
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2021	2020	2019
Revenue	$354,661	$298,829	$228,283
Cost of revenue	86,404	77,030	57,413
Gross profit	268,257	221,799	170,870
Operating expenses:
Sales and marketing	228,417	218,076	158,845
Research and development	58,146	49,445	36,098
General and administrative	76,026	77,231	51,572
Total operating expenses	362,589	344,752	246,515
Loss from operations	(94,332)	(122,953)	(75,645)
Interest income	532	4,099	1,711
Interest expense	(614)	(308)	(143)
Other expense, net	(181)	(1,285)	(538)
Loss from operations before income taxes	(94,595)	(120,447)	(74,615)
(Provision for) benefit from income taxes	(97)	(1,097)	(222)
Net loss	$(94,692)	$(121,544)	$(74,837)

Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(1.09)	$(0.76)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	119,690,378	111,758,946	98,387,366

Other comprehensive income (loss):
Foreign currency translation adjustment	$2,782	$1,197	$(75)
Unrealized (loss) gain on marketable securities, net	—	(129)	280
Total comprehensive loss	$(91,910)	$(120,476)	$(74,632)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2018	93,977	$100	$328,344	$(1,636)	$(233,450)	$(11,905)	$81,453
Cumulative effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	3	7,178	—	7,181
Exercise of stock options	5,901	5	18,857	—	—	—	18,862
Vested restricted stock units converted to common shares	1,585	3	(3)	—	—	—	—
Issuance of restricted stock	16	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	694	1	6,777	—	—	—	6,778
Stock-based compensation	—	—	44,907	—	—	—	44,907
Other comprehensive income	—	—	—	205	—	—	205
Net loss	—	—	—	—	(74,837)	—	(74,837)
Balance, January 31, 2019	102,173	109	398,882	(1,428)	(301,109)	(11,905)	84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	115,830	122	636,008	(360)	(422,653)	(11,905)	201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2021	2020	2019
Operating activities:
Net loss	$(94,692)	$(121,544)	$(74,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,612	8,069	6,813
Bad debt expense	2,547	1,246	492
Stock-based compensation expense	72,294	67,770	44,233
Amortization of operating lease right-of-use assets	12,203	11,124	—
Other, net	(489)	120	(83)
Changes in operating assets and liabilities:
Accounts receivable	(17,990)	(26,981)	(11,601)
Prepaid expenses and other current assets	(5,463)	268	(6,745)
Costs to obtain revenue contracts	2,429	(18,344)	(16,817)
Other long term assets	(1,630)	(2,629)	2
Accounts payable, accrued expenses and other current liabilities	(1,976)	8,267	17,626
Unearned revenue	12,702	42,345	47,004
Operating lease liabilities	8,937	(1,044)	—
Other long term liabilities	1,720	565	(847)
Net cash provided by (used in) operating activities	1,204	(30,768)	5,240
Investing activities:
Purchases of marketable securities	—	—	(52,916)
Maturities of marketable securities	—	51,197	86,320
Capital expenditures	(65,111)	(11,889)	(5,270)
Net cash (used in) provided by investing activities	(65,111)	39,308	28,134
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	—	147,000	—
Payments of common stock deferred offering costs	—	(530)	—
Proceeds from exercise of stock options	16,464	14,893	18,880
Payments of deferred financing costs	(869)	(260)	(159)
Proceeds, net from employee stock purchase plan withholdings	6,953	7,270	5,663
Net cash provided by financing activities	22,548	168,373	24,384
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,594	(492)	(370)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,765)	176,421	57,388
Cash, cash equivalents and restricted cash at beginning of period	268,176	91,755	34,367
Cash, cash equivalents and restricted cash at end of period	$230,411	$268,176	$91,755
Supplemental disclosure of cash flow data:
Cash paid on interest	$54	$41	$7
Cash paid on income taxes	$1,413	$531	$19
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of January 31,

(in thousands)	2021	2020	2019
Cash and cash equivalents	$230,411	$256,076	$91,755
Restricted cash	—	12,100	—
Total cash, cash equivalents and restricted cash	$230,411	$268,176	$91,755
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company") organizes a business's facts so it can provide official answers to consumer questions starting with the business's own website and then extending across search engines and voice assistants. The Yext platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. The platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business's or organization's own website, as well as across approximately 200 service and application providers, which the Company refers to as its Knowledge Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Yext platform powers all of the Company's key features, including Listings, Pages, and Answers, along with its other features and capabilities.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2021, for example, are to the fiscal year ended January 31, 2021.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of those financial statements and the reported amounts of revenue and expense during the reporting period. These estimates include, but are not limited to, the standalone selling prices ("SSP") of performance obligations, the incremental borrowing rate associated with lease liabilities, the useful life of capitalized costs to obtain revenue contracts, income taxes, and the valuation and assumptions underlying stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
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
During the fiscal years ended January 31, 2021 and 2020, the Company capitalized $33.2 million and $41.4 million of costs to obtain revenue contracts and amortized $34.6 million and $23.1 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $53.0 million and $54.5 million at January 31, 2021 and 2020, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Knowledge Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Yext platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes operating and short-term lease expenses, software expense, and depreciation expense, each of which are allocated based on employee headcount.
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
The Company prospectively adopted ASU 2018-07 on February 1, 2019. As a result, the Company measures stock-based compensation associated with stock-based awards issued to non-employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period. The Company does not apply a forfeiture rate assumption to value such awards, given the nature of the services provided. Prior to adoption, during the fiscal year ended January 31,

2019 stock-based compensation associated with stock-based awards issued to non-employees was re-measured each period until fully vested.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $7.5 million, $6.9 million and $6.1 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
Research and Development
Research and development costs are generally expensed as incurred, including personnel-related costs. Research and development costs also include operating and short-term lease expenses and software expense, each of which are allocated based on employee headcount. Research and development costs exclude capitalized software development costs.
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive loss. Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $7.2 million and $4.4 million as of January 31, 2021 and 2020, respectively, and primarily related to those costs incurred in connection with additional functionality to its platform. Depreciation expense associated with capitalized software development costs was $2.6 million, $2.7 million and $2.2 million during the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $2.5 million and $1.2 million as of January 31, 2021 and 2020, respectively, and $0.8 million and zero were amortized during the fiscal years ended January 31, 2021 and 2020, respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
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
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. See Note 11 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances.
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

Foreign Currency
The functional currency of the Company’s non-U.S. subsidiaries is generally the local currency. The Company translates the financial statements of its non-U.S. subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included within other expense, net in the consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2021 and 2020, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents. .
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The Company estimates its allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, current market conditions, and reasonable and supportable forecasts of future economic conditions, in accordance with ASC 326 "Financial Instruments-Credit Losses." Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. The following table summarizes the allowance for doubtful accounts activity:

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2019	$256
Additions	1,246
Deductions - write offs	(507)
Allowance for doubtful accounts as of January 31, 2020	995
Additions	2,547
Deductions - write offs	(1,014)
Allowance for doubtful accounts as of January 31, 2021	$2,528
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Furniture and fixtures have an estimated useful life of five years. Office equipment has an estimated useful life of three years. Computer software, which includes capitalized software development costs, has an estimated useful life of two to three years. Leasehold improvements and assets held under operating leases are depreciated over the shorter of the term of the lease or their useful life. Upon retirement or sale of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.
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
Prior to adoption, during the fiscal year ended January 31, 2019, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term.
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
The Company’s intangible assets with definite lives consist of customer relationships and domains, which are amortized on a straight-line basis over their estimated useful lives of 7 and 15 years, respectively. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment.” The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements.
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
Recent Accounting Pronouncements
New Accounting Standard To Be Adopted - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt this standard on February 1, 2021 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
North America	$284,792	$245,629	$197,285
International	69,869	53,200	30,998
Total revenue	$354,661	$298,829	$228,283
North America revenue is predominantly attributable to the United States, but also includes Canada. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80%, 82%, and 85% of total revenue, and revenue attributable to Switzerland, which serves as one of the Company's contracting entities for Europe, represented 16%, 14%, and less than 10% of total revenue, respectively, for the fiscal years ended January 31, 2021, 2020 and 2019. No other individual country represented more than 10% of total revenue during the fiscal years ended January 31, 2021, 2020 and 2019.
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
The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 7%, 5% and 4% of the Company's total revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2021 and 2020, unearned revenue, current was $191.8 million and $176.8 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.2 million and $0.4 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
Substantially all of the $176.8 million of unearned revenue, current as of January 31, 2020 was subsequently recognized as revenue during the fiscal year ended January 31, 2021.

Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2021 and 2020, customer deposits of $0.2 million and $0.9 million were included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2021, the Company had $351.8 million of remaining performance obligations, of which $332.8 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2020, the Company had $328.1 million of remaining performance obligations.
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
As of January 31, 2021 the Company had $138.8 million of money market funds included in cash and cash equivalents. As of January 31, 2020, the Company had $190.8 million of money market funds included in cash and cash equivalents and $12.1 million of money market funds included in restricted cash on the Company's consolidated balance sheet. These assets were valued using quoted market prices and accordingly were classified as Level 1.
5. Goodwill and Intangible Assets
Goodwill
As of January 31, 2021 and 2020, the Company had goodwill of $4.8 million and $4.5 million, respectively. The changes to goodwill during these periods were due to foreign currency translation adjustments.
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level, which is at or one level below the operating segment level. The Company conducted its annual impairment test for goodwill as of November 1st for each of the fiscal years ended January 31, 2021 and 2020. As a result of the annual tests and interim impairment assessments, the Company determined that goodwill was not impaired and that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of January 31, 2021 and 2020, the Company had intangible assets, net of $0.8 million and $1.3 million, respectively. Intangible assets, net included customer relationships of $0.5 million and $1.1 million as well as domains of $0.2 million and $0.3 million, as of January 31, 2021 and 2020, respectively. Customer relationships had a weighted average remaining useful life of 0.9 years and domains had a weighted average remaining useful life of 10.0 years as of January 31, 2021.
For the fiscal years ended January 31, 2021, 2020 and 2019, amortization expense related to intangible assets totaled $0.6 million for each period. As of January 31, 2021, the future amortization expense of intangible assets is expected to be $0.6 million for the fiscal year ending January 31, 2022 and less than $0.1 million per year through the fiscal year ending January 31, 2032.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets. The Company determined that no events occurred or circumstances changed during the fiscal years ended January 31, 2021 and 2020 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2021	January 31, 2020
Computer software	$10,719	$10,099
Office equipment	14,856	9,966
Furniture and fixtures	7,344	1,347
Leasehold improvements	57,799	15,170
Construction in progress	4,469	13,812
Software in progress	5,754	961
Total property and equipment, gross	100,941	51,355
Less: accumulated depreciation	(20,597)	(25,155)
Total property and equipment, net	$80,344	$26,200
Construction in progress consists primarily of leasehold improvements related to operating lease arrangements for office space primarily associated with the Company's new corporate headquarters in New York, NY. Software in progress consists of costs incurred in connection with additional functionality to the Yext platform.
As of January 31, 2021 and 2020, the Company's property and equipment, net attributable to the United States was 88% for each period. No other individual country represented more than 10% of the total property and equipment, net as of those periods. For the fiscal years ended January 31, 2021, 2020 and 2019, depreciation expense was $10.0 million, $7.5 million and $6.2 million, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2021	January 31, 2020
Accounts payable	$12,974	$9,599
Accrued employee compensation	16,780	20,622
Accrued Knowledge Network application provider fees	3,671	5,561
Accrued professional services and associated costs	2,202	3,077
Accrued employee stock purchase plan withholdings liability	3,230	3,277
Other current liabilities	15,329	17,346
Total accounts payable, accrued expenses and other current liabilities	$54,186	$59,482
(1) - As of January 31, 2021 and 2020, accounts payable includes capital expenditures of $1.5 million and $2.2 million, respectively.
(2) - As of January 31, 2021 and 2020, other current liabilities include capital expenditures of $3.0 million and $7.0 million, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2020, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,633,215 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2021, the number of shares available for future award under the 2016 Plan is 1,500,883.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2020	12,371,254	$7.05	5.53	$98,028
Granted	—	$—
Exercised	(3,064,420)	$5.39
Forfeited or canceled	(434,944)	$6.87
Balance, January 31, 2021	8,871,890	$7.64	4.94	$81,906
Vested and expected to vest	8,769,607	$7.59	4.92	$81,339
Exercisable at January 31, 2021	8,326,979	$7.40	4.83	$78,863
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2020	2,121,438	$4.83
Granted	—	$—
Vested	(1,209,284)	$4.59
Forfeited	(367,243)	$4.55
Balance as of January 31, 2021	544,911	$5.55
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2021. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $31.8 million, $48.0 million and $79.4 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	9,910,729	$17.44
Granted	5,570,519	$15.52
Vested and converted to shares	(4,369,110)	$16.59
Forfeited or canceled	(1,566,786)	$17.45
Balance as of January 31, 2021	9,545,352	$16.71

The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $15.52, $18.71, and $18.21 per share for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and restricted stock units vested was $72.4 million, $54.7 million, and $30.4 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2020, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,158,304 shares. As of January 31, 2021, a total of 2,834,557 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on September 15, 2020 and will end on March 15, 2021. As of January 31, 2021, 315,718 shares are estimated to be purchased at the end of the offering period and $3.2 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement to be purchased during an ESPP offering period were as follows:

	Fiscal year ended January 31,
	2021	2020	2019
Expected life (years)	0.50	0.50	0.50
Expected volatility	51.44% - 65.48%	42.41% - 60.86%	34.41% - 45.09%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	0.12% - 0.29%	1.93% - 2.52%	1.95% - 2.35%
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
During the fiscal years ended January 31, 2021, 2020 and 2019, the Company recorded $2.8 million, $2.7 million and $2.1 million, respectively, of stock-based compensation expense associated with the ESPP. As of January 31, 2021, total unrecognized compensation cost related to ESPP was $0.4 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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

The Company's stock-based compensation expense for the periods presented was as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,724	$4,115	$2,915
Sales and marketing	32,581	31,421	22,519
Research and development	17,071	13,212	8,475
General and administrative	16,918	19,022	10,324
Total stock-based compensation expense	$72,294	$67,770	$44,233
General and administrative stock-based compensation expense for the fiscal year ended January 31, 2020 included a $3.6 million one-time RSU cancellation-related expense.
As of January 31, 2021, there was approximately $149.9 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.67 years. During the fiscal years ended January 31, 2021, 2020 and 2019, the Company capitalized $2.1 million, $1.4 million and $0.7 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform.
9. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2021 and 2020, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2021 and 2020, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's consolidated balance sheets.
10. Debt
On March 11, 2020, the Company entered into a new credit agreement with Silicon Valley Bank (the “Credit Agreement”). No significant debt issuance costs were incurred in association with the Credit Agreement. In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors.
The Credit Agreement provides for a senior secured revolving loan facility of up to $50.0 million that matures three years after the effective date, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The three year revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
Under the Credit Agreement, loans bear interest, at the Company's option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on the Company's average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on the Company's average daily usage of the revolving loan facility.
The obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company's material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Agreement contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require the Company to maintain the year-over-year growth rate of its ordinary course recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.
As of January 31, 2020, the Company had back-to-back standby letters of credit for $12.1 million, which were fully secured by a $12.1 million cash deposit and classified as restricted cash on the Company's consolidated balance sheet. In connection with the Credit Agreement, the $12.1 million cash deposit was released and is no longer classified as restricted cash on the Company's consolidated balance sheet as of January 31, 2021.
        As of January 31, 2021, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Domestic	$(69,953)	$(63,390)	$(64,653)
International	(24,642)	(57,057)	(9,962)
Loss from operations before income taxes	$(94,595)	$(120,447)	$(74,615)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Current:
Federal	$313	$(19)	$(19)
State	(198)	(120)	(91)
International	(1,070)	(1,051)	(155)
Total current	(955)	(1,190)	(265)
Deferred:
Federal	(28)	—	—
State	(31)	—	—
International	917	93	43
Total deferred	858	93	43
Total (provision for) benefit from income taxes	$(97)	$(1,097)	$(222)
The Company’s (provision for) benefit from income taxes is primarily attributable to profitable jurisdictions outside of the United States and U.S. state income taxes. In the fiscal year ended January 31, 2021, the Company released a portion of its valuation allowance against certain foreign deferred tax assets resulting in an income tax benefit of $0.7 million, and recorded a U.S. tax benefit of $0.2 million due the expiration of certain statutes of limitations of unrecognized tax benefits.

The Company reconciled its income taxes at the federal statutory income tax rate to the (provision for) benefit from income taxes included within its consolidated statements of operations and comprehensive loss. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
U.S. federal tax (provision) benefit at statutory rate	$19,865	$25,294	$15,669
State taxes, net of federal (provision) benefit	5,000	4,124	6,499
Foreign tax rate differential	(2,130)	970	448
Non-deductible expenses	(329)	(903)	(1,420)
Change in valuation allowance	(23,900)	(24,377)	(37,808)
Rate change	131	(7,017)	7
Stock-based compensation expense	(1,929)	(2,064)	(317)
Net excess tax benefits from stock-based compensation	3,444	6,519	16,847
Return to provision adjustment	16	(2,323)	(337)
Global intangible low-taxes income	(6,129)	—	—
Intra-entity asset transfer	3,944	—	—
Other, net	1,920	(1,320)	190
Total (provision for) benefit from income taxes	$(97)	$(1,097)	$(222)
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The components of the Company's deferred income taxes were as follows:

	As of January 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$111,583	$102,064
Stock-based compensation	7,884	9,285
Allowance for doubtful accounts	650	255
Operating lease liability	33,350	29,280
Accrued expenses	2,903	1,974
Unearned revenue	52	26
Property and equipment	—	730
Intangible assets	11,570	—
Other	216	208
Total deferred tax assets	168,208	143,822
Less: valuation allowance	(129,178)	(105,277)
Deferred tax assets, net of valuation allowance	39,030	38,545
Deferred tax liabilities:
Property and equipment	(2,062)	—
Intangible assets	—	(1,479)
Costs to obtain revenue contracts	(9,904)	(9,767)
Operating lease right-of-use assets	(25,082)	(26,518)
Other	(1,028)	(686)
Total deferred tax liabilities	(38,076)	(38,450)
Net deferred tax asset (liability)	$954	$95
As of January 31, 2021, for federal income tax purposes, the Company had $406.1 million of gross U.S. federal NOL carryforwards, with pre-2018 NOL expiring starting in fiscal 2028 and others indefinitely carried forward.

As of January 31, 2021, for state income tax purposes, the Company had $18.5 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal 2024 through fiscal 2040. As of January 31, 2021, the Company had $7.8 million of tax-effected foreign NOL carryforwards which expires starting in fiscal 2026.
Utilization of the Company’s NOL carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
During the fiscal year ended January 31, 2021, the Company completed transfers of certain non-U.S. customer contracts and the related intangible assets from one of its local subsidiaries to the U.S. in order to better align the ownership of these rights with how the business operates. The transfer resulted in no incremental tax expense in the local jurisdiction, as there were sufficient NOL available to fully offset the tax gain. Additionally, the Company recognized deferred tax assets for the book and tax basis difference on the transferred assets in the U.S., which were fully offset against its valuation allowance.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2021, the valuation allowance had a net increase of $23.9 million from approximately $105.3 million to $129.2 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. The increase in the valuation allowance was partially offset by the use of the NOL in the local jurisdiction due to the intra-entity asset transfer. The Company also released a portion of the valuation allowance in certain foreign jurisdictions, as these jurisdictions demonstrated a sustained profitability evidenced by three consecutive years of positive earnings as well as forecasted continuing profitability. During the fiscal year ended January 31, 2020, the valuation allowance increased $24.4 million from approximately $80.9 million to $105.3 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2021, 2020, and 2019 is as follows:

	Fiscal year ended January 31,
(in thousands)	2021	2020	2019
Beginning of period	$493	$233	$233
Tax positions taken in prior period:
Gross increases	—	262	—
Gross decreases	(13)	(8)	—
Tax positions taken in current period
Gross increases	—	13	—
Lapse of statute of limitations	(233)	—	—
Currency translation effect	20	(7)	—
End of period	$267	$493	$233
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the (provision for) benefit from income taxes and recognized less than $0.1 million for interest and penalties in each of the fiscal years ended January 31, 2021, 2020, and 2019. As of January 31, 2021, 2020, and 2019 accrued unrecognized tax benefits were $0.3 million, $0.5 million, and $0.2 million, respectively, and if recognized would reduce the (provision for) benefit from income taxes, and the Company's effective tax rate. During the fiscal year ended January 31, 2021, the Company released $0.2 million unrecognized tax benefits due to a lapse in the statute of limitations. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.

12. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2021, the Company had $14.2 million of operating lease liabilities, current, $123.6 million of operating lease liabilities, non-current, $104.8 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases as discussed in Note 2, "Summary of Significant Accounting Policies", and had a weighted-average remaining lease term of 9.5 years and a weighted-average discount rate of 5.7%, as of January 31, 2021. During the fiscal year ended January 31, 2021, the Company paid $11.6 million for amounts included in the measurement of lease liabilities and obtained $7.2 million of operating lease right-of-use assets in exchange for lease obligations.
In May 2020, the Company entered into a Surrender Agreement (the "Surrender Agreement") of its lease arrangement for its prior corporate headquarters in New York, NY. The previous lease arrangement was scheduled to expire in December 2020. Pursuant to the Surrender Agreement, the Company's lease obligations continued through August 31, 2020.
During the fiscal years ended January 31, 2021 and 2020, the Company recognized $25.7 million and $21.2 million, of lease expense, respectively, which consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2021	2020
Operating lease expense	$20,134	$16,820
Short-term lease expense	1,053	2,259
Variable lease expense	4,475	2,153
Total lease expense	$25,662	$21,232
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. For the fiscal year ended January 31, 2021, operating lease expense includes lease expense related to the Company's lease arrangement associated with its new corporate headquarters in New York, NY, which commenced in May 2019. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses. During the fiscal year ended January 31, 2019, rent expense was $7.3 million.
The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2021, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2022	$19,087
2023	19,184
2024	18,915
2025	18,362
2026	18,986
2027 and thereafter	92,742
Total gross operating lease payments	187,276
Less: tenant allowances	(4,484)
Total net operating lease payments	182,792
Less: imputed interest	(45,043)
Total lease liabilities, reflecting the present value of net lease payments	$137,749

13. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Knowledge Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2022 and 2035.

As of January 31, 2021, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022	$19,490	$30,091
2023	19,189	10,332
2024	18,915	4,921
2025	18,362	1,885
2026	18,986	1,828
2027 and thereafter	92,743	1,877
Total	$187,685	$50,934
Performance and Payment Bond
The Company's operating lease arrangement associated with its new corporate headquarters in New York, NY requires performance and payment bonds to secure the completion of certain potential construction work, when a reasonable estimate of such work is available. In connection with these bonds, as of January 31, 2021, the Company paid $0.9 million in issuance costs which are recognized as operating expense over the estimated construction period in the Company's consolidated statement of operations.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(94,692)	$(121,544)	$(74,837)
Denominator:
Weighted-average common shares outstanding	119,690,378	111,758,946	98,387,366
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(1.09)	$(0.76)
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

        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2021	2020	2019
Options to purchase common stock	8,871,890	12,371,254	15,977,235
Restricted stock and restricted stock units	9,545,352	9,910,729	7,703,705
Shares estimated to be purchased under ESPP	315,718	284,222	176,241
Total anti-dilutive common equivalent shares	18,732,960	22,566,205	23,857,181

15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2021 and 2020 was as follows:

	Three months ended
(in thousands, except per share data)	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020
Revenue	$92,194	$89,061	$88,055	$85,351
Gross profit	$70,597	$67,422	$66,071	$64,167
Loss from operations	$(19,143)	$(21,760)	$(24,240)	$(29,189)
Net loss	$(18,311)	$(22,041)	$(25,116)	$(29,224)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.18)	$(0.21)	$(0.25)

	Three months ended
(in thousands, except per share data)	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019
Revenue	$81,378	$76,370	$72,373	$68,708
Gross profit	$60,456	$56,004	$53,104	$52,235
Loss from operations	$(30,563)	$(42,833)	$(30,297)	$(19,260)
Net loss	$(30,577)	$(42,717)	$(29,291)	$(18,959)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.38)	$(0.26)	$(0.18)

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 31, 2021 due to the material weakness related to the processes to calculate, record and account for sales commissions as described below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, we concluded that as of January 31, 2021 we have not maintained effective internal control over financial reporting as a result of a material weakness associated with our processes to calculate, record and account for sales commissions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. We have begun to develop remediation plans for the material weakness, which are described below under “Remediation Activities.”
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of January 31, 2021, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the audit of the fiscal year 2020 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness related to our processes to calculate, record and account for sales commissions. The identified deficiencies included controls related to reliance on certain outsourced IT service providers used in the processes to calculate, record and account for sales commissions and the related business process controls that rely upon information that was subject to the outsourced IT service providers’ control environment.
In fiscal year 2021, we worked to remediate the identified deficiencies in internal control over financial reporting identified above as described below:
•Improved governance of our incentive compensation plans
•Implemented new information technology systems to calculate, record and account for sales commissions
•Implemented IT general controls, including logical security and application change management controls for these new information technology systems
•Implemented new automated controls to calculate, record and account for sales commissions
•Implemented new manual controls and strengthened existing controls across the process to calculate, record and account for sales commissions, including management review controls to detect errors in calculated sales commissions

While we are taking steps toward remediating the material weakness, until the controls have been operating for a sufficient period of time and we have concluded that these controls are operating effectively, the material weakness described above will continue to exist. Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation Activities
We are working to remediate the identified deficiencies in internal control over financial reporting relating to processes to calculate, record and account for sales commissions that resulted in a material weakness. Specifically, we are continuing to test and evaluate the new and revised processes and internal controls, including those related to the maintenance of plan participant data and the resulting calculations of amounts paid under our sales incentive compensation plans.
We believe we are making progress toward achieving the effectiveness of our internal controls over financial reporting and disclosure controls; however we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We will test and evaluate the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2021 ("Proxy Statement") and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related person transactions and director independence can be found in our Proxy Statement under “Certain Relationships and Related Person Transactions” and “Directors and Corporate Governance – Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to the audit committee's pre-approval policies and procedures for audit and other services and information on our principal accountant fees and services can be found in our Proxy Statement under “Item 2 — Ratification of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
2. Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11	Outside Director Compensation Policy.	S-1/A	333-216642	10.13	3/17/2017
10.12	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.13	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.14	Advisor Agreement between the Company and James Steele, dated as of September 30, 2020	8-K	001-38056	10.1	9/3/2020
10.15	Agreement of Lease, dated May 24, 2012, by and between the Registrant and 1 Madison Office Fee LLC.	S-1	333-216642	10.11	3/13/2017

10.16	Lease dated May 15, 2014 by and between the Registrant and Credit Suisse (USA) Inc.	S-1	333-216642	10.12	3/13/2017
10.17	Surrender Agreement, dated as of the May 29, 2020 between 1 Madison Office Fee LLC, as landlord under the original lease and as sublandlord under the sublease and Yext, Inc., as tenant under the original lease and as subtenant under the sublease.	8-K	001-38056	10.1	6/4/2020
10.18	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019
10.19	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.20	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.					x
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 16, 2021	Yext, Inc.
	By:	/s/ Steven Cakebread
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

Signature	Title	Date

/s/ Howard Lerman	Chief Executive Officer and Director	March 16, 2021
Howard Lerman	(Principal Executive Officer)

/s/ Steven Cakebread	Chief Financial Officer	March 16, 2021
Steven Cakebread	(Principal Financial Officer)

/s/ Darryl Bond	Chief Accounting Officer	March 16, 2021
Darryl Bond	(Principal Accounting Officer)

/s/ Brian Distelburger	President and Director	March 16, 2021
Brian Distelburger

/s/ Jesse Lipson	Director	March 16, 2021
Jesse Lipson

/s/ Julie Richardson	Director	March 16, 2021
Julie Richardson

/s/ Andrew Sheehan	Director	March 16, 2021
Andrew Sheehan

/s/ Hillary Smith	Director	March 16, 2021
Hillary Smith

/s/ Michael Walrath	Director	March 16, 2021
Michael Walrath

/s/ Seth Waugh	Director	March 16, 2021
Seth Waugh

/s/ Tamar Yehoshua	Director	March 16, 2021
Tamar Yehoshua