Form 10-Q
period 2021-04-30
Yext, Inc.
filed 2021-06-04
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 24, 2021, the registrant had 126,243,515 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$272,099	$230,411
Accounts receivable, net of allowances of $2,246 and $2,528, respectively	55,512	97,455
Prepaid expenses and other current assets	16,454	17,993
Costs to obtain revenue contracts, current	32,145	30,325
Total current assets	376,210	376,184
Property and equipment, net	81,810	80,344
Operating lease right-of-use assets	102,456	104,844
Costs to obtain revenue contracts, non-current	26,380	22,692
Goodwill	4,828	4,842
Intangible assets, net	616	767
Other long term assets	6,373	6,316
Total assets	$598,673	$595,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$50,885	$54,186
Unearned revenue, current	186,614	191,810
Operating lease liabilities, current	14,285	14,165
Total current liabilities	251,784	260,161
Operating lease liabilities, non-current	120,583	123,584
Other long term liabilities	5,131	5,009
Total liabilities	377,498	388,754
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2021 and January 31, 2021; zero shares issued and outstanding at April 30, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2021 and January 31, 2021; 132,719,885 and 130,494,513 shares issued at April 30, 2021 and January 31, 2021, respectively; 126,214,551 and 123,989,179 shares outstanding at April 30, 2021 and January 31, 2021, respectively	132	130
Additional paid-in capital	765,147	733,933
Accumulated other comprehensive income	2,777	2,422
Accumulated deficit	(534,976)	(517,345)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	221,175	207,235
Total liabilities and stockholders’ equity	$598,673	$595,989
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2021	2020
Revenue	$91,992	$85,351
Cost of revenue	21,854	21,184
Gross profit	70,138	64,167
Operating expenses:
Sales and marketing	55,166	58,520
Research and development	13,857	14,378
General and administrative	18,347	20,458
Total operating expenses	87,370	93,356
Loss from operations	(17,232)	(29,189)
Interest income	6	468
Interest expense	(132)	(137)
Other expense, net	(86)	(84)
Loss from operations before income taxes	(17,444)	(28,942)
(Provision for) benefit from income taxes	(187)	(282)
Net loss	$(17,631)	$(29,224)

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.25)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,372,839	116,606,835

Other comprehensive income (loss):
Foreign currency translation adjustment	$355	$(1,333)
Total comprehensive loss	$(17,276)	$(30,557)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	130	733,933	2,422	(517,345)	(11,905)	207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	$132	$765,147	$2,777	$(534,976)	$(11,905)	$221,175
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2021	2020
Operating activities:
Net loss	$(17,631)	$(29,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,717	2,045
Bad debt expense	181	759
Stock-based compensation expense	14,598	17,372
Amortization of operating lease right-of-use assets	2,278	3,457
Other, net	161	190
Changes in operating assets and liabilities:
Accounts receivable	41,914	32,395
Prepaid expenses and other current assets	1,221	(5,064)
Costs to obtain revenue contracts	(5,534)	3,465
Other long term assets	(156)	(479)
Accounts payable, accrued expenses and other current liabilities	1,945	(4,650)
Unearned revenue	(5,186)	(24,161)
Operating lease liabilities	(2,786)	2,679
Other long term liabilities	341	559
Net cash provided by (used in) operating activities	35,063	(657)
Investing activities:
Capital expenditures	(7,457)	(21,275)
Net cash used in investing activities	(7,457)	(21,275)
Financing activities:
Proceeds from exercise of stock options	12,168	1,879
Payments of deferred financing costs	(44)	(394)
Proceeds, net from employee stock purchase plan withholdings	1,483	1,483
Net cash provided by financing activities	13,607	2,968
Effect of exchange rate changes on cash and cash equivalents	475	(416)
Net increase (decrease) in cash and cash equivalents	41,688	(19,380)
Cash and cash equivalents at beginning of period	230,411	268,176
Cash and cash equivalents at end of period	$272,099	$248,796
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2022, for example, are to the fiscal year ending January 31, 2022.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 16, 2021 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2022, or any other period.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of those financial statements and the reported amounts of revenue and expense during the reporting period. These estimates include, but are not limited to, the standalone selling prices of performance obligations, the incremental borrowing rate associated with lease liabilities, the useful life of capitalized costs to obtain revenue contracts, income taxes, and the valuation and assumptions underlying stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At April 30, 2021 and January 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Adoption of Accounting Standard - ASU 2019-12
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard on February 1, 2021 and it did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 8% and 7% of the Company's total revenue for the three months ended April 30, 2021 and 2020, respectively.
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

	Three months ended April 30,
(in thousands)	2021	2020
North America	$73,060	$69,227
International	18,932	16,124
Total revenue	$91,992	$85,351
North America revenue is predominantly attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% and 81% for the three months ended April 30, 2021 and 2020, respectively. Revenue attributable to England, which serves as the Company's main contracting entity for Europe effective February 1, 2021, represented 18% of total revenue for the three months ended April 30, 2021. Revenue attributable to Switzerland, which served as the Company's main contracting entity for Europe prior to February 1, 2021, represented 15% of total revenue for the three months ended April 30, 2020. No other individual country represented more than 10% of total revenue for the three months ended April 30, 2021 and 2020.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2021, unearned revenue, current was $186.6 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was less than $0.1 million. Revenue recognized of $76.3 million during the three months ended April 30, 2021 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2021 and January 31, 2021, customer deposits of $0.5 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2021, the Company had $360.6 million of remaining performance obligations, of which $340.6 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2021, the Company had $351.8 million of remaining performance obligations.
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
As of each period, April 30, 2021 and January 31, 2021, the Company had $138.8 million of money market funds included in cash and cash equivalents, which were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill and Intangible Assets
Goodwill
The Company had goodwill of $4.8 million as of both April 30, 2021 and January 31, 2021.
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
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2021 and 2020 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of April 30, 2021 and January 31, 2021, the Company had intangible assets, net of $0.6 million and $0.8 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the three months ended April 30, 2021 and 2020 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.1 million for each of the three months ended April 30, 2021 and 2020.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2021	January 31, 2021
Computer software	$11,406	$10,719
Office equipment	16,973	14,856
Furniture and fixtures	7,775	7,344
Leasehold improvements	62,152	57,799
Construction in progress	809	4,469
Software in progress	6,830	5,754
Total property and equipment, gross	105,945	100,941
Less: accumulated depreciation	(24,135)	(20,597)
Total property and equipment, net	$81,810	$80,344
As of April 30, 2021 and January 31, 2021, the Company's property and equipment, net attributable to the United States was 89% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $3.6 million and $1.9 million for the three months ended April 30, 2021 and 2020, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2021	January 31, 2021
Accounts payable	$9,223	$12,974
Accrued employee compensation	20,839	16,780
Accrued Knowledge Network application provider fees	2,957	3,671
Accrued professional services and associated costs	3,421	2,202
Accrued employee stock purchase plan withholdings liability	896	3,230
Other current liabilities	13,549	15,329
Total accounts payable, accrued expenses and other current liabilities	$50,885	$54,186
As of April 30, 2021 and January 31, 2021, capital expenditures of $1.6 million and $4.5 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2021, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,959,567 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2021, the number of shares available for future award under the 2016 Plan is 6,743,758.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2021	8,871,890	$7.64	4.94	$81,906
Granted	—	$—
Exercised	(1,068,915)	$11.33
Forfeited or canceled	(396)	$12.31
Balance, April 30, 2021	7,802,579	$7.13	5.02	$53,200
Vested and expected to vest	7,717,267	$7.08	5.01	$52,988
Exercisable at April 30, 2021	7,363,094	$6.87	4.94	$52,094
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2021. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $6.3 million and $2.5 million for the three months ended April 30, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	9,545,352	$16.71
Granted	732,324	$15.42
Vested and converted to shares	(883,551)	$16.61
Forfeited or canceled	(1,015,236)	$17.85
Balance as of April 30, 2021	8,378,889	$16.47
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $15.42 and $13.93 per share for the three months ended April 30, 2021 and 2020, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and restricted stock units vested was $14.7 million and $15.8 million for the three months ended April 30, 2021 and 2020, respectively.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2021, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,239,891 shares. As of April 30, 2021, a total of 3,792,329 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2021, 282,119 shares of common stock were purchased under the ESPP at a purchase price of $13.53 per share for total proceeds of $3.8 million.
A new offering period began on March 15, 2021 and will end on September 15, 2021. As of April 30, 2021, 213,434 shares are estimated to be purchased at the end of the offering period and $0.9 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 59.24% and 51.44%, and risk-free rates of 0.06% and 0.29%, for the three months ended April 30, 2021 and 2020, respectively.
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
During the three months ended April 30, 2021 and 2020, the Company recorded stock-based compensation expense associated with the ESPP of $0.6 million for each period. As of April 30, 2021, total unrecognized compensation cost related to ESPP was $0.8 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
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
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense, net of estimated forfeitures, over the vesting period of the applicable award using the straight-line method.
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended April 30,
(in thousands)	2021	2020
Cost of revenue	$1,445	$1,233
Sales and marketing	5,501	7,781
Research and development	3,988	3,943
General and administrative	3,664	4,415
Total stock-based compensation expense	$14,598	$17,372
As of April 30, 2021, there was approximately $130.8 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.58 years. During the three months ended April 30, 2021 and 2020, the Company capitalized $0.7 million and $0.2 million, respectively, of stock-based compensation related to software development of additional functionality to the Yext platform.

9. Equity
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	$132	$765,147	$2,777	$(534,976)	$(11,905)	$221,175
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	$124	$659,262	$(1,693)	$(451,877)	$(11,905)	$193,911
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2021 and January 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2021 and January 31, 2021, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of April 30, 2021 and January 31, 2021, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        As of April 30, 2021, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2021 and 2020, the Company recorded a (provision for) benefit from income taxes of $(0.2) million and $(0.3) million, respectively.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company's net deferred tax assets in the U.S. and in certain foreign jurisdictions, partially offset by the foreign tax rate differential on non-U.S. income. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance on a jurisdictional basis if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. To the extent sufficient positive evidence becomes available, a portion of the valuation allowance against certain net deferred tax assets could be released in the future and would result in a non-cash income tax benefit in the period of release.
12. Leases
The Company's operating lease arrangements are principally for office space. As of April 30, 2021, the Company had $14.3 million of operating lease liabilities, current, $120.6 million of operating lease liabilities, non-current, $102.5 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 9.3 years and a weighted-average discount rate of 5.7%, as of April 30, 2021. During the three months ended April 30, 2021, the Company paid $4.8 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.

During the three months ended April 30, 2021 and 2020, the Company recognized $6.6 million and $6.8 million, of lease expense, respectively, which consisted of the following:

	Three months ended April 30,
(in thousands)	2021	2020
Operating lease expense	$4,259	$5,612
Short-term lease expense	188	524
Variable lease expense	2,165	683
Total lease expense	$6,612	$6,819
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses. For the three months ended April 30, 2021, variable lease expense reflected the increased costs of the Company's use of its new office spaces, as well as certain associated real estate taxes.
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
        As of April 30, 2021, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$14,504	$20,570
2023	19,150	11,626
2024	18,875	5,551
2025	18,319	1,942
2026	19,008	1,829
2027 and thereafter	92,806	1,972
Total	$182,662	$43,490
Performance and Payment Bond
The Company's operating lease arrangement associated with its new corporate headquarters in New York, NY required performance and payment bonds to secure the completion of certain construction work. As of April 30, 2021, the Company was not required to pay any amounts associated with non-performance or non-payment related to the bonds.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(17,631)	$(29,224)
Denominator:
Weighted-average common shares outstanding	125,372,839	116,606,835
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.25)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2021	2020
Options to purchase common stock	7,802,579	11,897,734
Restricted stock and restricted stock units	8,378,889	9,329,277
Shares estimated to be purchased under ESPP	213,434	330,046
Total anti-dilutive common equivalent shares	16,394,902	21,557,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 16, 2021. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2022, for example, are to the fiscal year ending January 31, 2022.
COVID-19 Update
The COVID-19 pandemic has disrupted business operations for us and our customers, as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time.
We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. We have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted and in-person marketing events have been canceled or replaced with virtual events. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers, such as our #Back2Biz campaign which for a period of time offers certain businesses promotional pricing to our platform as businesses begin to re-open.
We may continue to see some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic such as retail and food services, as well as certain geographies such as Europe, reduce, suspend or delay technology spending; request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. The ultimate extent of the impact of the pandemic will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2021	2020
Revenue	$91,992	$85,351
Cost of revenue(1)	21,854	21,184
Gross profit	70,138	64,167
Operating expenses:
Sales and marketing(1)	55,166	58,520
Research and development(1)	13,857	14,378
General and administrative(1)	18,347	20,458
Total operating expenses	87,370	93,356
Loss from operations	(17,232)	(29,189)
Interest income	6	468
Interest expense	(132)	(137)
Other expense, net	(86)	(84)
Loss from operations before income taxes	(17,444)	(28,942)
(Provision for) benefit from income taxes	(187)	(282)
Net loss	$(17,631)	$(29,224)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2021	2020
Cost of revenue	$1,445	$1,233
Sales and marketing	5,501	7,781
Research and development	3,988	3,943
General and administrative	3,664	4,415
Total stock-based compensation expense	$14,598	$17,372
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	24	25
Gross profit	76	75
Operating expenses:
Sales and marketing	60	68
Research and development	15	17
General and administrative	20	24
Total operating expenses	95	109
Loss from operations	(19)	(34)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(19)	(34)
(Provision for) benefit from income taxes	—	—
Net loss	(19)%	(34)%

Three Months Ended April 30, 2021 Compared to Three Months Ended April 30, 2020
Revenue and Cost of Revenue

	Three months ended April 30,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$91,992	$85,351	$6,641	8%
Cost of revenue	21,854	21,184	$670	3%
Gross profit	$70,138	$64,167	$5,971	9%
Gross margin	76.2%	75.2%
Total revenue was $92.0 million for the three months ended April 30, 2021, compared to $85.4 million for the three months ended April 30, 2020, an increase of $6.6 million or 8%, primarily driven by new customer subscriptions to our platform. For the three months ended April 30, 2021 and 2020, revenue recognized from subscriptions and associated support to our platform was 92% and 93%, while revenue recognized from professional services was 8% and 7%, respectively.
Cost of revenue was $21.9 million for the three months ended April 30, 2021, compared to $21.2 million for the three months ended April 30, 2020, an increase of $0.7 million or 3%. The increase was primarily driven by a $0.7 million increase in personnel-related costs, a $0.6 million increase in costs associated with our data centers, as well as a $0.3 million increase in software expense, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in depreciation expense. This was largely offset by lower Knowledge Network application provider fees which decreased $1.4 million.
Gross margin was 76.2% for the three months ended April 30, 2021, compared to 75.2% for the three months ended April 30, 2020 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$55,166	$58,520	$(3,354)	(6)%
Research and development	$13,857	$14,378	$(521)	(4)%
General and administrative	$18,347	$20,458	$(2,111)	(10)%
Sales and marketing expense was $55.2 million for the three months ended April 30, 2021, compared to $58.5 million for the three months ended April 30, 2020, a decrease of $3.4 million or 6%. The decrease was primarily driven by a $2.3 million decrease in stock-based compensation expense, and a $2.2 million decrease in conferences and events and employee travel, reflecting impacts of the COVID-19 pandemic. These decreases were partially offset by a $1.0 million increase in advertising costs associated with certain brand media campaigns, and a $0.9 million increase in depreciation expense, related to certain property and equipment placed into service in our new office buildings, primarily our new corporate headquarters in New York, NY.
Research and development expense was $13.9 million for the three months ended April 30, 2021, relatively consistent compared to $14.4 million for the three months ended April 30, 2020, as decreases including personnel-related costs of $0.9 million were partially offset by increases including depreciation expense and software expense, among others.
General and administrative expense was $18.3 million for the three months ended April 30, 2021, compared to $20.5 million for the three months ended April 30, 2020, a decrease of $2.1 million or 10%. The decrease was primarily driven by a $0.8 million decrease in stock-based compensation expense, a $0.6 million decrease in bad debt expense reflecting the increases to the allowance for doubtful accounts from the initial impacts of the COVID-19 pandemic which were recorded during the three months ended April 30, 2020, and a $0.4 million decrease in personnel-related costs.
Net Loss
Net loss was $17.6 million and $29.2 million for the three months ended April 30, 2021 and 2020, respectively.
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
Non-GAAP net loss may be limited in its usefulness because it does not present the full economic effect of our use of stock-based compensation expense. We compensate for these limitations by providing a reconciliation of non-GAAP net loss to the most closely related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net loss in conjunction with GAAP net loss.
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Three months ended April 30,
(in thousands)	2021	2020
Net loss	$(17,631)	$(29,224)
Plus: Stock-based compensation expense	14,598	17,372
Non-GAAP net loss	$(3,033)	$(11,852)
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash and cash equivalents of $272.1 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
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
Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on our average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. See Part II Item 1A “Risk Factors - Our credit facility contains restrictive covenants that may limit our operating flexibility" for discussion of LIBOR being phased out.
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
        As of April 30, 2021, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.

Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$35,063	$(657)
Net cash (used in) investing activities	$(7,457)	$(21,275)
Net cash provided by financing activities	$13,607	$2,968
Operating Activities
Net cash provided by operating activities of $35.1 million for the three months ended April 30, 2021 was primarily due to positive adjustments in reconciling our net loss of $17.6 million to net cash provided by operating activities, including changes in accounts receivable of $41.9 million, mainly due to timing of billing and cash collections during the period, stock-based compensation expense of $14.6 million, depreciation and amortization expense of $3.7 million, and amortization of operating lease right-of-use assets of $2.3 million. These increases were partially offset by changes in costs to obtain revenue contracts of $5.5 million and unearned revenue of $5.2 million.
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
Investing Activities
Net cash used in investing activities of $7.5 million and $21.3 million for the three months ended April 30, 2021 and 2020, respectively, reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY, among others.
Financing Activities
Net cash provided by financing activities of $13.6 million for the three months ended April 30, 2021 was primarily related to proceeds from exercise of stock options of $12.2 million and net proceeds from employee stock purchase plan withholdings of $1.5 million.
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

        As of April 30, 2021, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$14,504	$20,570
2023	19,150	11,626
2024	18,875	5,551
2025	18,319	1,942
2026	19,008	1,829
2027 and thereafter	92,806	1,972
Total	$182,662	$43,490
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2021 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of April 30, 2021, we had cash and cash equivalents of $272.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 30, 2021 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
•Failure to adequately expand and scale our sales force will impede our growth.
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
We generated a net loss of $94.7 million $121.5 million, and $74.8 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $517.3 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur additional expenses associated with our new and expanded facilities, expand our distribution channels, develop our technology and new features and face increased compliance costs associated with our growth and entry into new markets and geographies and operations as a public company. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
The effects of the COVID-19 pandemic have had and are expected to continue to have an adverse effect on our business, operations and financial results as well as the business and operations of our customers and potential customers.
The COVID-19 pandemic has disrupted business operations for us and our customers as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time. We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. We have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted and in-person marketing events have been canceled or replaced with virtual events. While we continue to monitor regional developments relating to the COVID-19 pandemic to inform operational decisions, these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers. In response to the COVID-19 pandemic some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic, such as retail and food services as well as certain geographies such as Europe, have and we expect other customers may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as extended billing and payment terms, shorten the duration of contracts or elect not to renew their subscriptions. If additional customers or potential customers take similar actions, our operating results and financial condition may be materially adversely impacted. Because our platform is offered as a subscription-based service and we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods.
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
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our personnel growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, as a result of the COVID-19 pandemic, our corporate culture may be difficult to maintain as the majority of our employees are working remotely.
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
Failure to adequately expand and scale our sales force will impede our growth.
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to expand and scale our direct sales force, both domestically and internationally, we have historically had difficulty recruiting and retaining a sufficient number of sales personnel. If we are unable to adequately expand and scale our sales force, we will not be able to reach our market potential and execute our business plan.
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to expand, scale and train our direct sales force do not generate a corresponding increase in revenue. We have hired a significant number of direct sales personnel in recent years. If new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, including as a result of the COVID-19 pandemic or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
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
We have established strategic relationships with approximately 200 third-party service and application providers that comprise our Knowledge Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Knowledge Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Knowledge Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
The market for our features is competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Many companies develop and market products and services that compete to varying extents with our features, and we expect competition in our market to intensify.
As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face new competitors. For example, in October 2019 we launched Answers, our search product, and as a result we face competition from established companies in enterprise search. We believe that our ability to compete depends upon many factors both within and beyond our control, including product capabilities, such as speed, scale, and relevance, with which to power search experiences; ease of deployment and ease of use; adoption of our products by many types of users such as developers, IT professionals, and organizational leaders; and low total cost of ownership. Our competitors in enterprise search may have greater experience in these areas as well as greater name recognition, more established relationships with current and potential customers and larger customer bases. As a result, potential customers may be unwilling to use or switch to our product.
We also face many other competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our features. A number of potential new competitors, such as application providers, that enter our markets through acquisitions or otherwise, may decide to create or acquire products that compete with our platform or we may develop products that compete with their existing platforms. Moreover, industry consolidation may increase competition. Some of these current and potential competitors may have longer operating histories, greater name recognition, more established relationships with current and potential customers, larger customer bases or significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. Certain of our existing and new competitors have or may develop technologies and services that compete with specific products or features in our platform seeking to be best-in-class. To the extent our customers or potential customers choose to work with several of these vendors rather than implement our platform, our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.

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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. As a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates. We saw certain of these trends continue resulting in a continued decline in our trailing twelve month dollar-based net retention rate as of three months ended April 30, 2021. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Furthermore, our in-person marketing events have been canceled or replaced with virtual events. We have also allocated marketing resources to focus on virtual events, virtual lead generation, and tools to help our sales personnel connect virtually with customers and potential customers. These new marketing efforts may not be successful and may not attract as many new customers as our historical customer and industry events, which could harm our future revenue and revenue growth.
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
Our ability to grow our business depends in part on our ability to encourage current and future customers to subscribe to our higher priced packages with more extensive features or to purchase greater capacity. If we fail to achieve market acceptance of new features, or if a competitor establishes a more widely adopted platform, our revenue and operating results will be harmed. In addition, customers may initially purchase licenses for only a portion of the locations or entities that comprise their business or a limited amount of capacity. If these customers do not expand the number of licenses managed with our platform or purchase additional capacity, our revenue and operating results will be harmed.

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
Our typical direct sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision or may require the approval of senior management, which may not only lengthen the sales cycle but also reduce the likelihood of completing a sale. The COVID-19 pandemic has disrupted the operations of our customers making sales cycles more complex. Delayed and more complex sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately expand and scale our direct sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, civil unrest, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, as a result of the COVID-19 pandemic the operation of our business has been disrupted. While we have begun voluntary phased office re-openings in accordance with guidance provided by government agencies, currently the majority of our employees are still working remotely. Non-essential business travel remains restricted and in-person marketing events have been canceled or replaced with virtual events. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs.
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
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software and search software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We face intense competition for qualified individuals from numerous software and other technology companies. For example, we may not be successful in attracting and retaining software developers with search expertise, as our competitors have greater experience and name recognition in this area. In addition, competition for qualified personnel is particularly intense in the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals, which could have an adverse effect on our business.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and a sharp increase in unemployment. The prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic have led certain of our customers and potential customers to decrease the rate of their information technology spending, has adversely affected their ability or willingness to purchase our platform and has caused them to delay purchasing decisions or reduce the value or duration of their subscriptions, all of which has adversely affected our operating results.
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. The European Union's economy also suffered a sharp downturn due to the COVID-19 pandemic, and economic conditions in Europe and other key markets for our platform remain weak. As a result, we have experienced negative impacts on our sales activities in Europe. If such conditions deteriorate further, customers may delay or reduce their information technology spending. In addition, the legal, regulatory and economic impacts of the United Kingdom’s exit from the European Union in January 2020 are not fully known at this time. While the United Kingdom and the European Union have signed an EU-UK Trade and Cooperation Agreement, there are still many uncertainties and regulations applicable during the transition period will likely be amended and may diverge from European Union regulations. The outcome of these events may, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.

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
Loans under our credit facility bear interest, at our option, at an annual rate based on LIBOR (or a successor benchmark rate) or a base rate. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While our credit agreement provides for a methodology to effect a transition from LIBOR to a new benchmark rate, it is not possible to predict the effect or timing of any establishment of a successor benchmark rate or its effect on our credit facility or our business generally. The transition from LIBOR could result in our interest costs increasing and our access to capital could change, which could adversely affect our results of operations and cash flows.
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
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. The California Privacy Rights Act, or CPRA, which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. States such as Virginia have enacted and we expect additional states may also enact legislation similar to the CCPA and CRPA. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
Several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data are valid. The invalidation of the EU-U.S. Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the European Union, while increasing our compliance costs and legal and regulatory risks. Customers and potential customers may view alternative data transfer mechanisms as being too costly, burdensome or uncertain and therefore impairing our ability to attract and retain customers. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union and Switzerland to the United States.
These domestic and foreign laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for regulations that have recently been enacted. Application of laws may be inconsistent or may conflict among jurisdictions resulting in additional complexity and increased legal risk. In addition, these regulations have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies and may strain our technical capabilities. In addition as we, our customers and potential customers evaluate the impact of new regulations such as GDPR and as additional requirements pursuant to such regulations are adopted, sales cycles have lengthened and transaction costs have increased as customers conduct additional diligence and contractual obligations under the new regulations are negotiated.
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
•our ability to adequately expand and scale our salesforce and retain key employees;
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 126,214,551 shares of our common stock outstanding as of April 30, 2021.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2021 and January 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity as of April 30, 2021 and January 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2021, formatted in Inline XBRL (included in Exhibit 101).
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

Date: June 4, 2021	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)