Form 10-Q
period 2021-07-31
Yext, Inc.
filed 2021-09-03
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 23, 2021, the registrant had 127,845,122 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$240,490	$230,411
Accounts receivable, net of allowances of $2,786 and $2,528, respectively	59,110	97,455
Prepaid expenses and other current assets	16,192	17,993
Costs to obtain revenue contracts, current	33,428	30,325
Total current assets	349,220	376,184
Property and equipment, net	80,287	80,344
Operating lease right-of-use assets	99,972	104,844
Costs to obtain revenue contracts, non-current	27,916	22,692
Goodwill	4,764	4,842
Intangible assets, net	458	767
Other long term assets	6,127	6,316
Total assets	$568,744	$595,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,307	$54,186
Unearned revenue, current	165,377	191,810
Operating lease liabilities, current	14,191	14,165
Total current liabilities	228,875	260,161
Operating lease liabilities, non-current	117,689	123,584
Other long term liabilities	5,601	5,009
Total liabilities	352,165	388,754
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2021 and January 31, 2021; zero shares issued and outstanding at July 31, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2021 and January 31, 2021; 134,305,353 and 130,494,513 shares issued at July 31, 2021 and January 31, 2021, respectively; 127,800,019 and 123,989,179 shares outstanding at July 31, 2021 and January 31, 2021, respectively	134	130
Additional paid-in capital	788,149	733,933
Accumulated other comprehensive income	2,769	2,422
Accumulated deficit	(562,568)	(517,345)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	216,579	207,235
Total liabilities and stockholders’ equity	$568,744	$595,989
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Revenue	$98,124	$88,055	$190,116	$173,406
Cost of revenue	26,615	21,984	48,469	43,168
Gross profit	71,509	66,071	141,647	130,238
Operating expenses:
Sales and marketing	58,578	56,049	113,744	114,569
Research and development	18,500	14,788	32,357	29,166
General and administrative	20,843	19,474	39,190	39,932
Total operating expenses	97,921	90,311	185,291	183,667
Loss from operations	(26,412)	(24,240)	(43,644)	(53,429)
Interest income	4	47	10	515
Interest expense	(158)	(154)	(290)	(291)
Other expense, net	(741)	(423)	(827)	(507)
Loss from operations before income taxes	(27,307)	(24,770)	(44,751)	(53,712)
(Provision for) benefit from income taxes	(285)	(346)	(472)	(628)
Net loss	$(27,592)	$(25,116)	$(45,223)	$(54,340)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.21)	$(0.36)	$(0.46)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,906,937	118,411,758	126,152,602	117,519,214

Other comprehensive income (loss):
Foreign currency translation adjustment	$(8)	$2,250	$347	$917
Total comprehensive loss	$(27,600)	$(22,866)	$(44,876)	$(53,423)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	130	733,933	2,422	(517,345)	(11,905)	207,235
Exercise of stock options	1,471	2	14,383	—	—	—	14,385
Vested restricted stock units converted to common shares	2,043	2	(2)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	36,018	—	—	—	36,018
Other comprehensive income	—	—	—	347	—	—	347
Net loss	—	—	—	—	(45,223)	—	(45,223)
Balance, July 31, 2021	127,800	$134	$788,149	$2,769	$(562,568)	$(11,905)	$216,579
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2021	2020
Operating activities:
Net loss	$(45,223)	$(54,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,933	5,187
Bad debt expense	909	2,316
Stock-based compensation expense	35,000	34,602
Amortization of operating lease right-of-use assets	4,619	6,827
Other, net	371	344
Changes in operating assets and liabilities:
Accounts receivable	37,618	26,001
Prepaid expenses and other current assets	1,681	(7,929)
Costs to obtain revenue contracts	(8,442)	3,726
Other long term assets	15	(1,191)
Accounts payable, accrued expenses and other current liabilities	(711)	(7,010)
Unearned revenue	(26,337)	(31,377)
Operating lease liabilities	(5,634)	3,744
Other long term liabilities	650	2,805
Net cash provided by (used in) operating activities	2,449	(16,295)
Investing activities:
Capital expenditures	(10,555)	(40,055)
Net cash used in investing activities	(10,555)	(40,055)
Financing activities:
Proceeds from exercise of stock options	14,439	6,651
Payments of deferred financing costs	(263)	(654)
Proceeds, net from employee stock purchase plan withholdings	3,409	3,667
Net cash provided by financing activities	17,585	9,664
Effect of exchange rate changes on cash and cash equivalents	600	1,857
Net increase (decrease) in cash and cash equivalents	10,079	(44,829)
Cash and cash equivalents at beginning of period	230,411	268,176
Cash and cash equivalents at end of period	$240,490	$223,347
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2022, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At July 31, 2021 and January 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2021 and 2020, respectively.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 8% and 7% of the Company's total revenue for the six months ended July 31, 2021 and 2020, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
North America	$77,639	$71,171	$150,699	$140,398
International	20,485	16,884	39,417	33,008
Total revenue	$98,124	$88,055	$190,116	$173,406
North America revenue is predominantly attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% and 80% for the six months ended July 31, 2021 and 2020, respectively. Revenue attributable to England, which serves as the Company's main contracting entity for Europe effective February 1, 2021, represented 19% of total revenue for the six months ended July 31, 2021. Revenue attributable to Switzerland, which served as the Company's main contracting entity for Europe prior to February 1, 2021, represented 15% of total revenue for the six months ended July 31, 2020. No other individual country represented more than 10% of total revenue for the six months ended July 31, 2021 and 2020.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2021, unearned revenue, current was $165.4 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.2 million. Revenue recognized of $132.6 million during the six months ended July 31, 2021 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2021 and January 31, 2021, customer deposits of $0.7 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2021, the Company had $341.6 million of remaining performance obligations, of which $323.8 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2021, the Company had $351.8 million of remaining performance obligations.
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
As of July 31, 2021 and January 31, 2021, the Company had money market funds included in cash and cash equivalents of $138.5 million and $138.8 million, respectively. These assets were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill and Intangible Assets
Goodwill
The Company had goodwill of $4.8 million as of both July 31, 2021 and January 31, 2021.
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
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2021 and 2020 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of July 31, 2021 and January 31, 2021, the Company had intangible assets, net of $0.5 million and $0.8 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the six months ended July 31, 2021 and 2020 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million and $0.3 million for the three and six months ended July 31, 2021, respectively and $0.1 million and $0.3 million for the three and six months ended July 31, 2020, respectively.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Computer software	$18,528	$10,719
Office equipment	17,853	14,856
Furniture and fixtures	8,098	7,344
Leasehold improvements	63,070	57,799
Construction in progress	313	4,469
Software in progress	596	5,754
Total property and equipment, gross	108,458	100,941
Less: accumulated depreciation	(28,171)	(20,597)
Total property and equipment, net	$80,287	$80,344
As of July 31, 2021 and January 31, 2021, the Company's property and equipment, net attributable to the United States was 90% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.0 million and $7.6 million for the three and six months ended July 31, 2021, respectively and $3.0 million and $4.9 million for the three and six months ended July 31, 2020, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Accounts payable	$9,497	$12,974
Accrued employee compensation	17,423	16,780
Accrued Knowledge Network application provider fees	2,997	3,671
Accrued professional services and associated costs	2,820	2,202
Accrued employee stock purchase plan withholdings liability	2,821	3,230
Other current liabilities	13,749	15,329
Total accounts payable, accrued expenses and other current liabilities	$49,307	$54,186
As of July 31, 2021 and January 31, 2021, capital expenditures of $0.7 million and $4.5 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2021, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,959,567 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2021, the number of shares available for future award under the 2016 Plan is 2,703,984.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2021	8,871,890	$7.64	4.94	$81,906
Granted	—	$—
Exercised	(1,471,011)	$9.78
Forfeited or canceled	(7,813)	$6.80
Balance, July 31, 2021	7,393,066	$7.21	4.81	$43,098
Vested and expected to vest	7,322,361	$7.17	4.80	$43,003
Exercisable at July 31, 2021	7,035,440	$6.99	4.74	$42,593
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2021. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $9.7 million and $13.1 million for the six months ended July 31, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	9,545,352	$16.71
Granted	5,443,718	$13.51
Vested and converted to shares	(2,067,646)	$16.06
Forfeited or canceled	(1,679,439)	$16.75
Balance as of July 31, 2021	11,241,985	$15.27
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $13.51 and $15.36 per share for the six months ended July 31, 2021 and 2020, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2021, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,239,891 shares. As of July 31, 2021, a total of 3,792,329 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2021, 282,119 shares of common stock were purchased under the ESPP at a purchase price of $13.53 per share for total proceeds of $3.8 million.
A new offering period began on March 15, 2021 and will end on September 15, 2021. As of July 31, 2021, 207,120 shares are estimated to be purchased at the end of the offering period and $2.8 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 59.24% and 51.44%, and risk-free rates of 0.06% and 0.29%, for the six months ended July 31, 2021 and 2020, respectively.
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
During the three and six months ended July 31, 2021, the Company recorded stock-based compensation expense associated with the ESPP of $0.5 million and $1.1 million, respectively and $0.6 million and $1.2 million for the three and six months ended July 31, 2020, respectively. As of July 31, 2021, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$2,312	$1,307	$3,757	$2,540
Sales and marketing	7,377	7,960	12,878	15,741
Research and development	5,828	3,933	9,816	7,876
General and administrative	4,885	4,030	8,549	8,445
Total stock-based compensation expense	$20,402	$17,230	$35,000	$34,602
As of July 31, 2021, there was approximately $162.8 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.78 years. During the three and six months ended July 31, 2021, the Company capitalized $0.3 million and $1.0 million, respectively of stock-based compensation related to software development, and $0.5 million and $0.8 million for the three and six months ended July 31, 2020.

9. Equity
The following table summarizes the changes in stockholders' equity during the three and six months ended July 31, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	132	765,147	2,777	(534,976)	(11,905)	221,175
Exercise of stock options	402	1	2,273	—	—	—	2,274
Vested restricted stock units converted to common shares	1,172	1	(1)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Stock-based compensation	—	—	20,730	—	—	—	20,730
Other comprehensive loss	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	(27,592)	—	(27,592)
Balance, July 31, 2021	127,800	$134	$788,149	$2,769	$(562,568)	$(11,905)	$216,579
The following table summarizes the changes in stockholders' equity during the three and six months ended July 31, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	124	659,262	(1,693)	(451,877)	(11,905)	193,911
Exercise of stock options	935	1	4,750	—	—	—	4,751
Vested restricted stock units converted to common shares	1,041	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	2,250	—	—	2,250
Net loss	—	—	—	—	(25,116)	—	(25,116)
Balance, July 31, 2020	119,512	$126	$681,763	$557	$(476,993)	$(11,905)	$193,548

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2021 and January 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2021 and January 31, 2021, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of July 31, 2021 and January 31, 2021, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        As of July 31, 2021, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2021, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.5) million, respectively. During the three and six months ended July 31, 2020, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.6) million, respectively.
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
12. Leases
The Company's operating lease arrangements are principally for office space. As of July 31, 2021, the Company had $14.2 million of operating lease liabilities, current, $117.7 million of operating lease liabilities, non-current, $100.0 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 9.1 years and a weighted-average discount rate of 5.8%, as of July 31, 2021. During the six months ended July 31, 2021, the Company paid $9.5 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the six months ended July 31, 2021 and 2020, the Company recognized $13.3 million and $13.1 million, of lease expense, respectively, which consisted of the following:

	Six months ended July 31,
(in thousands)	2021	2020
Operating lease expense	$8,502	$10,944
Short-term lease expense	379	784
Variable lease expense	4,408	1,338
Total lease expense	$13,289	$13,066
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses. For the six months ended July 31, 2021, variable lease expense reflected the increased costs of the Company's use of its new office spaces, as well as certain associated real estate taxes.
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
        As of July 31, 2021, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$9,726	$15,275
2023	19,147	12,304
2024	18,849	5,931
2025	18,295	1,939
2026	18,991	1,840
2027 and thereafter	92,759	1,939
Total	$177,767	$39,228
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(27,592)	$(25,116)	$(45,223)	$(54,340)
Denominator:
Weighted-average common shares outstanding	126,906,937	118,411,758	126,152,602	117,519,214
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.21)	$(0.36)	$(0.46)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2021	2020
Options to purchase common stock	7,393,066	10,952,041
Restricted stock and restricted stock units	11,241,985	9,998,039
Shares estimated to be purchased under ESPP	207,120	336,113
Total anti-dilutive common equivalent shares	18,842,171	21,286,193

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
We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. We have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted, and while we continue to hold virtual events, we have also resumed in-person marketing events. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Revenue	$98,124	$88,055	$190,116	$173,406
Cost of revenue(1)	26,615	21,984	48,469	43,168
Gross profit	71,509	66,071	141,647	130,238
Operating expenses:
Sales and marketing(1)	58,578	56,049	113,744	114,569
Research and development(1)	18,500	14,788	32,357	29,166
General and administrative(1)	20,843	19,474	39,190	39,932
Total operating expenses	97,921	90,311	185,291	183,667
Loss from operations	(26,412)	(24,240)	(43,644)	(53,429)
Interest income	4	47	10	515
Interest expense	(158)	(154)	(290)	(291)
Other expense, net	(741)	(423)	(827)	(507)
Loss from operations before income taxes	(27,307)	(24,770)	(44,751)	(53,712)
(Provision for) benefit from income taxes	(285)	(346)	(472)	(628)
Net loss	$(27,592)	$(25,116)	$(45,223)	$(54,340)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$2,312	$1,307	$3,757	$2,540
Sales and marketing	7,377	7,960	12,878	15,741
Research and development	5,828	3,933	9,816	7,876
General and administrative	4,885	4,030	8,549	8,445
Total stock-based compensation expense	$20,402	$17,230	$35,000	$34,602
Employee stock grants associated with annual equity refresh programs were granted during the three months ended July 31, 2021.
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	27	25	25	25
Gross profit	73	75	75	75
Operating expenses:
Sales and marketing	60	64	60	66
Research and development	19	17	17	17
General and administrative	21	22	21	23
Total operating expenses	100	103	98	106
Loss from operations	(27)	(28)	(23)	(31)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	(1)	—	(1)	—
Loss from operations before income taxes	(28)	(28)	(24)	(31)
(Provision for) benefit from income taxes	—	(1)	—	—
Net loss	(28)%	(29)%	(24)%	(31)%
Note: Numbers rounded for presentation purposes.

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$98,124	$88,055	$10,069	11%
Cost of revenue	26,615	21,984	$4,631	21%
Gross profit	$71,509	$66,071	$5,438	8%
Gross margin	72.9%	75.0%
Total revenue was $98.1 million for the three months ended July 31, 2021, compared to $88.1 million for the three months ended July 31, 2020, an increase of $10.1 million or 11%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. For the three months ended July 31, 2021 and 2020, revenue recognized from subscriptions and associated support to our platform was 92% and 93%, while revenue recognized from professional services was 8% and 7%, respectively.
Cost of revenue was $26.6 million for the three months ended July 31, 2021, compared to $22.0 million for the three months ended July 31, 2020, an increase of $4.6 million or 21%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $2.9 million and stock-based compensation expense increased $1.0 million, reflecting higher headcount and employee stock grants. In addition, costs associated with our data centers increased $0.5 million and depreciation expense increased $0.5 million. These increases were partially offset by Knowledge Network application provider fees which decreased $1.5 million due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 72.9% for the three months ended July 31, 2021, compared to 75.0% for the three months ended July 31, 2020 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$58,578	$56,049	$2,529	5%
Research and development	$18,500	$14,788	$3,712	25%
General and administrative	$20,843	$19,474	$1,369	7%
Sales and marketing expense was $58.6 million for the three months ended July 31, 2021, compared to $56.0 million for the three months ended July 31, 2020, an increase of $2.5 million or 5%. The increase included a $1.5 million increase in costs to obtain revenue contracts, a $0.6 million increase in advertising costs associated with certain brand media campaigns, and a $0.3 million increase in depreciation expense. These increases were partially offset by a $0.6 million decrease in stock-based compensation expense.
Research and development expense was $18.5 million for the three months ended July 31, 2021, compared to $14.8 million for the three months ended July 31, 2020, an increase of $3.7 million or 25%. The increase was primarily driven by employee-related costs, including a $1.9 million increase in stock-based compensation expense and a $0.9 million increase in personnel-related costs, reflecting employee stock grants and higher headcount.
General and administrative expense was $20.8 million for the three months ended July 31, 2021, compared to $19.5 million for the three months ended July 31, 2020, an increase of $1.4 million or 7%. The increase was primarily driven by a $0.9 million increase in stock-based compensation expense, reflecting employee stock grants. This was partially offset by lower bad debt expense in comparison to the prior year period, as that period had higher expense to the allowance for doubtful accounts to reflect the initial impacts of the COVID-19 pandemic.

Six Months Ended July 31, 2021 Compared to Six Months Ended July 31, 2020
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$190,116	$173,406	$16,710	10%
Cost of revenue	48,469	43,168	$5,301	12%
Gross profit	$141,647	$130,238	$11,409	9%
Gross margin	74.5%	75.1%
Total revenue was $190.1 million for the six months ended July 31, 2021, compared to $173.4 million for the six months ended July 31, 2020, an increase of $16.7 million or 10%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. For the six months ended July 31, 2021 and 2020, revenue recognized from subscriptions and associated support to our platform was 92% and 93%, while revenue recognized from professional services was 8% and 7%, respectively.
Cost of revenue was $48.5 million for the six months ended July 31, 2021, compared to $43.2 million for the six months ended July 31, 2020, an increase of $5.3 million or 12%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $3.6 million and stock-based compensation expense increased $1.2 million, reflecting higher headcount and employee stock grants. In addition, costs associated with our data centers increased $1.1 million, depreciation expense increased $0.7 million and software expense increased $0.4 million. These increases were partially offset by Knowledge Network application provider fees which decreased $2.9 million due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.5% for the six months ended July 31, 2021, compared to 75.1% for the six months ended July 31, 2020 as reflected in the discussion above.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$113,744	$114,569	$(825)	(1)%
Research and development	$32,357	$29,166	$3,191	11%
General and administrative	$39,190	$39,932	$(742)	(2)%
Sales and marketing expense was $113.7 million for the six months ended July 31, 2021, relatively consistent compared to $114.6 million for the six months ended July 31, 2020. The decrease of $0.8 million or 1% reflected a $2.9 million decrease in stock-based compensation expense, as well as a $1.9 million decrease in employee travel and conferences and events due to the COVID-19 pandemic. These decreases were largely offset by a $3.1 million increase in costs to obtain revenue contracts, as well as a $1.7 million increase in advertising costs associated with certain brand media campaigns.
Research and development expense was $32.4 million for the six months ended July 31, 2021, compared to $29.2 million for the six months ended July 31, 2020, an increase of $3.2 million or 11%. The increase was primarily driven by a $1.9 million increase in stock-based compensation expense given employee stock grants, as well as a $0.4 million increase in depreciation expense.
General and administrative expense was $39.2 million for the six months ended July 31, 2021, relatively consistent compared to $39.9 million for the six months ended July 31, 2020. The decrease of $0.7 million or 2% reflected lower bad debt expense in comparison to the prior year period, as that period had higher expense to the allowance for doubtful accounts to reflect the initial impacts of the COVID-19 pandemic. This was partially offset by smaller increases in depreciation expense and stock-based compensation expense, among others.
Net Loss
Net loss was $27.6 million and $45.2 million for the three and six months ended July 31, 2021, respectively and $25.1 million and $54.3 million for the three and six months ended July 31, 2020, respectively.
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
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Net loss	$(27,592)	$(25,116)	$(45,223)	$(54,340)
Plus: Stock-based compensation expense	20,402	17,230	35,000	34,602
Non-GAAP net loss	$(7,190)	$(7,886)	$(10,223)	$(19,738)
Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash and cash equivalents of $240.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
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
        As of July 31, 2021, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.

Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$2,449	$(16,295)
Net cash (used in) investing activities	$(10,555)	$(40,055)
Net cash provided by financing activities	$17,585	$9,664
Operating Activities
Net cash provided by operating activities of $2.4 million for the six months ended July 31, 2021 was primarily due to positive adjustments in reconciling our net loss of $45.2 million to net cash provided by operating activities, including changes in accounts receivable of $37.6 million, mainly due to timing of billing and cash collections during the period, stock-based compensation expense of $35.0 million, depreciation and amortization expense of $7.9 million, and amortization of operating lease right-of-use assets of $4.6 million. These increases were partially offset by changes in unearned revenue of $26.3 million and costs to obtain revenue contracts of $8.4 million.
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
Investing Activities
Net cash used in investing activities of $10.6 million for the six months ended July 31, 2021, reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY, of which $7.5 million occurred during the three months ended April 30, 2021 and $3.1 million occurred during the three months ended July 31, 2021.
Net cash used in investing activities of $40.1 million for the six months ended July 31, 2020 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY, and our office spaces in Rosslyn, VA and Tokyo, Japan, among others.
Financing Activities
Net cash provided by financing activities of $17.6 million for the six months ended July 31, 2021 was primarily related to proceeds from exercise of stock options of $14.4 million and net proceeds from employee stock purchase plan withholdings of $3.4 million.
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

        As of July 31, 2021, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$9,726	$15,275
2023	19,147	12,304
2024	18,849	5,931
2025	18,295	1,939
2026	18,991	1,840
2027 and thereafter	92,759	1,939
Total	$177,767	$39,228
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2021 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, if our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Interest Rate Risk
As of July 31, 2021, we had cash and cash equivalents of $240.5 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 31, 2021 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
We generated a net loss of $94.7 million, $121.5 million, and $74.8 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $517.3 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur additional expenses associated with our expanded facilities, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
The effects of the COVID-19 pandemic have had and are expected to continue to have an adverse effect on our business, operations and financial results as well as the business and operations of our customers and potential customers.
The COVID-19 pandemic has disrupted business operations for us and our customers as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time. We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. We have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted, and while we continue to hold virtual events, we have also resumed in-person marketing events. While we continue to monitor regional developments relating to the COVID-19 pandemic to inform operational decisions, these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
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

Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to expand and scale our direct sales force, both domestically and internationally, we have historically had difficulty recruiting and retaining a sufficient number of sales personnel, and this difficulty has heightened during the COVID-19 pandemic. If we are unable to adequately expand and scale our sales force, we will not be able to reach our market potential and execute our business plan.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. As a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a continued decline in our trailing twelve month dollar-based net retention rate as of the three months ended July 31, 2021. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. We have also allocated marketing resources to virtual events, virtual lead generation, and tools to help our sales personnel connect virtually with customers and potential customers. These new marketing efforts may not be successful and may not attract as many new customers as our historical customer and industry events, which could harm our future revenue and revenue growth.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, civil unrest, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, as a result of the COVID-19 pandemic the operation of our business has been disrupted. While we have begun voluntary phased office re-openings in accordance with guidance provided by government agencies, currently the majority of our employees are still working remotely. Non-essential business travel remains restricted, and while we continue to hold virtual events, we have also resumed in-person marketing events. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs.
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
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software and search software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, we have experienced such difficulty during the COVID-19 pandemic. We face intense competition for qualified individuals from numerous software and other technology companies. For example, we may not be successful in attracting and retaining software developers with search expertise, as our competitors have greater experience and name recognition in this area. Competition for qualified personnel is particularly intense in metropolitan areas where we have offices including the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals. If we are unable to hire and retain highly qualified personnel, our rate of growth and business will be adversely affected.
In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, does not appreciate or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. Also, as employee equity awards vest, we may have difficulty retaining key employees or may be required to grant larger equity awards from our equity plans, which would cause dilution. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and a sharp increase in unemployment. The prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic have led certain of our customers and potential customers to decrease the rate of their information technology spending, has adversely affected their ability or willingness to purchase our platform and has caused them to delay purchasing decisions or reduce the value or duration of their subscriptions, all of which has adversely affected our operating results.
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
We are vulnerable to computer viruses, break-ins, phishing attacks, ransomware, supply chain attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. Any such attack, or any information security incident from any other source affecting us or our services providers, including through employee error or misconduct or additional vulnerabilities introduced by remote work arrangements, could lead to interruptions, delays, website or application shutdowns, loss of data or unauthorized access to, or use or acquisition of, personal information, confidential information or other data that we or our services providers process or maintain.
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
We receive, store and process personal data and other data from and about customers, including third-party reseller customers, partners, end users of our services, and in limited cases, end consumers in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personal data. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. The California Privacy Rights Act, or CPRA, which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. States such as Virginia and Colorado have enacted and we expect additional states may also enact legislation similar to the CCPA and CRPA. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions,

Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data are valid. The invalidation of the EU-U.S. Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the European Union, while increasing our compliance costs and legal and regulatory risks. The Swiss-US Privacy Shield was subsequently invalidated in September 2020 by the Swiss Federal Data Protection and Information Commissioner. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk posed by the European Court of Justice ruling or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union, Switzerland and the United Kingdom to the United States.
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
We also handle credit card and other personal data. Due to the sensitive nature of such information, we have implemented policies and procedures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.
We may be subject to rules of the FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies, state laws as well as international regulations related to commercial electronic mail and other messages. Compliance with these provisions may limit our ability to send certain types of messages. If we were found to have violated such rules and regulations, we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements placed upon us, our customers, partners or end consumers in connection with the use and disclosure of such information could require us to incur additional costs or modify our platform or other aspects of our products and services, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail or are perceived to fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, consumer actions and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition. Furthermore, our third-party reseller customers, over which we have more limited control, may not comply with the laws, regulations and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 127,800,019 shares of our common stock outstanding as of July 31, 2021.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2021 and January 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity as of July 31, 2021 and January 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and six months ended July 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
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

Date: September 3, 2021	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)