Form 10-Q
period 2021-10-31
Yext, Inc.
filed 2021-12-03
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 23, 2021, the registrant had 129,703,118 shares of common stock, $0.001 par value per share outstanding.

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
•the effect of the coronavirus ("COVID-19") pandemic and its variants, including the effect of governmental restrictions and regulations as well as precautionary measures undertaken by businesses, on our business, operations, and financial results and the business and operations of our customers and potential customers;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$229,526	$230,411
Accounts receivable, net of allowances of $2,604 and $2,528, respectively	62,142	97,455
Prepaid expenses and other current assets	18,060	17,993
Costs to obtain revenue contracts, current	33,680	30,325
Total current assets	343,408	376,184
Property and equipment, net	77,102	80,344
Operating lease right-of-use assets	97,228	104,844
Costs to obtain revenue contracts, non-current	27,541	22,692
Goodwill	4,683	4,842
Intangible assets, net	298	767
Other long term assets	5,945	6,316
Total assets	$556,205	$595,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$50,980	$54,186
Unearned revenue, current	151,464	191,810
Operating lease liabilities, current	18,471	14,165
Total current liabilities	220,915	260,161
Operating lease liabilities, non-current	114,548	123,584
Other long term liabilities	5,729	5,009
Total liabilities	341,192	388,754
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2021 and January 31, 2021; zero shares issued and outstanding at October 31, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2021 and January 31, 2021; 136,178,652 and 130,494,513 shares issued at October 31, 2021 and January 31, 2021, respectively; 129,673,318 and 123,989,179 shares outstanding at October 31, 2021 and January 31, 2021, respectively	136	130
Additional paid-in capital	813,093	733,933
Accumulated other comprehensive income	1,183	2,422
Accumulated deficit	(587,494)	(517,345)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	215,013	207,235
Total liabilities and stockholders’ equity	$556,205	$595,989
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Revenue	$99,529	$89,061	$289,645	$262,467
Cost of revenue	25,255	21,639	73,724	64,807
Gross profit	74,274	67,422	215,921	197,660
Operating expenses:
Sales and marketing	58,548	56,646	172,292	171,215
Research and development	17,986	14,475	50,343	43,641
General and administrative	22,094	18,061	61,284	57,993
Total operating expenses	98,628	89,182	283,919	272,849
Loss from operations	(24,354)	(21,760)	(67,998)	(75,189)
Interest income	5	9	15	524
Interest expense	(113)	(184)	(403)	(475)
Other expense, net	(191)	(38)	(1,018)	(545)
Loss from operations before income taxes	(24,653)	(21,973)	(69,404)	(75,685)
(Provision for) benefit from income taxes	(273)	(68)	(745)	(696)
Net loss	$(24,926)	$(22,041)	$(70,149)	$(76,381)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.18)	$(0.55)	$(0.64)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	128,570,237	120,721,555	126,967,336	118,594,452

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,586)	$(497)	$(1,239)	$420
Total comprehensive loss	$(26,512)	$(22,538)	$(71,388)	$(75,961)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	130	733,933	2,422	(517,345)	(11,905)	207,235
Exercise of stock options	1,828	2	17,024	—	—	—	17,026
Vested restricted stock units converted to common shares	3,310	3	(3)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	55,655	—	—	—	55,655
Other comprehensive loss	—	—	—	(1,239)	—	—	(1,239)
Net loss	—	—	—	—	(70,149)	—	(70,149)
Balance, October 31, 2021	129,673	$136	$813,093	$1,183	$(587,494)	$(11,905)	$215,013
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2021	2020
Operating activities:
Net loss	$(70,149)	$(76,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,490	7,539
Bad debt expense	826	2,376
Stock-based compensation expense	54,455	53,889
Amortization of operating lease right-of-use assets	6,934	9,367
Other, net	506	589
Changes in operating assets and liabilities:
Accounts receivable	34,317	30,302
Prepaid expenses and other current assets	965	(5,023)
Costs to obtain revenue contracts	(8,654)	4,743
Other long term assets	43	(1,350)
Accounts payable, accrued expenses and other current liabilities	3,841	(7,192)
Unearned revenue	(39,423)	(49,592)
Operating lease liabilities	(4,041)	2,526
Other long term liabilities	615	4,485
Net cash used in operating activities	(7,275)	(23,722)
Investing activities:
Capital expenditures	(12,333)	(53,946)
Net cash used in investing activities	(12,333)	(53,946)
Financing activities:
Proceeds from exercise of stock options	15,869	13,145
Payments of deferred financing costs	(263)	(869)
Proceeds, net from employee stock purchase plan withholdings	4,059	4,811
Net cash provided by financing activities	19,665	17,087
Effect of exchange rate changes on cash and cash equivalents	(942)	1,401
Net decrease in cash and cash equivalents	(885)	(59,180)
Cash and cash equivalents at beginning of period	230,411	268,176
Cash and cash equivalents at end of period	$229,526	$208,996
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2022, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At October 31, 2021 and January 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Adoption of Accounting Standard - ASU 2019-12
In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12 "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740 (ASC 740), "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard on February 1, 2021 and it did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 8% and 7% of the Company's total revenue for the nine months ended October 31, 2021 and 2020, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
North America	$79,083	$71,159	$229,782	$211,557
International	20,446	17,902	59,863	50,910
Total revenue	$99,529	$89,061	$289,645	$262,467
North America revenue is predominantly attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% and 80% for the nine months ended October 31, 2021 and 2020, respectively. Revenue attributable to England, which serves as the Company's main contracting entity for Europe effective February 1, 2021, represented 19% of total revenue for the nine months ended October 31, 2021. Revenue attributable to Switzerland, which served as the Company's main contracting entity for Europe prior to February 1, 2021, represented 16% of total revenue for the nine months ended October 31, 2020. No other individual country represented more than 10% of total revenue for the nine months ended October 31, 2021 and 2020.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2021, unearned revenue, current was $151.4 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.4 million. Revenue recognized of $170.5 million during the nine months ended October 31, 2021 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2021 and January 31, 2021, customer deposits of $0.4 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2021, the Company had $337.2 million of remaining performance obligations, of which $315.0 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2021, the Company had $351.8 million of remaining performance obligations.
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
As of October 31, 2021 and January 31, 2021, the Company had money market funds included in cash and cash equivalents of $138.5 million and $138.8 million, respectively. These assets were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill and Intangible Assets
Goodwill
As of October 31, 2021 and January 31, 2021, the Company had goodwill of $4.7 million and $4.8 million, respectively.
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
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2021 and 2020 that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of October 31, 2021 and January 31, 2021, the Company had intangible assets, net of $0.3 million and $0.8 million, respectively. The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the nine months ended October 31, 2021 and 2020 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense related to intangible assets totaled $0.2 million and $0.5 million for the three and nine months ended October 31, 2021, respectively and $0.1 million and $0.4 million for the three and nine months ended October 31, 2020, respectively.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
Computer software	$18,529	$10,719
Office equipment	18,721	14,856
Furniture and fixtures	8,066	7,344
Leasehold improvements	62,893	57,799
Construction in progress	245	4,469
Software in progress	1,134	5,754
Total property and equipment, gross	109,588	100,941
Less: accumulated depreciation	(32,486)	(20,597)
Total property and equipment, net	$77,102	$80,344
As of October 31, 2021 and January 31, 2021, the Company's property and equipment, net attributable to the United States was 90% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.4 million and $12.0 million for the three and nine months ended October 31, 2021, respectively and $2.2 million and $7.1 million for the three and nine months ended October 31, 2020, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
Accounts payable	$11,244	$12,974
Accrued employee compensation	20,073	16,780
Accrued Knowledge Network application provider fees	2,966	3,671
Accrued professional services and associated costs	3,393	2,202
Accrued employee stock purchase plan withholdings liability	805	3,230
Other current liabilities	12,499	15,329
Total accounts payable, accrued expenses and other current liabilities	$50,980	$54,186
As of October 31, 2021 and January 31, 2021, capital expenditures of $0.2 million and $4.5 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2021, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,959,567 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2021, the number of shares available for future award under the 2016 Plan is 1,770,428.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2021	8,871,890	$7.64	4.94	$81,906
Granted	—	$—
Exercised	(1,828,211)	$9.32
Forfeited or canceled	(12,413)	$8.98
Balance, October 31, 2021	7,031,266	$7.20	4.42	$38,099
Vested and expected to vest	6,975,464	$7.16	4.41	$38,069
Exercisable at October 31, 2021	6,752,516	$7.00	4.35	$37,913
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2021. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $11.6 million and $25.2 million for the nine months ended October 31, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	9,545,352	$16.71
Granted	6,980,125	$13.22
Vested and converted to shares	(3,335,112)	$15.84
Forfeited or canceled	(2,277,690)	$16.37
Balance as of October 31, 2021	10,912,675	$14.81
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $13.22 and $15.39 per share for the nine months ended October 31, 2021 and 2020, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2021, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,239,891 shares. As of October 31, 2021, a total of 3,543,696 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2021, 282,119 shares of common stock were purchased under the ESPP at a purchase price of $13.53 per share for total proceeds of $3.8 million. In connection with the offering period which ended on September 15, 2021, 248,633 shares of common stock were purchased under the ESPP at a purchase price of $10.73 per share for total proceeds of $2.7 million.
A new offering period began on September 15, 2021 and will end on March 15, 2022. As of October 31, 2021, 282,162 shares are estimated to be purchased at the end of the offering period and $0.8 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement, to be purchased during an ESPP offering period were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	45.54%	65.48%	45.54% - 59.24%	51.44% - 65.48%
Dividend yield	—	—	—	—
Risk-free rate	0.05%	0.12%	0.05% - 0.06%	0.12% - 0.29%
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
During the three and nine months ended October 31, 2021, the Company recorded stock-based compensation expense associated with the ESPP of $0.5 million and $1.6 million, respectively and $0.7 million and $1.9 million for the three and nine months ended October 31, 2020, respectively. As of October 31, 2021, total unrecognized compensation cost related to ESPP was $0.7 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.37 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,840	$1,513	$5,597	$4,053
Sales and marketing	6,757	9,410	19,635	25,151
Research and development	5,469	4,228	15,285	12,104
General and administrative	5,389	4,136	13,938	12,581
Total stock-based compensation expense	$19,455	$19,287	$54,455	$53,889
As of October 31, 2021, there was approximately $153.2 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.73 years. During the three and nine months ended October 31, 2021, the Company capitalized $0.2 million and $1.2 million, respectively of stock-based compensation related to software development, and $0.5 million and $1.3 million for the three and nine months ended October 31, 2020.

9. Equity
The following table summarizes the changes in stockholders' equity during the three and nine months ended October 31, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	132	765,147	2,777	(534,976)	(11,905)	221,175
Exercise of stock options	402	1	2,273	—	—	—	2,274
Vested restricted stock units converted to common shares	1,172	1	(1)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Stock-based compensation	—	—	20,730	—	—	—	20,730
Other comprehensive loss	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	(27,592)	—	(27,592)
Balance, July 31, 2021	127,800	134	788,149	2,769	(562,568)	(11,905)	216,579
Exercise of stock options	357	—	2,641	—	—	—	2,641
Vested restricted stock units converted to common shares	1,267	1	(1)	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	249	1	2,667	—	—	—	2,668
Stock-based compensation	—	—	19,637	—	—	—	19,637
Other comprehensive loss	—	—	—	(1,586)	—	—	(1,586)
Net loss	—	—	—	—	(24,926)	—	(24,926)
Balance, October 31, 2021	129,673	$136	$813,093	$1,183	$(587,494)	$(11,905)	$215,013

The following table summarizes the changes in stockholders' equity during the three and nine months ended October 31, 2020:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	391	1	1,895	—	—	—	1,896
Vested restricted stock units converted to common shares	903	1	(1)	—	—	—	—
Issuance of restricted stock	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	374	—	3,743	—	—	—	3,743
Stock-based compensation	—	—	17,617	—	—	—	17,617
Other comprehensive loss	—	—	—	(1,333)	—	—	(1,333)
Net loss	—	—	—	—	(29,224)	—	(29,224)
Balance, April 30, 2020	117,524	124	659,262	(1,693)	(451,877)	(11,905)	193,911
Exercise of stock options	935	1	4,750	—	—	—	4,751
Vested restricted stock units converted to common shares	1,041	1	(1)	—	—	—	—
Issuance of restricted stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	2,250	—	—	2,250
Net loss	—	—	—	—	(25,116)	—	(25,116)
Balance, July 31, 2020	119,512	126	681,763	557	(476,993)	(11,905)	193,548
Exercise of stock options	1,148	1	6,564	—	—	—	6,565
Vested restricted stock units converted to common shares	1,191	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	325	1	3,256	—	—	—	3,257
Stock-based compensation	—	—	19,831	—	—	—	19,831
Other comprehensive loss	—	—	—	(497)	—	—	(497)
Net loss	—	—	—	—	(22,041)	—	(22,041)
Balance, October 31, 2020	122,176	$129	$711,413	$60	$(499,034)	$(11,905)	$200,663

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2021 and January 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock
        As of October 31, 2021 and January 31, 2021, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of October 31, 2021 and January 31, 2021, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's condensed consolidated balance sheets.
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
        As of October 31, 2021, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2021, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.7) million, respectively. During the three and nine months ended October 31, 2020, the Company recorded a (provision for) benefit from income taxes of $(0.1) million and $(0.7) million, respectively.
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
12. Leases
The Company's operating lease arrangements are principally for office space. As of October 31, 2021, the Company had $18.5 million of operating lease liabilities, current, $114.5 million of operating lease liabilities, non-current, $97.2 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 8.9 years and a weighted-average discount rate of 5.8%, as of October 31, 2021. During the nine months ended October 31, 2021, the Company paid $14.3 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.

During the nine months ended October 31, 2021 and 2020, the Company recognized $19.9 million and $18.6 million, of lease expense, respectively, which consisted of the following:

	Nine months ended October 31,
(in thousands)	2021	2020
Operating lease expense	$12,723	$15,318
Short-term lease expense	545	904
Variable lease expense	6,663	2,425
Total lease expense	$19,931	$18,647
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses. For the nine months ended October 31, 2021, variable lease expense reflected the increased costs of the Company's use of its new office spaces, as well as certain associated real estate taxes.
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
        As of October 31, 2021, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$4,861	$10,900
2023	19,234	17,133
2024	18,752	9,697
2025	18,210	2,089
2026	18,944	1,839
2027 and thereafter	92,622	1,937
Total	$172,623	$43,595
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(24,926)	$(22,041)	$(70,149)	$(76,381)
Denominator:
Weighted-average common shares outstanding	128,570,237	120,721,555	126,967,336	118,594,452
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.18)	$(0.55)	$(0.64)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2021	2020
Options to purchase common stock	7,031,266	9,464,860
Restricted stock and restricted stock units	10,912,675	10,406,910
Shares estimated to be purchased under ESPP	282,162	331,129
Total anti-dilutive common equivalent shares	18,226,103	20,202,899

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
We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. Our offices are open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted, and while we continue to hold virtual events, we have also resumed in-person marketing events. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
We may continue to see some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic such as retail and food services, as well as certain geographies such as Europe, reduce, suspend or delay technology spending; request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. The ultimate extent of the impact of the pandemic will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and its variants, vaccination rates and efficacy and the actions taken to contain and address the impact of the pandemic, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Revenue	$99,529	$89,061	$289,645	$262,467
Cost of revenue(1)	25,255	21,639	73,724	64,807
Gross profit	74,274	67,422	215,921	197,660
Operating expenses:
Sales and marketing(1)	58,548	56,646	172,292	171,215
Research and development(1)	17,986	14,475	50,343	43,641
General and administrative(1)	22,094	18,061	61,284	57,993
Total operating expenses	98,628	89,182	283,919	272,849
Loss from operations	(24,354)	(21,760)	(67,998)	(75,189)
Interest income	5	9	15	524
Interest expense	(113)	(184)	(403)	(475)
Other expense, net	(191)	(38)	(1,018)	(545)
Loss from operations before income taxes	(24,653)	(21,973)	(69,404)	(75,685)
(Provision for) benefit from income taxes	(273)	(68)	(745)	(696)
Net loss	$(24,926)	$(22,041)	$(70,149)	$(76,381)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,840	$1,513	$5,597	$4,053
Sales and marketing	6,757	9,410	19,635	25,151
Research and development	5,469	4,228	15,285	12,104
General and administrative	5,389	4,136	13,938	12,581
Total stock-based compensation expense	$19,455	$19,287	$54,455	$53,889

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	25	24	26	25
Gross profit	74.6	75.7	74.5	75.3
Operating expenses:
Sales and marketing	59	64	60	65
Research and development	18	16	17	17
General and administrative	22	20	21	22
Total operating expenses	99	100	98	104
Loss from operations	(24)	(24)	(24)	(29)
Interest income	—	—	—	—
Interest expense	—	(1)	—	—
Other expense, net	(1)	—	—	—
Loss from operations before income taxes	(25)	(25)	(24)	(29)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(25)%	(25)%	(24)%	(29)%
Note: Numbers rounded for presentation purposes.

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020
Revenue and Cost of Revenue

	Three months ended October 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$99,529	$89,061	$10,468	12%
Cost of revenue	25,255	21,639	$3,616	17%
Gross profit	$74,274	$67,422	$6,852	10%
Gross margin	74.6%	75.7%
Total revenue was $99.5 million for the three months ended October 31, 2021, compared to $89.1 million for the three months ended October 31, 2020, an increase of $10.5 million or 12%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. For the three months ended October 31, 2021 and 2020, revenue recognized from subscriptions and associated support to our platform was 92% and 93%, while revenue recognized from professional services was 8% and 7%, respectively.
Cost of revenue was $25.3 million for the three months ended October 31, 2021, compared to $21.6 million for the three months ended October 31, 2020, an increase of $3.6 million or 17%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $2.6 million and stock-based compensation expense increased $0.3 million, reflecting higher headcount. In addition, depreciation expense increased $0.9 million. These increases were partially offset by Knowledge Network application provider fees, which decreased $1.3 million due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.6% for the three months ended October 31, 2021, compared to 75.7% for the three months ended October 31, 2020 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$58,548	$56,646	$1,902	3%
Research and development	$17,986	$14,475	$3,511	24%
General and administrative	$22,094	$18,061	$4,033	22%
Sales and marketing expense was $58.5 million for the three months ended October 31, 2021, compared to $56.6 million for the three months ended October 31, 2020, an increase of $1.9 million or 3%. The increase was primarily driven by a $1.9 million increase in personnel-related costs, which mainly consisted of salaries and wages and costs to obtain revenue contracts, as well as a $0.8 million increase in employee travel, a $0.8 million increase in conference and events, and a $0.7 million increase in depreciation expense. These increases were partially offset by a $2.7 million decrease in stock-based compensation expense, which is lower in the current period reflecting the impact of certain departures of senior management in the prior periods.
Research and development expense was $18.0 million for the three months ended October 31, 2021, compared to $14.5 million for the three months ended October 31, 2020, an increase of $3.5 million or 24%. The increase was primarily driven by employee-related costs, including a $1.3 million increase in personnel-related costs and a $1.2 million increase in stock-based compensation expense.
General and administrative expense was $22.1 million for the three months ended October 31, 2021, compared to $18.1 million for the three months ended October 31, 2020, an increase of $4.0 million or 22%. The increase was primarily driven by employee-related costs, including a $1.5 million increase in personnel-related costs and a $1.3 million increase in stock-based compensation expense.

Nine Months Ended October 31, 2021 Compared to Nine Months Ended October 31, 2020
Revenue and Cost of Revenue

	Nine months ended October 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Revenue	$289,645	$262,467	$27,178	10%
Cost of revenue	73,724	64,807	$8,917	14%
Gross profit	$215,921	$197,660	$18,261	9%
Gross margin	74.5%	75.3%
Total revenue was $289.6 million for the nine months ended October 31, 2021, compared to $262.5 million for the nine months ended October 31, 2020, an increase of $27.2 million or 10%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. For the nine months ended October 31, 2021 and 2020, revenue recognized from subscriptions and associated support to our platform was 92% and 93%, while revenue recognized from professional services was 8% and 7%, respectively.
Cost of revenue was $73.7 million for the nine months ended October 31, 2021, compared to $64.8 million for the nine months ended October 31, 2020, an increase of $8.9 million or 14%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $6.2 million and stock-based compensation expense increased $1.5 million, reflecting higher headcount and employee stock grants. In addition, depreciation expense increased $1.6 million and costs associated with our data centers increased $1.2 million. These increases were partially offset by Knowledge Network application provider fees which decreased $4.2 million due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.5% for the nine months ended October 31, 2021, compared to 75.3% for the nine months ended October 31, 2020 as reflected in the discussion above.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2021	2020	Dollars	Percent
Sales and marketing	$172,292	$171,215	$1,077	1%
Research and development	$50,343	$43,641	$6,702	15%
General and administrative	$61,284	$57,993	$3,291	6%
Sales and marketing expense was $172.3 million for the nine months ended October 31, 2021, relatively consistent compared to $171.2 million for the nine months ended October 31, 2020. The increase of $1.1 million or 1% reflected a $4.0 million increase in costs to obtain revenue contracts, a $2.0 million increase in depreciation expense, and a $1.5 million increase in advertising costs associated with certain brand media campaigns. These increases were largely offset by a $5.5 million decrease in stock-based compensation expense, which is lower in the current period reflecting the impact of certain departures of senior management in the prior periods.
Research and development expense was $50.3 million for the nine months ended October 31, 2021, compared to $43.6 million for the nine months ended October 31, 2020, an increase of $6.7 million or 15%. The increase was primarily driven by a $3.2 million increase in stock-based compensation expense given employee stock grants, a $1.3 million increase in personnel-related costs, as well as a $0.6 million increase in depreciation expense.
General and administrative expense was $61.3 million for the nine months ended October 31, 2021, compared to $58.0 million for the nine months ended October 31, 2020, an increase of $3.3 million or 6%. The increase was primarily driven by a $1.4 million increase in stock-based compensation given employee stock grants, a $1.2 million increase in personnel-related costs, as well as a $0.7 million increase in depreciation expense. This was partially offset by a $1.6 million decrease in bad debt expense as the prior year period had higher expense to reflect the initial impacts of the COVID-19 pandemic.
Net Loss
Net loss was $24.9 million and $70.1 million for the three and nine months ended October 31, 2021, respectively and $22.0 million and $76.4 million for the three and nine months ended October 31, 2020, respectively.
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
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Net loss	$(24,926)	$(22,041)	$(70,149)	$(76,381)
Plus: Stock-based compensation expense	19,455	19,287	54,455	53,889
Non-GAAP net loss	$(5,471)	$(2,754)	$(15,694)	$(22,492)
Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash and cash equivalents of $229.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
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
        As of October 31, 2021, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.

Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(7,275)	$(23,722)
Net cash used in investing activities	$(12,333)	$(53,946)
Net cash provided by financing activities	$19,665	$17,087
Operating Activities
Net cash used in operating activities of $7.3 million for the nine months ended October 31, 2021 was primarily due to the net loss of $70.1 million, as well as changes in unearned revenue of $39.4 million and costs to obtain revenue contracts of $8.7 million, partially offset by changes in accounts receivable of $34.3 million, mainly due to timing of billing and cash collections during the period. Net cash used in operating activities was also partially offset by non-cash charges related to stock-based compensation expense of $54.5 million, depreciation and amortization expense of $12.5 million, and amortization of operating lease right-of-use assets of $6.9 million.
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
Investing Activities
Net cash used in investing activities of $12.3 million for the nine months ended October 31, 2021 reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY.
Net cash used in investing activities of $53.9 million for the nine months ended October 31, 2020 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY, and our office spaces in Rosslyn, VA and Tokyo, Japan, among others.
Financing Activities
Net cash provided by financing activities of $19.7 million for the nine months ended October 31, 2021 was primarily related to proceeds from exercise of stock options of $15.9 million and net proceeds from employee stock purchase plan withholdings of $4.1 million, partially offset by payments of deferred financing costs of $0.3 million.
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

        As of October 31, 2021, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2022 (remainder of fiscal year)	$4,861	$10,900
2023	19,234	17,133
2024	18,752	9,697
2025	18,210	2,089
2026	18,944	1,839
2027 and thereafter	92,622	1,937
Total	$172,623	$43,595
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to the condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2021 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of October 31, 2021, we had cash and cash equivalents of $229.5 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of October 31, 2021 due to the material weakness related to the processes to calculate, record and account for sales commissions as described in the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting as identified in the Annual Report on Form 10-K.
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
The COVID-19 pandemic has disrupted business operations for us and our customers as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time. We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. Our offices are open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. Non-essential business travel remains restricted, and while we continue to hold virtual events, we have also resumed in-person marketing events. While we continue to monitor regional developments relating to the COVID-19 pandemic to inform operational decisions, these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
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
The COVID-19 pandemic including its variants and measures taken to control its spread may adversely affect other aspects of our business as described in this “Risk Factors” section. As a result of the scale of the pandemic and measures taken to control its spread, our financial and operating results have been adversely affected and may differ materially from our historical results, and such adverse results may continue or worsen.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. As a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a continued general decline in our trailing twelve month dollar-based net retention rate through the first half of fiscal year 2022. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
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
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software and search software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, we have experienced such difficulty during the COVID-19 pandemic particularly with respect to our quota-carrying sales representatives. We face intense competition for qualified individuals from numerous software and other technology companies. For example, we may not be successful in attracting and retaining software developers with search expertise, as our competitors have greater experience and name recognition in this area. Competition for qualified personnel is particularly intense in metropolitan areas where we have offices including the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals. If we are unable to hire and retain highly qualified personnel, our rate of growth and business will be adversely affected.
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
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially implements the GDPR. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data are valid. The invalidation of the EU-U.S. Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the European Union, while increasing our compliance costs and legal and regulatory risks. The Swiss-US Privacy Shield was subsequently invalidated in September 2020 by the Swiss Federal Data Protection and Information Commissioner. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk posed by the European Court of Justice ruling or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union, Switzerland and the United Kingdom to the United States.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers and agents, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees and may harm our reputation, which may damage our relationships with our customers, strategic partners and other third parties. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 129,673,318 shares of our common stock outstanding as of October 31, 2021.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity as of October 31, 2021 and January 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
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

Date: December 3, 2021	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)