Form 10-K
period 2022-01-31
Yext, Inc.
filed 2022-03-18
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2021, the aggregate market value of its shares (based on a closing price of $13.03 per share) held by non-affiliates was approximately $1.5 billion. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2022, 131,186,882 shares of the registrant’s common stock, $0.001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•our future revenue, cost of revenue, operating expenses and cash flows;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•the effect of the coronavirus (“COVID-19”) pandemic and its variants, including the effect of governmental restrictions and regulations as well as precautionary measures undertaken by businesses, on our business, operations, and financial results and the business and operations of our customers and potential customers;
•our beliefs, objectives and strategies for future operations, including plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•changes in management and anticipated effects thereof;
•our ability to increase sales of our products;
•maintaining and expanding our end-customer base and our relationships with our Knowledge Network; and
•sufficiency of cash to meet cash needs for at least the next 12 months.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

In this Annual Report on Form 10-K, the words “we,” “us,” “our” and “Yext” refer to Yext, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I
Item 1. Business
Overview
Yext, Inc. (“Yext” or the “Company”) organizes a business’s facts so it can provide official answers to consumer questions starting with the business's own website and then extending across search engines and voice assistants. Our platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business’s or organization’s own website, as well as across approximately 200 service and application providers, which we refer to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key features, including Listings, Pages, and Answers, along with its other features and capabilities. We believe a business is the ultimate authority on its own facts, and it is our mission to put that business in control of it, everywhere.
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
While consumer online search behavior has changed, the search experience on many businesses’ websites has not evolved to meet consumer expectations. Numerous searches are unable to understand natural language queries instead returning a list of links based on keywords rather than direct answers. Poor user experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website. The challenge for businesses is to understand and provide accurate answers to consumer’s questions while delivering a rich, consistent search experience on their website as well as third-party applications. Many answers and results provided by searches currently come from third-party sources such as data aggregators, governmental agencies and consumers. The net result of this third-party sourcing has been to produce “best guess” data that can often be incomplete, misleading or incorrect.
Yext pioneered a better way for businesses to control and publish the critical facts about themselves to answer consumer questions. We have built our business on the fundamental premise that the best source of accurate and timely information about a business is the business itself. We do this first by empowering brands to structure the public facts about themselves in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Then our platform uses multiple algorithms to better understand user intent and find relevant results from structured data, semi-structured data or unstructured documents. In addition, our products and features are built to leverage the structured data stored in the Knowledge Graph so businesses can provide official answers to consumer questions.
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
Recent Developments
On March 7, 2022, Howard Lerman notified our Board of Directors of his intention to step down from his position as Chief Executive Officer of the Company effective March 25, 2022. Michael Walrath, the Chairman of the Board of Directors, will succeed Mr. Lerman as Chief Executive Officer, principal executive officer and principal operating officer of the Company, effective March 25, 2022.
On March 7, 2022, Steven Cakebread notified our Board of Directors of his intention to step down from his position as Chief Financial Officer of the Company effective March 25, 2022. Darryl Bond, the Company’s Executive Vice President and Chief

Accounting Officer, will succeed Mr. Cakebread as Chief Financial Officer and principal financial officer of the Company, effective March 25, 2022. Mr. Bond will continue to serve as the Company’s Chief Accounting Officer.
On March 7, 2022, the Board also appointed Marc Ferrentino, the Company’s Chief Strategy Officer, as President and Chief Operating Officer of the Company.
In connection with the changes in our senior management, our Board of Directors and new management anticipate certain additional changes to our strategy and personnel that have not yet been determined.
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
Poor Search Experience Results in Lost Transactions. While consumer online search behavior has changed, we believe the search experience on many businesses' websites has not evolved to meet consumer expectations. Many searches on a business’s website are unable to understand natural language queries and instead return a list of links based on keywords rather than direct answers. Poor search experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website.

Consumer Reviews Are of Critical Importance. Many major applications include consumer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.
Growth Strategy
Key elements of our strategy include:
•Grow Our Customer Base. We believe that there is a substantial opportunity to continue to increase the size of our customer base across a broad range of industries and companies. We plan to continue to invest in our sales force to grow our customer base, both domestically and internationally.
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
•Expand Internationally. We sell our platform throughout the world and believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.-based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Italy, the Netherlands, Spain, Switzerland and Japan and we intend to further expand our footprint to other regions.
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities and we will continue to invest in our platform and develop products and features to help our customers better control the facts about their businesses online. In the fiscal year ended January 31, 2022, we tailored our products and features for various use cases so that our platform could be deployed more quickly to resolve a customer’s specific search needs such as support search on both internal and external platforms.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships with customers, increasing customer’s adoption and engagement with the Yext platform. Our Hitchhikers program, a comprehensive training program and community for professionals, helps our customers and the developer community develop skills to build custom search solutions for their business using our platform.
•Extend the Knowledge Network. We plan to continue to expand our Knowledge Network. In the fiscal year ended January 31, 2022 our Knowledge Network is comprised of approximately 200 applications. We are increasing our focus on adding more industry vertical-specific and international services to our Knowledge Network as well as including new services that may become more commonly used in the future
•Expand Integrations. Yext offers integrations with a number of other platforms accessible through the Yext App Directory. These integrations offer our customers the ability to connect Yext with other systems to give customers programmatic control of their organization’s facts. As the number of integrations in the Yext App Directory grows, we believe that it will further expand the ways that our platform can be utilized and increase customer retention. For example, in the fiscal year ended January 31, 2022, we launched integrations with Salesforce and Zendesk enabling mutual customers to implement Yext's search experience on help centers as well as support agent's workspaces and decrease case creation by recommending related content within the case submission form.
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
•Reduced Support Costs. We have tailored our products and features to resolve a customer’s specific search needs such as support search on both internal and external platforms. For this use case, our platform is designed to understand the meaning behind customer questions and deliver direct answers drawing from a business's FAQs, product manuals and help articles. By helping consumers resolve their own questions and reducing support agent's case resolution times, our platform reduces a business's support costs.
•Global Reach and Local Expertise. Our platform integrates with both global and country-specific search engines and applications, accepts international address and phone number data, and allows local employees to contribute individual expertise, providing a consumer experience that respects local languages, address formats and customs.
The Yext Platform
Yext's cloud-based platform powers products and features that allow our customers to provide accurate and direct answers to consumer questions, to control the facts about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshots, specialties or education; job information such as title and description; FAQs and more. These and other public facts about a business are stored in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our customers can then use information from the Knowledge Graph to answer consumers' questions, to power and update their landing pages and to make this information available through our Knowledge Network of approximately 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
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

We also offer our customers additional resources through Hitchhikers, a comprehensive training program and community for professionals, whom use Yext. With Hitchhikers, our customers and the developer community are now able to build custom search solutions for their business using our platform. We continue to invest in platform and features development to help our customers better control the facts about their business and have released new products and features to all of our customers multiple times a year.

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
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct buying entity, such as a company, a government institution, a franchisor, a service provider or agency or a distinct business unit of a large corporation that has an active contract directly with us. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
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
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. Our quota-carrying sales representatives were approximately 225 and approximately 250 at January 31, 2022 and January 31, 2021, respectively. In connection with our recent management changes, we reduced such headcount by approximately 35 representatives. We may make additional changes to our sales approach as we update our strategy.
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
Our packages start with basic access to the Knowledge Graph and successively include access to additional capabilities at a higher cost. More recently we have offered our enterprise and mid-size customers the option to purchase our products separately, in addition to packages, with pricing based on licenses as well as capacity.
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
Patents and Patent Applications
As of January 31, 2022, we had fifteen issued U.S. patents, one issued national stage patent, nineteen non-provisional and three provisional U.S. patent applications, two U.S. design patent applications, six international Patent Cooperation Treaty patent applications pending, and sixteen national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2039. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2022, we had 149 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
Competition
The market for our platform is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our competition comes from businesses that choose to manage their online, public-facing data in-house using manual, paper and spreadsheet-based systems that corporate personnel employ in a fragmented manner rather than pay for a third-party product or service. In addition, other companies may offer products and services at lower price points than us or that compete with some of the features present in our platform. For example certain local marketing and reputation management companies offer one or more products that manage location information across search platforms or facilitate monitoring and responding to reviews. We believe that we generally compete favorably with our competitors because of the size and breadth of our integrations and relationships with the applications in our Knowledge Network, the features and performance of our platform, the ease of integration of our platform with the technological infrastructures of our customers and the incremental marketing benefits and return on investment that our various products and features offer to our customers.
As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face more established businesses in these markets. For example, Answers, our search product was launched in 2019 and competes with more established search products and legacy search features. We believe our product is differentiated from that of our competitors because of its ease and cost of deployment, ability to leverage structured data in Knowledge Graph, multi-algorithm approach and natural language understanding. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
Human Capital
We consider our culture and employees to be vital to our success. Yext is committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Conduct and Employee Handbook, which includes our anti-harassment policy. These policies and practices help us foster a workplace environment that promotes inclusion and diversity. We also support seven employee resource groups, or ERGs, that are led and founded by employees with a senior executive sponsor. ERGs provide a community for underrepresented groups and their allies and offer professional development and mentoring opportunities. In addition, our diversity and inclusion team develops and implements diversity and inclusion strategies to improve our recruitment process, performance management, leadership development, employee engagement and retention.
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
To support our employees in the fiscal year ended January 31, 2022 and to promote their health and safety, our offices are open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. We provided two weeks of emergency family leave for employees to take care of a child or parent due to COVID-19 disruptions.
As of January 31, 2022, we had over 1,400 full-time employees, the majority of whom are based in our New York headquarters.
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
•Failure to adequately scale our sales force will impede our growth.
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
We experienced revenue growth rates of 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020, 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, and 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022. However, we expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $93.3 million, $94.7 million and $121.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $610.6 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, we expect our operating expenses to increase over the next several years as we hire additional personnel, incur additional expenses associated with our expanded facilities, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
The effects of the COVID-19 pandemic have had and are expected to continue to have an adverse effect on our business, operations and financial results as well as the business and operations of our customers and potential customers.
The COVID-19 pandemic has significantly disrupted business operations for us and our customers as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time. We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. Our offices have been open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. We continue to monitor regional developments relating to the COVID-19 pandemic to inform operational decisions, but these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers and on our customers’ perception of the need for our products. In response to the COVID-19 pandemic some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic, such as retail and food services as well as certain geographies such as Europe, have and we expect other customers may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as extended billing and payment terms, shorten the duration of contracts or elect not to renew their subscriptions. If additional customers or potential customers take similar actions, our operating results and financial condition may be materially adversely impacted. Because our platform is offered as a subscription-based service and we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods.
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
Further, even though some governments have begun to relax COVID-19 related restrictions, any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, the spread of new variants of the COVID-19 virus. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed in this “Risk Factors” section are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.
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
As a result of recent changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of the COVID-19 pandemic on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid growth and significant changes to our organization and structure and may not be able to effectively manage such growth.
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,400 as of January 31, 2022 and have hired several members of our senior management team in recent years. In March 2022, we announced that our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread will resign effective March 25, 2022, and that our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, will succeed as Chief Executive Officer and Chief Financial Officer, respectively.
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
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. While we plan to expand and scale our sales force, both domestically and internationally, we have historically had difficulty recruiting and retaining a sufficient number of sales personnel, and this difficulty has heightened during the COVID-19 pandemic. If we are unable to adequately expand and scale our sales force, we will not be able to reach our market potential and execute our business plan.
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to expand, scale and train our sales force do not generate a corresponding increase in revenue. We have hired a significant number of sales personnel in recent years. If new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, including as a result of the COVID-19 pandemic or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
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
•the need to adapt and localize our products for specific countries, including differences in the location attributes and formats used in each country and differences in languages, for example in the case of our search product, which relies on natural language processing;
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

In particular, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. It is not possible to predict the full extent of the broader consequences of Russia’s invasion of Ukraine, which could include sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflict.
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
Changes to our pricing models could adversely affect our operating results.
Any changes we make to our pricing models could adversely affect our operating results. For example, we recently began offering capacity-based pricing for our Pages and Answers products. There is no assurance that this new pricing and distribution model will be successful thus adversely affecting our financial results. Furthermore, as the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our sales efforts, may demand greater price discounts.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. As a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a general decline in our trailing twelve month dollar-based net retention rate. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
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
Our typical sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision or may require the approval of senior management, which may not only lengthen the sales cycle but also reduce the likelihood of completing a sale. The COVID-19 pandemic has disrupted the operations of our customers making sales cycles more complex. Delayed and more complex sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately expand and scale our sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
A portion of our revenue is dependent on a few customers.
For the fiscal years ended January 31, 2022, 2021 and 2020, the aggregate of our top five customers accounted for approximately 8%, 9% and 11%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
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
We previously identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, and as a result, investor confidence in us and the value of our common stock could be materially and adversely affected.
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
As of January 31, 2021, we had identified a material weakness in our internal control over financial reporting associated with processes to calculate, record and account for sales commissions. In fiscal year 2022, we remediated the identified deficiencies in internal control over financial reporting – see Item 9A. “Controls and Procedures”. Based on the results of our evaluation, we concluded that as of January 31, 2022 we have maintained effective internal control over financial reporting.
If we are unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. In addition, we may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods. Additionally, the process of designing, implementing and maintaining internal control over financial reporting required to comply with Section 404 is time consuming, costly and complicated. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation and maintenance could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, civil unrest, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations, and could decrease demand for our platform. For example, as a result of the COVID-19 pandemic the operation of our business has been disrupted. Our offices have been open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely.While we continue to hold virtual events, we have also resumed in-person marketing events. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, a prolonged disruption to our operations may have a material adverse effect on our business reducing operational efficiency and increasing operational costs.
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
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example in March 2022, we announced changes to our Chief Executive Officer, Chief Financial Officer and broader leadership team, and the change of key executives may disrupt strategic initiatives of these functions. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software and search software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, we have experienced such difficulty during the COVID-19 pandemic particularly with respect to our quota-carrying sales representatives. In addition, recent decreases in our stock price may also decrease retention. We face intense competition for qualified individuals from numerous software and other technology companies. For example, we may not be successful in attracting and retaining software developers with search expertise, as our competitors have greater experience and name recognition in this area. Competition for qualified personnel is particularly intense in metropolitan areas where we have offices including the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals. If we are unable to hire and retain highly qualified personnel, our rate of growth and business will be adversely affected.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and a sharp increase in unemployment. The prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic have led certain of our customers and potential customers to decrease the rate of their information technology spending, has adversely affected their ability or willingness to purchase our platform and has caused them to delay purchasing decisions or reduce the value or duration of their subscriptions, all of which has adversely affected our operating results. Further, Russia’s recent invasion of Ukraine may lead to disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the European Union, including uncertainty regarding Brexit. We have operations, as well as current and potential new customers, throughout Europe. The European Union's economy also suffered a sharp downturn due to the COVID-19 pandemic and Russia's invasion of Ukraine, and economic conditions in Europe and other key markets for our platform remain weak. As a result, we have experienced negative impacts on our sales activities in Europe. If such conditions deteriorate further, customers may delay or reduce their information technology spending. In addition, the legal, regulatory and economic impacts of the United Kingdom’s exit from the European Union in January 2020 are not fully known at this time. While the United Kingdom and the European Union have signed an EU-UK Trade and Cooperation Agreement, there are still many uncertainties and regulations applicable during the transition period will likely be amended and may diverge from European Union regulations. The outcome of these events may, among other things, increase the costs and complexity of our operations in Europe including our ability to hire and retain employees.
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
Our chief executive officer and chief financial officer have limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. While certain other executives have such experience, our management team, as a whole, may not successfully or efficiently manage the ongoing transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management, particularly from our chief executive officer and chief financial officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.
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
Our credit facility contains restrictive covenants that may limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends or repurchase Yext stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
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
For example, in December 2015, we suffered a denial-of-service attack, which resulted in the inability for some of our customers to access our platform for several hours. If we experience additional compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the actual or perceived loss of, or unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, or other unauthorized processing of, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches and incidents or other unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, acquisition, or other processing of, personal information or other types of confidential information that we or our services providers maintain, or the perception that any of these have occurred, could result in claims against us for identity theft or other similar fraud claims, breach of contract or indemnity, governmental enforcement actions, litigation, fines and penalties or adverse publicity, or other claims and litigation, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Our existing insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims related to a security breach. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies could have a material adverse effect on our business. We could also be required to incur significant costs for remediation or expend significant capital and other resources to address a security breach. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
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
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially implements the GDPR and provide for similar penalties. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data, or SCCs, are valid, subject to companies being required to engage in additional measures when relying on the SCCs. The Swiss-U.S. Privacy Shield subsequently was invalidated in September 2020 by the Swiss Federal Data Protection and Information Commissioner. On June 4, 2021, the European Commission published new SCCs that are required to be implemented, and on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom, or UK SCCs”. If approved by the United Kingdom Parliament, the UK SCCs will become effective March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. The invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks and related developments and uncertainty regarding other data transfer mechanisms could require us to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, or EEA, Switzerland, and the United Kingdom, which may increase compliance and related costs and risks, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, operating results and financial condition. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk posed by the Court of Justice of the European Union ruling or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union, Switzerland and the United Kingdom to the United States.
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
We also handle credit card and other personal data. Due to the sensitive nature of such information, we have implemented policies and procedures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information, and we are required to comply with applicable industry standards with respect to our handling of this information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.
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
Our business activities are subject to various restrictions under U.S. export and import controls and trade and economic sanctions laws, including U.S. customs regulations, the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers' ability to implement our services in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform or changes in applicable export or import regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products or in our decreased ability to export or sell our products to existing or potential customers with international operations. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries could impose wider sanctions and take other actions as the conflict further escalate. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business. Although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our platform to persons prohibited by U.S. sanctions. Violations of export and import regulations and economic sanctions could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
As of January 31, 2022, we had significant U.S. federal and state net operating loss carryforwards, or NOLs, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
•our ability to adequately scale our sales force and retain key employees;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•unforeseen litigation.
If securities or industry analysts do not continue to publish research or reports about us, our business or our market, or if they cease publishing research or change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance or analysts' expectations, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.
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
We may issue additional securities. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 131,156,986 shares of our common stock outstanding as of January 31, 2022.
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
We may not declare or pay cash dividends on our capital stock in the near future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay dividends may be limited by our credit agreement. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

Share repurchases could affect our stock price and increase its volatility and will diminish our cash reserves.
Repurchases pursuant to any share repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide corporate headquarters are located in New York, NY, which comprise approximately 142,500 square feet of office space under a sublease that expires in February 2031. In addition to serving as our corporate headquarters, our New York office also supports our sales, marketing, research and development and other general and administrative functions.
We also have other domestic offices, including Rosslyn, VA, and international offices, including London, UK. All of our facilities are leased. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms if and when it becomes needed.
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
Stockholders
As of March 1, 2022, there were 45 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2022.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	16,804,915	(3)	$7.28	4,969,482	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	16,804,915		$7.28	4,969,482
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
(3) This amount includes 6,620,701 shares subject to outstanding options and 10,184,214 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 1,425,786 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 3,543,696 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans. Such future increases are not reflected in the table above.

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

Comparison of Cumulative Total Return of YEXT, INC.
400
300
200
100
0
Index Value
04/13/17
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
Period Ended
Yext, Inc.
S&P 500 Index
Nasdaq Computer Index

Item 6. Reserved

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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2022, for example, are to the fiscal year ended January 31, 2022.
COVID-19 Update
The COVID-19 pandemic has significantly disrupted business operations for us and our customers, as well as suppliers, and other parties with whom we do business. Such disruptions are expected to continue for an indefinite period of time.
We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. Our offices have been open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
We may continue to see some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic such as retail and food services as well as certain geographies such as Europe, reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. The ultimate extent of the impact of the pandemic will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and its variants, vaccination rates and efficacy and the actions taken to contain and address the impact of the pandemic, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Recent Developments
On March 7, 2022, Howard Lerman notified our Board of Directors of his intention to step down from his position as Chief Executive Officer of the Company effective March 25, 2022. Michael Walrath, the Chairman of the Board of Directors, will succeed Mr. Lerman as Chief Executive Officer, principal executive officer and principal operating officer of the Company, effective March 25, 2022.
On March 7, 2022, Steven Cakebread notified our Board of Directors of his intention to step down from his position as Chief Financial Officer of the Company effective March 25, 2022. Darryl Bond, the Company’s Executive Vice President and Chief

Accounting Officer, will succeed Mr. Cakebread as Chief Financial Officer and principal financial officer of the Company, effective March 25, 2022. Mr. Bond will continue to serve as the Company’s Chief Accounting Officer.
On March 7, 2022, the Board also appointed Marc Ferrentino, the Company’s Chief Strategy Officer, as President and Chief Operating Officer of the Company.
In connection with the changes in our senior management, our Board of Directors and new management anticipate certain additional changes to our strategy and personnel that have not yet been determined.
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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Knowledge Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, including with respect to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes lease expenses associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, sales and marketing expenses include costs related to advertising and conferences and brand awareness events.
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount.
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount, and other professional related costs.

Results of Operations

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2022	2021	2020
Revenue	$390,577	$354,661	$298,829
Cost of revenue(1)	98,299	86,404	77,030
Gross profit	292,278	268,257	221,799
Operating expenses:
Sales and marketing(1)	230,467	228,417	218,076
Research and development(1)	68,350	58,146	49,445
General and administrative(1)	83,420	76,026	77,231
Total operating expenses	382,237	362,589	344,752
Loss from operations	(89,959)	(94,332)	(122,953)
Interest income	22	532	4,099
Interest expense	(544)	(614)	(308)
Other expense, net	(1,501)	(181)	(1,285)
Loss from operations before income taxes	(91,982)	(94,595)	(120,447)
(Provision for) benefit from income taxes	(1,277)	(97)	(1,097)
Net loss	$(93,259)	$(94,692)	$(121,544)
(1) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Cost of revenue	$7,099	$5,724	$4,115
Sales and marketing	26,496	32,581	31,421
Research and development	20,654	17,071	13,212
General and administrative	19,231	16,918	19,022
Total stock-based compensation expense	$73,480	$72,294	$67,770

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	25	24	26
Gross profit	74.8	75.6	74.2
Operating expenses:
Sales and marketing	59	65	73
Research and development	18	16	16
General and administrative	21	21	26
Total operating expenses	98	102	115
Loss from operations	(23)	(26)	(41)
Interest income	—	—	1
Interest expense	—	(1)	—
Other expense, net	—	—	—
Loss from operations before income taxes	(23)	(27)	(40)
(Provision for) benefit from income taxes	—	—	(1)
Net loss	(23)%	(27)%	(41)%
Fiscal Year Ended January 31, 2022 Compared to Fiscal Year Ended January 31, 2021
Revenue and Cost of Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$390,577	$354,661	$35,916	10%
Cost of revenue	98,299	86,404	$11,895	14%
Gross profit	$292,278	$268,257	$24,021	9%
Gross margin	74.8%	75.6%
Total revenue was $390.6 million for the fiscal year ended January 31, 2022, compared to $354.7 million for the fiscal year ended January 31, 2021, an increase of $35.9 million or 10%, primarily driven by new customer subscriptions to our platform, and to a lesser extent included expanded subscriptions for existing customers. Our revenue is predominately derived from our enterprise, mid-size, and third-party reseller customers. Revenue recognized from subscriptions and associated support to our platform was 92% and revenue recognized from professional services was 8%, for the fiscal year ended January 31, 2022, compared to 93% and 7%, respectively, for the fiscal year ended January 31, 2021.
Cost of revenue was $98.3 million for the fiscal year ended January 31, 2022, compared to $86.4 million for the fiscal year ended January 31, 2021, an increase of $11.9 million, or 14%. This increase was primarily driven by employee-related costs, as personnel-related costs increased $8.8 million and stock-based compensation expense increased $1.4 million, reflecting higher headcount and employee stock grants. In addition, depreciation expense increased $2.2 million and costs associated with our data centers increased $1.5 million. These increases were partially offset by Knowledge Network application provider fees which decreased $5.1 million due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.8% for the fiscal year ended January 31, 2022, compared to 75.6% for the fiscal year ended January 31, 2021 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$230,467	$228,417	$2,050	1%
Research and development	$68,350	$58,146	$10,204	18%
General and administrative	$83,420	$76,026	$7,394	10%
Sales and marketing expense was $230.5 million for the fiscal year ended January 31, 2022, compared to $228.4 million for the fiscal year ended January 31, 2021, an increase of $2.1 million, or 1%. The increase reflected a $5.5 million increase in personnel-

related costs, inclusive of a $3.5 million increase in costs to obtain revenue contracts. In addition, there was a $2.3 million increase in depreciation expense and a $0.9 million increase in advertising costs associated with certain brand media campaigns. These increases were largely offset by a $6.1 million decrease in stock-based compensation expense, which is lower in the current period reflecting the impact of certain departures of senior management in the prior periods.
Research and development expense was $68.4 million for the fiscal year ended January 31, 2022, compared to $58.1 million for the fiscal year ended January 31, 2021, an increase of $10.2 million, or 18%. The increase was primarily driven by a $3.6 million increase in stock-based compensation expense due to employee stock grants, a $3.6 million increase in personnel-related costs, reflecting higher headcount, which mainly consisted of salaries and wages, as well as a $0.8 million increase in depreciation expense.
General and administrative expense was $83.4 million for the fiscal year ended January 31, 2022, compared to $76.0 million for the fiscal year ended January 31, 2021, an increase of $7.4 million or 10%. The increase was primarily driven by a $2.6 million increase in personnel-related costs, a $2.3 million increase in stock-based compensation due to employee stock grants, as well as a $0.9 million increase in depreciation expense. This was partially offset by a $1.3 million decrease in bad debt expense as the prior year period had higher expense to reflect the initial impacts of the COVID-19 pandemic.

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
Net Loss
Net loss was $93.3 million, $94.7 million, and $121.5 million for the fiscal years ended January 31, 2022, 2021 and 2020.
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
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Net loss	$(93,259)	$(94,692)	$(121,544)
Plus: Stock-based compensation expense	73,480	72,294	67,770
Non-GAAP net loss	$(19,779)	$(22,398)	$(53,774)

Dollar-Based Net Retention Rate
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long term value of our customer relationships. We assess our performance in this respect using a metric we refer to as our dollar-based net retention rate. Our dollar-based net retention rate was 98%, 102%, and 106% for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. The general decline in the net retention rate reflects continued challenges in our ability to retain and expand relationships with existing customers, which has been and may continue to be negatively impacted by the effects of COVID-19 on our customers. See "—Overview — COVID-19 Update" and "Risk Factors" for the impact of COVID-19 on our business.
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

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the periods ended January 31, 2022 and 2021, respectively. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
(in thousands)	Jan. 31, 2022	Oct. 31, 2021	Jul. 31, 2021	Apr. 30, 2021	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020
Revenue	$100,932	$99,529	$98,124	$91,992	$92,194	$89,061	$88,055	$85,351
Cost of revenue	$24,575	$25,255	$26,615	$21,854	$21,597	$21,639	$21,984	$21,184
Gross profit	$76,357	$74,274	$71,509	$70,138	$70,597	$67,422	$66,071	$64,167
Gross margin	75.7%	74.6%	72.9%	76.2%	76.6%	75.7%	75.0%	75.2%
Sales and marketing	$58,175	$58,548	$58,578	$55,166	$57,202	$56,646	$56,049	$58,520
Research and development	$18,007	$17,986	$18,500	$13,857	$14,505	$14,475	$14,788	$14,378
General and administrative	$22,136	$22,094	$20,843	$18,347	$18,033	$18,061	$19,474	$20,458
Total operating expenses	$98,318	$98,628	$97,921	$87,370	$89,740	$89,182	$90,311	$93,356
Total operating expenses as a percentage of revenue	97%	99%	100%	95%	97%	100%	103%	109%
Loss from operations	$(21,961)	$(24,354)	$(26,412)	$(17,232)	$(19,143)	$(21,760)	$(24,240)	$(29,189)
Net loss	$(23,110)	$(24,926)	$(27,592)	$(17,631)	$(18,311)	$(22,041)	$(25,116)	$(29,224)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.22)	$(0.14)	$(0.15)	$(0.18)	$(0.21)	$(0.25)
Quarterly Trends
Historically, a higher proportion of new subscription and renewal agreements have occurred within the fourth quarter of the fiscal year, which contributes to driving our revenue recognized for the following fiscal year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. At the beginning of each subscription term, we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. As a result, accounts receivable and unearned revenue are seasonally stronger in the fourth quarter of the fiscal year. However, the nature of our subscription agreements generally results in revenue recognition ratably over the contract term, thereby mitigating the effect of potential seasonality in our revenue. Our quarterly revenue has generally increased over the periods presented.
Cost of revenue has moved generally proportional as a percentage of revenue. Personnel-related costs may generally continue to increase, while Knowledge Network application provider costs have become more stable and may continue to decline as a percentage of revenue, although costs may increase at times as we enter new international markets, or introduce new products and features.
Gross margin has generally stabilized in recent periods, and may decrease at times as we enter new international markets, or introduce new products and features.
Operating expenses as a percentage of revenue have generally decreased in recent quarters, reflecting COVID-19 impacts and strategically leveraging costs. Operating expenses may increase as a result of employee-related costs, inclusive of costs to obtain revenue contracts, as well as stock-based compensation.
Our quarterly results may fluctuate due to various factors affecting our performance including impacts of the COVID-19 pandemic and its variants. The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and its variants and the actions taken to contain and address its impact, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.

Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash and cash equivalents of $261.2 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections, lease payments and capital expenditures, significant marketing events and related expenses, the potential effects of the COVID-19 pandemic, among other factors.
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
Credit Arrangements
On March 11, 2020, we entered into a credit agreement with Silicon Valley Bank (the “Credit Agreement”). No significant debt issuance costs were incurred in association with the Credit Agreement. In January 2021, we amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors.
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
Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate between LIBOR plus 2.50% and LIBOR plus 3.00%, depending on our average daily usage of the revolving loan facility. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. See Part I Item 1A “Risk Factors - Our credit facility contains restrictive covenants that may limit our operating flexibility" for discussion of LIBOR being phased out.
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
        As of January 31, 2022, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.

Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$21,849	$1,204	$(30,768)
Net cash (used in) provided by investing activities	$(13,418)	$(65,111)	$39,308
Net cash provided by financing activities	$24,617	$22,548	$168,373
Operating Activities
Net cash provided by operating activities of $21.8 million for the fiscal year ended January 31, 2022 was primarily due to positive adjustments in reconciling our net loss of $93.3 million to net cash provided by operating activities. These adjustments included stock-based compensation expense of $73.5 million, depreciation and amortization expense of $16.8 million, amortization of operating lease right-of-use assets of $9.3 million, and bad debt expense of $1.3 million. In addition, there were changes in unearned revenue of $33.3 million and changes in prepaid expenses and other current assets of $4.2 million. These increases were partially offset by changes in costs to obtain revenue contracts of $9.1 million, operating lease liabilities of $6.6 million, and accounts receivable of $6.1 million, mainly due to timing of billing and cash collections during the period.
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
 Investing Activities
Net cash used in investing activities of $13.4 million for the fiscal year ended January 31, 2022 reflected capital expenditures primarily associated with our new corporate headquarters in New York, NY.
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
Financing Activities
Net cash provided by financing activities of $24.6 million for the fiscal year ended January 31, 2022 was primarily related to proceeds from exercise of stock options of $19.2 million, and net proceeds from employee stock purchase plan withholdings of $5.7 million, partially offset by payments of deferred financing costs of $0.3 million.
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

Contractual Obligations
We are obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. Our contractual obligations primarily relate to our operating lease arrangements for office space. Our other contractual obligations include contracts with our Knowledge Network application providers, which generally have a term of one year, although some have a term of several years, as well as contracts with our software vendors, among others. These obligations represent minimum contractual payments, or our best estimate for variable elements based on historical payments. Our contractual obligations have various expiry dates between fiscal years 2023 and 2035.
As of January 31, 2022, our contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023	$19,643	$35,460
2024	19,086	16,094
2025	18,576	8,926
2026	19,337	1,825
2027	19,433	1,538
2028 and thereafter	75,492	401
Total	$171,567	$64,244
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of our deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including results of operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies.
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
For each individual lease arrangement, we estimate an incremental borrowing rate at the commencement date. The incremental borrowing rate is determined based on what we would estimate to pay for a collateralized loan over a similar term and economic environment for each lease arrangement. As of January 31, 2022, a hypothetical 100 basis point change in our estimated incremental borrowing rates for our respective leases would have a less than 10% impact to the aggregated total operating lease liability on the consolidated balance sheet.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2022 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of January 31, 2022, we had cash and cash equivalents of $261.2 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2022 expressed an unqualified opinion thereon.
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
The Company capitalized $47.8 million of costs to obtain revenue contracts during the year ended January 31, 2022. As described in Note 2 to the consolidated financial statements, capitalized costs are inclusive of sales commissions and any associated payroll taxes or fringe benefit costs that are incremental to obtain the contract with the customer but expected to be recoverable.

Auditing the costs capitalized to obtain revenue contracts required complex auditor judgment and was especially challenging due to the volume of sales commission plans with various underlying criteria and inputs used to calculate amounts capitalized to obtain revenue contracts. This involved an increased extent of audit effort to test the completeness and accuracy of inputs of the commission-eligible revenue contracts and measurement of incremental costs eligible for capitalization.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the costs to obtain revenue contracts process. For example, we tested controls over the Company’s processes to evaluate the completeness and accuracy of the underlying criteria and inputs used to calculate amounts capitalized. This included testing relevant controls over the IT systems that are important to the initiation, processing and recording of amounts capitalized to obtain revenue contracts.

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

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue and unearned revenue of $390.6 million and $223.9 million, respectively, for the year ended January 31, 2022. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition. Auditing the timing and measurement of the Company's revenue recognition was especially challenging due to the volume of executed contracts and the assessment of the unique terms. This involved assessing the contractual terms and conditions of both new and modified contracts to determine the contract period, identifying all performance obligations, and determine if the transaction price expected to be received was fixed or variable.

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

We performed audit procedures that included, among others, reading a sample of revenue contracts to evaluate the contractual terms and conditions, identify performance obligations, assess the fixed and variable components to determine the transaction price, and assess the measurement and timing of revenue recognized and unearned revenue recorded as of year-end. We tested the revenue recognized and unearned revenue as of year-end through tests of details and analytical procedures, including the recalculation of balances on a disaggregated basis. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young, LLP
We have served as the Company’s auditors since 2014.
New York, New York
March 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Yext, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Yext, Inc. as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 18, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young, LLP
New York, New York
March 18, 2022

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$261,210	$230,411
Accounts receivable, net of allowances of $2,042 and $2,528, respectively	101,607	97,455
Prepaid expenses and other current assets	13,538	17,993
Costs to obtain revenue contracts, current	33,998	30,325
Total current assets	410,353	376,184
Property and equipment, net	74,604	80,344
Operating lease right-of-use assets	97,124	104,844
Costs to obtain revenue contracts, non-current	27,286	22,692
Goodwill	4,572	4,842
Intangible assets, net	217	767
Other long term assets	6,179	6,316
Total assets	$620,335	$595,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$48,432	$54,186
Unearned revenue, current	223,427	191,810
Operating lease liabilities, current	18,845	14,165
Total current liabilities	290,704	260,161
Operating lease liabilities, non-current	113,776	123,584
Other long term liabilities	3,985	5,009
Total liabilities	408,465	388,754
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2022 and 2021; zero shares issued and outstanding at January 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2022 and 2021, respectively; 137,662,320 and 130,494,513 shares issued at January 31, 2022 and 2021, respectively; 131,156,986 and 123,989,179 shares outstanding at January 31, 2022 and 2021, respectively	137	130
Additional paid-in capital	834,429	733,933
Accumulated other comprehensive (loss) income	(187)	2,422
Accumulated deficit	(610,604)	(517,345)
Treasury stock, at cost	(11,905)	(11,905)
Total stockholders’ equity	211,870	207,235
Total liabilities and stockholders’ equity	$620,335	$595,989
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2022	2021	2020
Revenue	$390,577	$354,661	$298,829
Cost of revenue	98,299	86,404	77,030
Gross profit	292,278	268,257	221,799
Operating expenses:
Sales and marketing	230,467	228,417	218,076
Research and development	68,350	58,146	49,445
General and administrative	83,420	76,026	77,231
Total operating expenses	382,237	362,589	344,752
Loss from operations	(89,959)	(94,332)	(122,953)
Interest income	22	532	4,099
Interest expense	(544)	(614)	(308)
Other expense, net	(1,501)	(181)	(1,285)
Loss from operations before income taxes	(91,982)	(94,595)	(120,447)
(Provision for) benefit from income taxes	(1,277)	(97)	(1,097)
Net loss	$(93,259)	$(94,692)	$(121,544)

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.79)	$(1.09)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,814,447	119,690,378	111,758,946

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(2,609)	$2,782	$1,197
Unrealized (loss) gain on marketable securities, net	—	—	(129)
Total comprehensive loss	$(95,868)	$(91,910)	$(120,476)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2019	102,173	$109	$398,882	$(1,428)	$(301,109)	$(11,905)	$84,549
Common stock offering, net of issuance costs of $530	7,000	7	146,463	—	—	—	146,470
Exercise of stock options	3,308	3	14,852	—	—	—	14,855
Vested restricted stock units converted to common shares	2,946	3	(3)	—	—	—	—
Issuance of restricted stock	11	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	392	—	6,627	—	—	—	6,627
Stock-based compensation	—	—	69,187	—	—	—	69,187
Other comprehensive income	—	—	—	1,068	—	—	1,068
Net loss	—	—	—	—	(121,544)	—	(121,544)
Balance, January 31, 2020	115,830	122	636,008	(360)	(422,653)	(11,905)	201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	130	733,933	2,422	(517,345)	(11,905)	207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2022	2021	2020
Operating activities:
Net loss	$(93,259)	$(94,692)	$(121,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,783	10,612	8,069
Bad debt expense	1,253	2,547	1,246
Stock-based compensation expense	73,480	72,294	67,770
Amortization of operating lease right-of-use assets	9,296	12,203	11,124
Other, net	582	(489)	120
Changes in operating assets and liabilities:
Accounts receivable	(6,106)	(17,990)	(26,981)
Prepaid expenses and other current assets	4,238	(5,463)	268
Costs to obtain revenue contracts	(9,113)	2,429	(18,344)
Other long term assets	(231)	(1,630)	(2,629)
Accounts payable, accrued expenses and other current liabilities	(494)	(1,976)	8,267
Unearned revenue	33,262	12,702	42,345
Operating lease liabilities	(6,644)	8,937	(1,044)
Other long term liabilities	(1,198)	1,720	565
Net cash provided by (used in) operating activities	21,849	1,204	(30,768)
Investing activities:
Maturities of marketable securities	—	—	51,197
Capital expenditures	(13,418)	(65,111)	(11,889)
Net cash (used in) provided by investing activities	(13,418)	(65,111)	39,308
Financing activities:
Proceeds from common stock offering, net of underwriting discounts and commissions	—	—	147,000
Payments of common stock deferred offering costs	—	—	(530)
Proceeds from exercise of stock options	19,228	16,464	14,893
Payments of deferred financing costs	(263)	(869)	(260)
Proceeds, net from employee stock purchase plan withholdings	5,652	6,953	7,270
Net cash provided by financing activities	24,617	22,548	168,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,249)	3,594	(492)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,799	(37,765)	176,421
Cash, cash equivalents and restricted cash at beginning of period	230,411	268,176	91,755
Cash, cash equivalents and restricted cash at end of period	$261,210	$230,411	$268,176
Supplemental disclosure of cash flow data:
Cash paid on interest	$75	$54	$41
Cash paid on income taxes	$1,325	$1,413	$531
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of January 31,

(in thousands)	2022	2021	2020
Cash and cash equivalents	$261,210	$230,411	$256,076
Restricted cash	—	—	12,100
Total cash, cash equivalents and restricted cash	$261,210	$230,411	$268,176
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2022, for example, are to the fiscal year ended January 31, 2022.
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
There were no prior period amounts that have been reclassified to conform to the current period presentation.
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
Segment Information
The Company is the provider of the Yext platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates as one operating segment as all of the Company's offerings operate on the Yext platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from its subscriptions and associated support to the Yext platform. The Company's subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
The Company accounts for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The Company recognizes revenue upon transfer of control of services to its customers in an amount that reflects the consideration it expects to receive in exchange for those services. The recognition of revenue is determined through application of the following five-step model:
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
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Yext platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term, the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
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
During the fiscal years ended January 31, 2022 and 2021, the Company capitalized $47.8 million and $33.2 million of costs to obtain revenue contracts and amortized $39.5 million and $34.6 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $61.3 million and $53.0 million at January 31, 2022 and 2021, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Knowledge Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Yext platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes lease expenses, software expense, and depreciation expense, each of which are allocated based on employee headcount.
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
Stock-based compensation expense is generally recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock and four years for options. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised.
Stock-based compensation expense associated with the Company's Employee Stock Purchase Plan (“ESPP”) is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.
In accordance with ASU 2018-07, the Company measures stock-based compensation associated with stock-based awards issued to non-employees at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period. The Company does not apply a forfeiture rate assumption to value such awards, given the nature of the services provided.

Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $8.4 million, $7.5 million and $6.9 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
Research and Development
Research and development costs are generally expensed as incurred, including personnel-related costs. Research and development costs also include lease expenses and software expense, each of which are allocated based on employee headcount. Research and development costs exclude capitalized software development costs.
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive loss. Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $7.2 million and $7.2 million as of January 31, 2022 and 2021, respectively, and primarily related to those costs incurred in connection with additional functionality to its platform. Depreciation expense associated with capitalized software development costs was $3.7 million, $2.6 million and $2.7 million during the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $2.4 million and $2.5 million as of January 31, 2022 and 2021, respectively, and $2.1 million and $0.8 million were amortized during the fiscal years ended January 31, 2022 and 2021, respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
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
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. See Note 11 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2022 and 2021, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2020	$995
Additions	$2,547
Deductions - write offs	$(1,014)
Allowance for doubtful accounts as of January 31, 2021	$2,528
Additions	1,253
Deductions - write offs	$(1,739)
Allowance for doubtful accounts as of January 31, 2022	$2,042
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
Leases
The Company accounts for leases in accordance with ASC Topic 842, "Leases." Lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred in the statement of operations and comprehensive loss. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less ("short-term leases") on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

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
Intangible assets are amortized over their estimated useful lives. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements. As of January 31, 2022, the Company's intangible assets included domains with a net book value of $0.2 million.
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
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
3. Revenue
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

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
North America	$309,938	$284,792	$245,629
International	80,639	69,869	53,200
Total revenue	$390,577	$354,661	$298,829
North America revenue is predominantly attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79%, 80%, and 82% for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Revenue attributable to England, which serves as the Company's main contracting entity for Europe effective February 1, 2021, represented 19% of total revenue for the fiscal year ended January 31, 2022. Revenue attributable to Switzerland, which served as one of the Company's contracting entities for Europe prior to February 1, 2021, represented 16%, and 14% of total revenue for the fiscal years ended January 31, 2021 and 2020. No other individual country represented more than 10% of total revenue for the fiscal years ended January 31, 2022, 2021 and 2020.

Significant Judgments
Significant judgments and estimates may be required to determine the appropriate application of accounting related to revenue, including whether performance obligations are distinct and assessments regarding the transaction price.
Performance Obligations
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
The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 8%, 7% and 5% of the Company's total revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2022 and 2021, unearned revenue, current was $223.4 million and $191.8 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.5 million and $0.2 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
Substantially all of the $191.8 million of unearned revenue, current as of January 31, 2021 was subsequently recognized as revenue during the fiscal year ended January 31, 2022.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2022 and 2021, customer deposits of $0.2 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2022, the Company had $404.9 million of remaining performance obligations, of which $379.0 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2021, the Company had $351.8 million of remaining performance obligations.

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
As of January 31, 2022 and January 31, 2021, the Company had money market funds included in cash and cash equivalents of $138.5 million and $138.8 million, respectively. These assets were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill and Intangible Assets
Goodwill
As of January 31, 2022 and 2021, the Company had goodwill of $4.6 million and $4.8 million, respectively. The changes to goodwill during these periods were due to foreign currency translation adjustments.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the fiscal years ended January 31, 2022 and 2021. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
As of January 31, 2022 and 2021, the Company had intangible assets, net of $0.2 million and $0.8 million, respectively. Amortization expense related to intangible assets totaled $0.6 million, $0.6 million and $0.6 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets. The Company determined that no events occurred or circumstances changed during the fiscal years ended January 31, 2022 and 2021 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2022	January 31, 2021
Computer software	$18,814	$10,719
Office equipment	18,854	14,856
Furniture and fixtures	8,163	7,344
Leasehold improvements	62,784	57,799
Construction in progress	936	4,469
Software in progress	1,342	5,754
Total property and equipment, gross	110,893	100,941
Less: accumulated depreciation	(36,289)	(20,597)
Total property and equipment, net	$74,604	$80,344
As of January 31, 2022 and 2021, the Company's property and equipment, net attributable to the United States was 90% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $16.2 million, $10.0 million and $7.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
 Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2022	January 31, 2021
Accounts payable	$9,218	$12,974
Accrued employee compensation	17,589	16,780
Accrued Knowledge Network application provider fees	2,885	3,671
Accrued professional services and associated costs	2,663	2,202
Accrued employee stock purchase plan withholdings liability	2,397	3,230
Other current liabilities	13,680	15,329
Total accounts payable, accrued expenses and other current liabilities	$48,432	$54,186
As of January 31, 2022 and 2021, capital expenditures of $0.9 million and $4.5 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2021, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,959,567 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2022, the number of shares available for future award under the 2016 Plan is 1,425,786.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2021	8,871,890	$7.64	4.94	$81,906
Granted	—	$—
Exercised	(2,220,276)	$8.65
Forfeited or canceled	(30,913)	$11.33
Balance, January 31, 2022	6,620,701	$7.28	4.32	$11,723
Vested and expected to vest	6,578,465	$7.25	4.31	$11,723
Exercisable at January 31, 2022	6,420,701	$7.12	4.28	$11,723
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2021	544,911	$5.55
Granted	—	$—
Vested	(344,515)	$5.25
Forfeited	(396)	$5.95
Balance as of January 31, 2022	200,000	$6.06
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2022. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $13.5 million, $31.8 million and $48.0 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	9,545,352	$16.71
Granted	7,831,853	$12.94
Vested and converted to shares	(4,426,715)	$15.76
Forfeited or canceled	(2,766,276)	$16.09
Balance as of January 31, 2022	10,184,214	$14.38
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $12.94, $15.52, and $18.71 per share for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and restricted stock units vested was $69.8 million, $72.4 million, and $54.7 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2021, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,239,891 shares. As of January 31, 2022, a total of 3,543,696 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on September 15, 2021 and will end on March 15, 2022. As of January 31, 2022, 291,079 shares are estimated to be purchased at the end of the offering period and $2.4 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement to be purchased during an ESPP offering period were as follows:

	Fiscal year ended January 31,
	2022	2021	2020
Expected life (years)	0.50	0.50	0.50
Expected volatility	45.54% - 59.24%	51.44% - 65.48%	42.41% - 60.86%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	0.05% - 0.06%	0.12% - 0.29%	1.93% - 2.52%
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
During the fiscal years ended January 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense associated with the ESPP of $2.2 million, $2.8 million and $2.7 million, respectively. As of January 31, 2022, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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
Stock-Based Compensation Expense
Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense net of estimated forfeitures over the vesting period of the applicable award using the straight-line method.
The Company's stock-based compensation expense for the periods presented was as follows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Cost of revenue	$7,099	$5,724	$4,115
Sales and marketing	26,496	32,581	31,421
Research and development	20,654	17,071	13,212
General and administrative	19,231	16,918	19,022
Total stock-based compensation expense	$73,480	$72,294	$67,770
As of January 31, 2022, there was approximately $136.3 million of total unrecognized compensation cost related to unvested stock-based awards. This unrecognized compensation cost is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.64 years. During the fiscal years ended January 31, 2022, 2021 and 2020, the Company capitalized $1.3 million, $2.1 million and $1.4 million, respectively of stock-based compensation related to software development.
9. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2022 and 2021, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2022 and 2021, the Company had 6,505,334 shares of treasury stock which are carried at its cost basis of $11.9 million on the Company's consolidated balance sheets.
10. Debt
On March 11, 2020, the Company entered into a credit agreement with Silicon Valley Bank (the “Credit Agreement”). No significant debt issuance costs were incurred in association with the Credit Agreement. In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors.
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
        As of January 31, 2022, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Domestic	$(95,062)	$(69,953)	$(63,390)
International	3,080	(24,642)	(57,057)
Loss from operations before income taxes	$(91,982)	$(94,595)	$(120,447)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Current:
Federal	$(9)	$313	$(19)
State	(184)	(198)	(120)
International	(884)	(1,070)	(1,051)
Total current	(1,077)	(955)	(1,190)
Deferred:
Federal	(4)	(28)	—
State	(4)	(31)	—
International	(192)	917	93
Total deferred	(200)	858	93
Total (provision for) benefit from income taxes	$(1,277)	$(97)	$(1,097)
The Company’s current tax provision is primarily attributable to profitable jurisdictions outside of the United States and U.S. state income taxes. In the fiscal year ended January 31, 2021, the Company released a portion of its valuation allowance against certain foreign deferred tax assets resulting in an income tax benefit of $0.7 million, and recorded a U.S. tax benefit of $0.2 million due to the expiration of certain statutes of limitations of unrecognized tax benefits.

The Company reconciled its income taxes at the federal statutory income tax rate to the (provision for) benefit from income taxes included within its consolidated statements of operations and comprehensive loss. The Company elected to account its Global Intangible Low-Taxed Income as an expense in the period it is incurred. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
U.S. federal tax (provision) benefit at statutory rate	$19,316	$19,865	$25,294
State taxes, net of federal (provision) benefit	4,344	5,000	4,124
Foreign tax rate differential	(132)	(2,130)	970
Non-deductible expenses	(1,244)	(329)	(903)
Change in valuation allowance	(22,027)	(23,900)	(24,377)
Rate change	(66)	131	(7,017)
Stock-based compensation expense	(1,489)	(1,929)	(2,064)
Net excess tax benefits from stock-based compensation	(990)	3,444	6,519
Return to provision adjustment	1,718	16	(2,323)
Global intangible low-taxed income	—	(6,129)	—
Intra-entity asset transfer	—	3,944	—
Other, net	(707)	1,920	(1,320)
Total (provision for) benefit from income taxes	$(1,277)	$(97)	$(1,097)
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The components of the Company's deferred income taxes were as follows:

	As of January 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$136,226	$111,583
Stock-based compensation	7,271	7,884
Allowance for doubtful accounts	523	650
Operating lease liability	32,156	33,350
Accrued expenses	2,372	2,903
Unearned revenue	61	52
Intangible assets	10,625	11,570
Other	339	216
Total deferred tax assets	189,573	168,208
Less: valuation allowance	(151,205)	(129,178)
Deferred tax assets, net of valuation allowance	38,368	39,030
Deferred tax liabilities:
Property and equipment	(2,440)	(2,062)
Costs to obtain revenue contracts	(11,041)	(9,904)
Operating lease right-of-use assets	(23,259)	(25,082)
Other	(874)	(1,028)
Total deferred tax liabilities	(37,614)	(38,076)
Net deferred tax asset (liability)	$754	$954
As of January 31, 2022, for federal income tax purposes, the Company had $501.0 million of gross U.S. federal NOL carryforwards, with pre-2018 NOL expiring starting in fiscal year 2028 and others indefinitely carried forward.

As of January 31, 2022, for state income tax purposes, the Company had $23.6 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal year 2023 through fiscal year 2040. As of January 31, 2022, the Company had $7.5 million of tax-effected foreign NOL carryforwards which expires starting in fiscal year 2026.
Utilization of the Company’s NOL carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2022, the valuation allowance had a net increase of $22.0 million from approximately $129.2 million to $151.2 million, primarily due to the impact of the NOL carryforwards established in the current period net with other changes in U.S. deferred tax assets. During the fiscal year ended January 31, 2021, the valuation allowance increased $23.9 million from approximately $105.3 million to $129.2 million, primarily due to the impact of the NOL carryforwards established in the current period and other increases in U.S. deferred tax assets. The increase in the valuation allowance was partially offset by the use of the NOL in the local jurisdiction due to the intra-entity asset transfer. The Company also released a portion of the valuation allowance in certain foreign jurisdictions, as these jurisdictions demonstrated a sustained profitability evidenced by three consecutive years of positive earnings as well as forecasted continuing profitability. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
The Company may be subject to state income taxes and withholding taxes upon distribution of non-U.S. earnings in the form of dividends. The Company does not believe these taxes are material.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2022, 2021, and 2020 is as follows:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Beginning of period	$267	$493	$233
Tax positions taken in prior period:
Gross increases	—	—	262
Gross decreases	—	(13)	(8)
Tax positions taken in current period
Gross increases	20	—	13
Lapse of statute of limitations	—	(233)	—
Currency translation effect	1	20	(7)
End of period	$288	$267	$493
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the (provision for) benefit from income taxes and recognized less than $0.1 million for interest and penalties in each of the fiscal years ended January 31, 2022, 2021, and 2020. As of January 31, 2022, 2021, and 2020 accrued unrecognized tax benefits were $0.3 million, $0.3 million, and $0.5 million, respectively, and if recognized would reduce the (provision for) benefit from income taxes, and the Company's effective tax rate. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits of up to $0.3 million may occur in the next twelve months.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
12. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2022, the Company had $18.8 million of operating lease liabilities, current, $113.8 million of operating lease liabilities, non-current, $97.1 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases as discussed in Note 2, "Summary of Significant Accounting Policies", and had a weighted-average remaining lease term of 8.7 years and a weighted-average discount rate of 5.9%, as of January 31, 2022. During the fiscal year ended January 31, 2022, the Company paid $18.9 million for amounts included in the measurement of lease liabilities and obtained $2.6 million of operating lease right-of-use assets in exchange for lease obligations.

During the fiscal years ended January 31, 2022, 2021, and 2020, the Company recognized lease expense, which consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2022	2021	2020
Operating lease expense	$17,037	$20,134	$16,820
Short-term lease expense	763	1,053	2,259
Variable lease expense	8,943	4,475	2,153
Total lease expense	$26,743	$25,662	$21,232
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists of real estate taxes and utilities, among other office space related expenses. For the fiscal year ended January 31, 2022, variable lease expense reflected the increased costs of the Company's use of its new offices spaces and certain associated real estate taxes.
The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2022, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2023	$19,417
2024	19,086
2025	18,576
2026	19,337
2027	19,433
2028 and thereafter	75,492
Total gross operating lease payments	171,341
Less: tenant allowances	—
Total net operating lease payments	171,341
Less: imputed interest	(38,720)
Total lease liabilities, reflecting the present value of net lease payments	$132,621
13. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Knowledge Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2023 and 2035.
As of January 31, 2022, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023	$19,643	$35,460
2024	19,086	16,094
2025	18,576	8,926
2026	19,337	1,825
2027	19,433	1,538
2028 and thereafter	75,492	401
Total	$171,567	$64,244

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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(93,259)	$(94,692)	$(121,544)
Denominator:
Weighted-average common shares outstanding	127,814,447	119,690,378	111,758,946
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.79)	$(1.09)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2022	2021	2020
Options to purchase common stock	6,620,701	8,871,890	12,371,254
Restricted stock and restricted stock units	10,184,214	9,545,352	9,910,729
Shares estimated to be purchased under ESPP	291,079	315,718	284,222
Total anti-dilutive common equivalent shares	17,095,994	18,732,960	22,566,205

15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2022 and 2021 was as follows:

	Three months ended
(in thousands, except per share data)	Jan. 31, 2022	Oct. 31, 2021	Jul. 31, 2021	Apr. 30, 2021
Revenue	$100,932	$99,529	$98,124	$91,992
Gross profit	$76,357	$74,274	$71,509	$70,138
Loss from operations	$(21,961)	$(24,354)	$(26,412)	$(17,232)
Net loss	$(23,110)	$(24,926)	$(27,592)	$(17,631)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.19)	$(0.22)	$(0.14)

	Three months ended
(in thousands, except per share data)	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020
Revenue	$92,194	$89,061	$88,055	$85,351
Gross profit	$70,597	$67,422	$66,071	$64,167
Loss from operations	$(19,143)	$(21,760)	$(24,240)	$(29,189)
Net loss	$(18,311)	$(22,041)	$(25,116)	$(29,224)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.18)	$(0.21)	$(0.25)

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2022.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, we concluded that as of January 31, 2022 we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the audit of the fiscal year 2021 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness related to our processes to calculate, record and account for sales commissions.
In fiscal year 2022, we remediated the identified deficiencies in internal control over financial reporting identified above as described below:
•Improved governance of our incentive compensation plans
•Implemented new information technology systems to calculate, record and account for sales commissions
•Implemented IT general controls, including logical security and application change management controls for these new information technology systems
•Implemented new automated controls to calculate, record and account for sales commissions
•Implemented new manual controls and strengthened existing controls across the process to calculate, record and account for sales commissions, including management review controls to detect errors in calculated sales commissions
We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements and have concluded that our internal control over financial reporting was effective as of January 31, 2022.
Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022 ("Proxy Statement") and is incorporated herein by reference.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11	Outside Director Compensation Policy.	S-1/A	333-216642	10.13	3/17/2017
10.12	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.13	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.14	Advisor Agreement between the Company and James Steele, dated as of September 30, 2020	8-K	001-38056	10.1	9/3/2020
10.15	Agreement of Lease, dated May 24, 2012, by and between the Registrant and 1 Madison Office Fee LLC.	S-1	333-216642	10.11	3/13/2017

10.16	Lease dated May 15, 2014 by and between the Registrant and Credit Suisse (USA) Inc.	S-1	333-216642	10.12	3/13/2017
10.17	Surrender Agreement, dated as of the May 29, 2020 between 1 Madison Office Fee LLC, as landlord under the original lease and as sublandlord under the sublease and Yext, Inc., as tenant under the original lease and as subtenant under the sublease.	8-K	001-38056	10.1	6/4/2020
10.18	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019
10.19	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.20	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.	10-K	001-38056	10.2	3/16/2021
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2022 and 2021, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2022, 2021 and 2020 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2022, 2021 and 2020 and (v) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 18, 2022	Yext, Inc.
	By:	/s/ Steven Cakebread
Steven Cakebread
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Howard Lerman, Steven Cakebread, Michael Walrath and Darryl Bond, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Lerman	Chief Executive Officer and Director	March 18, 2022
Howard Lerman	(Principal Executive Officer)

/s/ Steven Cakebread	Chief Financial Officer	March 18, 2022
Steven Cakebread	(Principal Financial Officer)

/s/ Darryl Bond	Chief Accounting Officer	March 18, 2022
Darryl Bond	(Principal Accounting Officer)

/s/ Brian Distelburger	President and Director	March 18, 2022
Brian Distelburger

/s/ Jesse Lipson	Director	March 18, 2022
Jesse Lipson

/s/ Julie Richardson	Director	March 18, 2022
Julie Richardson

/s/ Andrew Sheehan	Director	March 18, 2022
Andrew Sheehan

/s/ Hillary Smith	Director	March 18, 2022
Hillary Smith

/s/ Michael Walrath	Director	March 18, 2022
Michael Walrath

/s/ Seth Waugh	Director	March 18, 2022
Seth Waugh

/s/ Tamar Yehoshua	Director	March 18, 2022
Tamar Yehoshua

/s/ Shane Battier	Director	March 18, 2022
Shane Battier