Form 10-Q
period 2022-04-30
Yext, Inc.
filed 2022-06-09
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 25, 2022, the registrant had 123,588,182 shares of common stock, $0.001 par value per share outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our” and “Yext” refer to Yext, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$247,769	$261,210
Accounts receivable, net of allowances of $1,187 and $2,042, respectively	58,012	101,607
Prepaid expenses and other current assets	19,035	13,538
Costs to obtain revenue contracts, current	32,015	33,998
Total current assets	356,831	410,353
Property and equipment, net	71,555	74,604
Operating lease right-of-use assets	93,554	97,124
Costs to obtain revenue contracts, non-current	23,852	27,286
Goodwill	4,401	4,572
Intangible assets, net	211	217
Other long term assets	5,030	6,179
Total assets	$555,434	$620,335
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,449	$48,432
Unearned revenue, current	196,379	223,427
Operating lease liabilities, current	18,236	18,845
Total current liabilities	269,064	290,704
Operating lease liabilities, non-current	109,959	113,776
Other long term liabilities	3,491	3,985
Total liabilities	382,514	408,465
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2022 and January 31, 2022; zero shares issued and outstanding at April 30, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2022 and January 31, 2022; 139,407,429 and 137,662,320 shares issued at April 30, 2022 and January 31, 2022, respectively; 128,063,911 and 131,156,986 shares outstanding at April 30, 2022 and January 31, 2022, respectively	139	137
Additional paid-in capital	855,284	834,429
Accumulated other comprehensive loss	(3,601)	(187)
Accumulated deficit	(636,443)	(610,604)
Treasury stock, at cost	(42,459)	(11,905)
Total stockholders’ equity	172,920	211,870
Total liabilities and stockholders’ equity	$555,434	$620,335
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2022	2021
Revenue	$98,802	$91,992
Cost of revenue	24,728	21,854
Gross profit	74,074	70,138
Operating expenses:
Sales and marketing	60,779	55,166
Research and development	17,302	13,857
General and administrative	21,495	18,347
Total operating expenses	99,576	87,370
Loss from operations	(25,502)	(17,232)
Interest income	25	6
Interest expense	(143)	(132)
Other expense, net	129	(86)
Loss from operations before income taxes	(25,491)	(17,444)
(Provision for) benefit from income taxes	(348)	(187)
Net loss	$(25,839)	$(17,631)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.14)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	131,144,055	125,372,839

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(3,414)	$355
Total comprehensive loss	$(29,253)	$(17,276)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	137	834,429	(187)	(610,604)	(11,905)	211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	$139	$855,284	$(3,601)	$(636,443)	$(42,459)	$172,920
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2022	2021
Operating activities:
Net loss	$(25,839)	$(17,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,387	3,717
Bad debt expense	(650)	181
Stock-based compensation expense	18,086	14,598
Amortization of operating lease right-of-use assets	2,370	2,278
Other, net	302	161
Changes in operating assets and liabilities:
Accounts receivable	42,680	41,914
Prepaid expenses and other current assets	(5,685)	1,221
Costs to obtain revenue contracts	4,383	(5,534)
Other long term assets	678	(156)
Accounts payable, accrued expenses and other current liabilities	4,987	1,945
Unearned revenue	(24,519)	(5,186)
Operating lease liabilities	(3,151)	(2,786)
Other long term liabilities	(168)	341
Net cash provided by operating activities	17,861	35,063
Investing activities:
Capital expenditures	(1,644)	(7,457)
Net cash used in investing activities	(1,644)	(7,457)
Financing activities:
Proceeds from exercise of stock options	311	12,168
Repurchase of common stock	(27,142)	—
Payments of deferred financing costs	(68)	(44)
Proceeds, net from employee stock purchase plan withholdings	606	1,483
Net cash (used in) provided by financing activities	(26,293)	13,607
Effect of exchange rate changes on cash and cash equivalents	(3,365)	475
Net (decrease) increase in cash and cash equivalents	(13,441)	41,688
Cash and cash equivalents at beginning of period	261,210	230,411
Cash and cash equivalents at end of period	$247,769	$272,099
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2023, for example, are to the fiscal year ending January 31, 2023.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 18, 2022 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2023, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At April 30, 2022 and January 31, 2022, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three months ended April 30, 2022 and 2021, respectively.
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. This standard is effective for the Company in fiscal year 2024. We do not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 9% and 8% of the Company's total revenue for the three months ended April 30, 2022 and 2021, respectively.
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

	Three months ended April 30,
(in thousands)	2022	2021
North America	$78,709	$73,060
International	20,093	18,932
Total revenue	$98,802	$91,992
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2022.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2021.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2022, unearned revenue, current was $196.4 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.3 million. Revenue recognized of $86.2 million during the three months ended April 30, 2022 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2022 and January 31, 2022, customer deposits of $1.5 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2022, the Company had $360.6 million of remaining performance obligations, of which $341.1 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2022, the Company had $404.9 million of remaining performance obligations.
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
As of April 30, 2022 and January 31, 2022, the Company had money market funds included in cash and cash equivalents of $113.4 million and $138.5 million, respectively. These assets were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill
As of April 30, 2022 and January 31, 2022, the Company had goodwill of $4.4 million and $4.6 million, respectively. The changes to goodwill during these periods related to foreign currency.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the three months ended April 30, 2022 and 2021. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Computer software	$19,885	$18,814
Office equipment	19,507	18,854
Furniture and fixtures	7,965	8,163
Leasehold improvements	62,042	62,784
Construction in progress	1,569	936
Software in progress	706	1,342
Total property and equipment, gross	111,674	110,893
Less: accumulated depreciation	(40,119)	(36,289)
Total property and equipment, net	$71,555	$74,604
The Company's property and equipment, net attributable to the United States was 90% as of both April 30, 2022 and January 31, 2022. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.4 million and $3.6 million for the three months ended April 30, 2022 and 2021, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Accounts payable	$11,446	$9,218
Accrued employee compensation	16,593	17,589
Accrued Knowledge Network application provider fees	2,909	2,885
Accrued professional services and associated costs	2,341	2,663
Accrued employee stock purchase plan withholdings liability	650	2,397
Other current liabilities	20,510	13,680
Total accounts payable, accrued expenses and other current liabilities	$54,449	$48,432
As of April 30, 2022 and January 31, 2022, capital expenditures of $1.1 million and $0.9 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2022, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 5,246,279 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2022, the number of shares available for future award under the 2016 Plan is 6,334,782.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2022	6,620,701	$7.28	4.32	$11,723
Granted	—	$—
Exercised	(122,519)	$2.48
Forfeited or canceled	(935,500)	$12.47
Balance, April 30, 2022	5,562,682	$6.52	3.78	$2,338
Vested and expected to vest	5,562,682	$6.52	3.78	$2,338
Exercisable at April 30, 2022	5,562,682	$6.52	3.78	$2,338
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2022. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.5 million and $6.3 million for the three months ended April 30, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	10,184,214	$14.38
Granted	2,943,582	$7.58
Vested and converted to shares	(1,174,990)	$15.33
Forfeited or canceled	(1,670,799)	$14.51
Balance as of April 30, 2022	10,282,007	$11.94
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $7.58 and $15.42 per share for the three months ended April 30, 2022 and 2021, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2022, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,311,569 shares. As of April 30, 2022, a total of 4,397,670 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2022, 457,595 shares of common stock were purchased under the ESPP at a purchase price of $5.14 per share for total proceeds of $2.4 million.
A new offering period began on March 15, 2022 and will end on September 15, 2022. As of April 30, 2022, 340,938 shares are estimated to be purchased at the end of the offering period and $0.7 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 48.87% and 59.24%, and risk-free rates of 0.86% and 0.06%, for the three months ended April 30, 2022 and 2021, respectively.
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
During the three months ended April 30, 2022 and 2021, the Company recorded stock-based compensation expense associated with the ESPP of $0.4 million and $0.6 million, respectively. As of April 30, 2022, total unrecognized compensation cost related to ESPP was $0.4 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.
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
Performance-based Restricted Stock Units
During the three months ended April 30, 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units. This grant was outside of the Company’s 2016 Equity Incentive Plan. These performance-based restricted stock units are subject to the achievement of certain stock price targets. The Company uses a Monte Carlo simulation model to determine the fair value of this award and recognizes expense using the accelerated attribution method over the requisite service period.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended April 30,
(in thousands)	2022	2021
Cost of revenue	$1,382	$1,445
Sales and marketing	6,376	5,501
Research and development	4,520	3,988
General and administrative	5,808	3,664
Total stock-based compensation expense	$18,086	$14,598
During the three months ended April 30, 2022 and 2021, the Company capitalized $0.1 million and $0.7 million, respectively of stock-based compensation related to software development.

As of April 30, 2022, there was approximately $122.9 million of total unrecognized compensation cost related to unvested stock-based awards, which are expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.71 years.

9. Equity
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	(Loss)	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	$139	$855,284	$(3,601)	$(636,443)	$(42,459)	$172,920
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	$132	$765,147	$2,777	$(534,976)	$(11,905)	$221,175

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2022 and January 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
        As of April 30, 2022 and January 31, 2022, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of April 30, 2022, the Company had 11,343,518 shares of treasury stock carried at its cost basis of $42.5 million. As of January 31, 2022, the Company had 6,505,334 shares of treasury stock carried at its cost basis of $11.9 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. As of April 30, 2022, a total of 4,838,184 shares have been purchased at an average price of $6.32 per share for a total cost of $30.6 million since the commencement of the share repurchase program. As of April 30, 2022, there was approximately $69.4 million that remained available to be purchased under this share repurchase program. Subsequent to April 30, 2022, an additional approximately $24 million has been repurchased, bringing the total amount repurchased under the program to approximately $55 million, and therefore, as of June 9, 2022, approximately $45 million remains available to be purchased under the program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.
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
        As of April 30, 2022, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2022 and 2021, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.2) million, respectively.
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
12. Leases
The Company's operating lease arrangements are principally for office space. As of April 30, 2022, the Company had $18.2 million of operating lease liabilities, current, $110.0 million of operating lease liabilities, non-current, $93.6 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 8.5 years and a weighted-average discount rate of 5.9%, as of April 30, 2022. During the three months ended April 30, 2022, the Company paid $5.1 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
The Company recognized $6.6 million of lease expense for each the three months ended April 30, 2022 and 2021, which consisted of the following:

	Three months ended April 30,
(in thousands)	2022	2021
Operating lease expense	$4,280	$4,259
Short-term lease expense	206	188
Variable lease expense	2,145	2,165
Total lease expense	$6,631	$6,612
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and includes real estate taxes and utilities, among other office space related expenses.
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
        As of April 30, 2022, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$14,248	$27,556
2024	18,788	17,161
2025	18,324	9,186
2026	19,177	1,834
2027	19,273	1,538
2028 and thereafter	75,160	394
Total	$164,970	$57,669
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,839)	$(17,631)
Denominator:
Weighted-average common shares outstanding	131,144,055	125,372,839
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.14)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2022	2021
Options to purchase common stock	5,562,682	7,802,579
Restricted stock and restricted stock units	10,282,007	8,378,889
Shares estimated to be purchased under ESPP	340,938	213,434
Performance-based restricted stock units	2,000,000	—
Total anti-dilutive common equivalent shares	18,185,627	16,394,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 18, 2022. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2023, for example, are to the fiscal year ending January 31, 2023.
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
We may continue to see some existing and potential customers, in particular customers in industries and geographies that have been highly impacted by the pandemic, may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. The ultimate extent of the impact of the pandemic will depend on future developments, which continue to be highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic and its variants, vaccination rates and efficacy and the actions taken to contain and address the impact of the pandemic, among others. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2022	2021
Revenue	$98,802	$91,992
Cost of revenue(1)	24,728	21,854
Gross profit	74,074	70,138
Operating expenses:
Sales and marketing(1)	60,779	55,166
Research and development(1)	17,302	13,857
General and administrative(1)	21,495	18,347
Total operating expenses	99,576	87,370
Loss from operations	(25,502)	(17,232)
Interest income	25	6
Interest expense	(143)	(132)
Other expense, net	129	(86)
Loss from operations before income taxes	(25,491)	(17,444)
(Provision for) benefit from income taxes	(348)	(187)
Net loss	$(25,839)	$(17,631)

(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2022	2021
Cost of revenue	$1,382	$1,445
Sales and marketing	6,376	5,501
Research and development	4,520	3,988
General and administrative	5,808	3,664
Total stock-based compensation expense	$18,086	$14,598
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	25	24
Gross profit	75.0	76.2
Operating expenses:
Sales and marketing	62	60
Research and development	17	15
General and administrative	22	20
Total operating expenses	101	95
Loss from operations	(26)	(19)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(26)	(19)
(Provision for) benefit from income taxes	—	—
Net loss	(26)%	(19)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021
Revenue and Cost of Revenue

	Three months ended April 30,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$98,802	$91,992	$6,810	7%
Cost of revenue	24,728	21,854	$2,874	13%
Gross profit	$74,074	$70,138	$3,936	6%
Gross margin	75.0%	76.2%
Total revenue was $98.8 million for the three months ended April 30, 2022, compared to $92.0 million for the three months ended April 30, 2021, an increase of $6.8 million or 7%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. For the three months ended April 30, 2022 and 2021, revenue recognized from subscriptions and associated support to our platform was 91% and revenue recognized from professional services was 9%, compared to 92% and 8%, respectively.
Cost of revenue was $24.7 million for the three months ended April 30, 2022, compared to $21.9 million for the three months ended April 30, 2021, an increase of $2.9 million or 13%. The increase was driven by a $2.0 million increase in personnel-related costs, reflecting higher headcount, and a $0.8 million increase in depreciation expense.
Gross margin was 75.0% for the three months ended April 30, 2022, compared to 76.2% for the three months ended April 30, 2021 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$60,779	$55,166	$5,613	10%
Research and development	$17,302	$13,857	$3,445	25%
General and administrative	$21,495	$18,347	$3,148	17%
Sales and marketing expense was $60.8 million for the three months ended April 30, 2022, compared to $55.2 million for the three months ended April 30, 2021, an increase of $5.6 million or 10%. The increase was primarily due to employee-related costs, including a $2.7 million increase in personnel-related costs and a $0.9 million increase stock-based compensation expense. In addition, conferences and events increased $1.9 million and employee travel increased $1.6 million due to increased in-person events compared to the prior period. These increases were partially offset by a $0.8 million decrease in advertising costs due to certain brand media campaigns in the prior period.
Research and development expense was $17.3 million for the three months ended April 30, 2022, compared to $13.9 million for the three months ended April 30, 2021, an increase of $3.4 million or 25%. The increase was primarily due to by employee-related costs, including a $2.3 million increase in personnel-related costs and a $0.5 million increase in stock-based compensation expense.
General and administrative expense was $21.5 million for the three months ended April 30, 2022, compared to $18.3 million for the three months ended April 30, 2021, an increase of $3.1 million or 17%. The increase was primarily due to employee-related costs, including a $2.1 million increase in stock-based compensation expense, as well as a $1.5 million increase in personnel-related costs which reflected higher headcount. This was partially offset by a $0.8 million decrease in bad debt expense, which reflects a lower allowance for doubtful accounts in comparison to the prior period, which had been more strongly impacted by COVID-19.
Net Loss
Net loss was $25.8 million and $17.6 million for the three months ended April 30, 2022 and 2021, respectively.
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
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Three months ended April 30,
(in thousands)	2022	2021
Net loss	$(25,839)	$(17,631)
Plus: Stock-based compensation expense	18,086	14,598
Non-GAAP net loss	$(7,753)	$(3,033)
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash and cash equivalents of $247.8 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
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
        As of April 30, 2022, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.7 million available and $14.3 million in letters of credit allocated as security in connection with office space.

Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. As of April 30, 2022, a total of 4,838,184 shares have been purchased at an average price of $6.32 per share for a total cost of $30.6 million since the commencement of the share repurchase program. As of April 30, 2022, there was approximately $69.4 million that remained available to be purchased under this share repurchase program. Subsequent to April 30, 2022, an additional approximately $24 million has been repurchased, bringing the total amount repurchased under the program to approximately $55 million, and therefore, as of June 9, 2022, approximately $45 million remains available to be purchased under the program.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$17,861	$35,063
Net cash used in investing activities	$(1,644)	$(7,457)
Net cash (used in) provided by financing activities	$(26,293)	$13,607
Operating Activities
Net cash provided by operating activities of $17.9 million for the three months ended April 30, 2022 was primarily due to positive adjustments in reconciling our net loss of $25.8 million to net cash provided by operating activities, including changes in accounts receivable of $42.7 million, mainly due to timing of billing and cash collections during the period, as well as changes in accounts payable, accrued expenses and other current liabilities of $5.0 million and changes in costs to obtain revenue contracts of $4.4 million. In addition, there were positive non-cash adjustments related to stock-based compensation expense of $18.1 million, depreciation and amortization expense of $4.4 million, and amortization of operating lease right-of-use assets of $2.4 million. These increases were partially offset by changes in unearned revenue of $24.5 million, prepaid expenses and other current assets of $5.7 million, and operating lease liabilities of $3.2 million.
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
Investing Activities
Net cash used in investing activities of $1.6 million for the three months ended April 30, 2022 reflected capital expenditures.
Net cash used in investing activities of $7.5 million for the three months ended April 30, 2021 reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY, among others.
Financing Activities
Net cash used in financing activities of $26.3 million for the three months ended April 30, 2022 was primarily related to $27.1 million in cash outflows associated with repurchases of common stock as part of our share repurchase program. This was partially offset by net proceeds from employee stock purchase plan withholdings of $0.6 million and proceeds from exercise of stock options of $0.3 million.
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
        As of April 30, 2022, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$14,248	$27,556
2024	18,788	17,161
2025	18,324	9,186
2026	19,177	1,834
2027	19,273	1,538
2028 and thereafter	75,160	394
Total	$164,970	$57,669
See Note 13 "Commitments and Contingencies", to our condensed consolidated financial statements for further discussion on contractual obligations.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2022 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19.
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
Interest Rate Risk
As of April 30, 2022, we had cash and cash equivalents of $247.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
•Our revenue growth rate has slowed in recent periods.
•We have a history of losses and may not achieve profitability in the future.
•Adverse economic conditions or reduced technology spending may adversely impact our business.
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
•We have experienced significant changes to our organization and structure and may not be able to effectively manage such changes.
•Failure to adequately manage our sales force will impede our growth.
•We have expanded and intend to continue to expand our international operations, which exposes us to significant risks.
•Our growth depends in part on the success of our strategic relationships with existing and prospective Knowledge Network application providers.
•Changes in our pricing models could adversely affect our operating results.
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
Risks Related to Our Business and Industry
Our revenue growth rate has slowed in recent periods.
We experienced revenue growth rates of 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020, 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, and 7% from the quarter ended April 30, 2021 to the quarter ended April 30, 2022. We expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $25.8 million for the quarter ended April 30, 2022 and $93.3 million, $94.7 million, and $121.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of April 30, 2022, we had an accumulated deficit of $636.4 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we are reducing operating expenses in the near term, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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
The COVID-19 pandemic has significantly disrupted business operations for us and our customers as well as suppliers, and other parties with whom we do business. Such disruptions may continue for an indefinite period of time. We have adopted several measures in response to the COVID-19 pandemic and continue to monitor regional developments to inform our operational decisions. Our offices have been open on a voluntary basis in accordance with guidance provided by government agencies, although currently the majority of our employees are still working remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. We continue to monitor regional developments relating to the COVID-19 pandemic to inform operational decisions, but these efforts may not be successful and may require additional costs. The uncertain duration of these measures have had and may continue to have negative effects on our sales efforts and revenue growth rates. In addition, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
The COVID-19 pandemic has had and we believe will continue to have a negative impact on our sales activities including our ability to attract, retain and sell additional products and features to our customers and on our customers’ perception of the need for our products. In response to the COVID-19 pandemic some existing and potential customers, in particular customers in industries that have been highly impacted by the pandemic, and geographies with restrictions on business, have and we expect other customers may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as extended billing and payment terms, shorten the duration of contracts or elect not to renew their subscriptions. If additional customers or potential customers take similar actions, our operating results and financial condition may be materially adversely impacted. Because our platform is offered as a subscription-based service and we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods.
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
As a result of changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of the COVID-19 pandemic on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced significant changes to our organization and structure and may not be able to effectively manage those changes.
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,400 as of January 31, 2022 and have hired several members of our senior management team in recent years. We may reduce our headcount in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in the past quarter. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. While we believe these will be of long term value to our stockholders, the resulting changes and related disruption has and will continue to have near-term effects on our business, growth and profitability.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we change our business, we may find it difficult to maintain our corporate culture. Any failure to manage organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, as a result of the COVID-19 pandemic, our corporate culture may be difficult to maintain as the majority of our employees are working remotely.
In addition, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. If we continue to grow, additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. However, to the extent we cannot scale our information technology infrastructure, we will continue to rely on manual processes that are costly, inefficient and subject to error.
Finally, our organizational structure has become more complex. We have added personnel and may need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. Changes to our systems and infrastructure may require us to commit additional financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. If we fail to successfully manage our growth, we likely will be unable to successfully execute our business strategy, which could have a negative impact on our business, operating results and financial condition.
Failure to adequately manage our sales force will impede our growth.
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. We have historically had difficulty recruiting and retaining a sufficient number of sales personnel, and this difficulty has heightened during the COVID-19 pandemic. If we are unable to adequately expand and scale our sales force, we will not be able to reach our market potential and execute our business plan. In addition, we may change the size of our sales force to reflect strategic realignment in how we go to market, which may result in a net decrease in sales personnel in the near term before growing headcount again.

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
As of January 31, 2021, we had identified a material weakness in our internal control over financial reporting associated with processes to calculate, record and account for sales commissions. In fiscal year 2022, we remediated the previously identified deficiencies in internal control over financial reporting and concluded that as of January 31, 2022 we had maintained effective internal control over financial reporting.
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
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example in March 2022, we changed our Chief Executive Officer, Chief Financial Officer and broader leadership team and the change of key executives may disrupt strategic initiatives of these functions for a period of time. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
Our credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends or repurchase Yext stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. In addition, if we do not comply with certain covenants, then other covenants may become applicable that we may not meet. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
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
Technology stocks have historically experienced high levels of volatility, and have heavily declined recently. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
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
•effects of inflation and increased interest rates;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•natural disasters, pandemics including the COVID-19 pandemic, acts of terrorism and other events beyond our control; and
•general economic and market conditions and overall market slowdowns.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of April 30, 2022, we had repurchased 4,838,184 shares using $30.6 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the three months ended April 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
March 1, 2022 - March 31, 2022	665,366	$7.06	665,366	$95.3
April 1, 2022 - April 30, 2022	4,172,818	$6.20	4,172,818	$69.4
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Employment Agreement between the Company and Michael Walrath	8-K	001-38056	10.1	3/8/2022
10.2	Form of Stand-Alone Inducement Restricted Stock Unit Agreement	8-K	001-38056	10.2	3/8/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2022 and January 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity as of April 30, 2022 and January 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

Date: June 9, 2022	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)