Form 10-Q
period 2022-07-31
Yext, Inc.
filed 2022-09-08
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 24, 2022, the registrant had 123,435,932 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$187,906	$261,210
Accounts receivable, net of allowances of $2,065 and $2,042, respectively	53,422	101,607
Prepaid expenses and other current assets	18,107	13,538
Costs to obtain revenue contracts, current	30,865	33,998
Total current assets	290,300	410,353
Property and equipment, net	69,190	74,604
Operating lease right-of-use assets	90,867	97,124
Costs to obtain revenue contracts, non-current	21,382	27,286
Goodwill	4,310	4,572
Intangible assets, net	205	217
Other long term assets	4,070	6,179
Total assets	$480,324	$620,335
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$47,335	$48,432
Unearned revenue, current	165,889	223,427
Operating lease liabilities, current	18,100	18,845
Total current liabilities	231,324	290,704
Operating lease liabilities, non-current	106,703	113,776
Other long term liabilities	3,351	3,985
Total liabilities	341,378	408,465
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2022 and January 31, 2022; zero shares issued and outstanding at July 31, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2022 and January 31, 2022; 140,562,586 and 137,662,320 shares issued at July 31, 2022 and January 31, 2022, respectively; 123,833,157 and 131,156,986 shares outstanding at July 31, 2022 and January 31, 2022, respectively	140	137
Additional paid-in capital	871,700	834,429
Accumulated other comprehensive loss	(5,608)	(187)
Accumulated deficit	(656,434)	(610,604)
Treasury stock, at cost	(70,852)	(11,905)
Total stockholders’ equity	138,946	211,870
Total liabilities and stockholders’ equity	$480,324	$620,335
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Revenue	$100,869	$98,124	$199,671	$190,116
Cost of revenue	27,082	26,615	51,810	48,469
Gross profit	73,787	71,509	147,861	141,647
Operating expenses:
Sales and marketing	54,105	58,578	114,884	113,744
Research and development	18,819	18,500	36,121	32,357
General and administrative	20,384	20,843	41,879	39,190
Total operating expenses	93,308	97,921	192,884	185,291
Loss from operations	(19,521)	(26,412)	(45,023)	(43,644)
Interest income	185	4	210	10
Interest expense	(129)	(158)	(272)	(290)
Other expense, net	138	(741)	267	(827)
Loss from operations before income taxes	(19,327)	(27,307)	(44,818)	(44,751)
(Provision for) benefit from income taxes	(664)	(285)	(1,012)	(472)
Net loss	$(19,991)	$(27,592)	$(45,830)	$(45,223)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.22)	$(0.36)	$(0.36)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,234,226	126,906,937	127,631,877	126,152,602

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(2,007)	$(8)	$(5,421)	$347
Total comprehensive loss	$(21,998)	$(27,600)	$(51,251)	$(44,876)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	137	834,429	(187)	(610,604)	(11,905)	211,870
Exercise of stock options	197	—	493	—	—	—	493
Vested restricted stock units converted to common shares	2,246	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	34,427	—	—	—	34,427
Repurchase of common stock	(10,224)	—	—	—	—	(58,947)	(58,947)
Other comprehensive loss	—	—	—	(5,421)	—	—	(5,421)
Net loss	—	—	—	—	(45,830)	—	(45,830)
Balance, July 31, 2022	123,833	$140	$871,700	$(5,608)	$(656,434)	$(70,852)	$138,946
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2022	2021
Operating activities:
Net loss	$(45,830)	$(45,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	8,702	7,933
Bad debt expense	491	909
Stock-based compensation expense	34,168	35,000
Amortization of operating lease right-of-use assets	4,547	4,619
Other, net	975	371
Changes in operating assets and liabilities:
Accounts receivable	45,808	37,618
Prepaid expenses and other current assets	(4,716)	1,681
Costs to obtain revenue contracts	7,583	(8,442)
Other long term assets	956	15
Accounts payable, accrued expenses and other current liabilities	242	(711)
Unearned revenue	(54,154)	(26,337)
Operating lease liabilities	(5,991)	(5,634)
Other long term liabilities	(86)	650
Net cash (used in) provided by operating activities	(7,305)	2,449
Investing activities:
Capital expenditures	(3,875)	(10,555)
Net cash used in investing activities	(3,875)	(10,555)
Financing activities:
Proceeds from exercise of stock options	525	14,439
Repurchase of common stock	(58,722)	—
Payments of deferred financing costs	(283)	(263)
Proceeds, net from employee stock purchase plan withholdings	1,912	3,409
Net cash (used in) provided by financing activities	(56,568)	17,585
Effect of exchange rate changes on cash and cash equivalents	(5,556)	600
Net (decrease) increase in cash and cash equivalents	(73,304)	10,079
Cash and cash equivalents at beginning of period	261,210	230,411
Cash and cash equivalents at end of period	$187,906	$240,490
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2023, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At July 31, 2022 and January 31, 2022, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and six months ended July 31, 2022 and 2021, respectively.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 9% and 8% of the Company's total revenue for the six months ended July 31, 2022 and 2021, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
North America	$81,082	$77,639	$159,791	$150,699
International	19,787	20,485	39,880	39,417
Total revenue	$100,869	$98,124	$199,671	$190,116
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2022.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 19% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2021.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2022, unearned revenue, current was $165.9 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.1 million. Revenue recognized of $149.1 million during the six months ended July 31, 2022 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2022 and January 31, 2022, customer deposits of $1.2 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2022, the Company had $326.6 million of remaining performance obligations, of which $310.3 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2022, the Company had $404.9 million of remaining performance obligations.
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
As of July 31, 2022 and January 31, 2022, the Company had money market funds included in cash and cash equivalents of $113.3 million and $138.5 million, respectively. These assets were valued using quoted market prices and were classified as Level 1 accordingly.
5. Goodwill
As of July 31, 2022 and January 31, 2022, the Company had goodwill of $4.3 million and $4.6 million, respectively. The changes to goodwill during these periods related to foreign currency.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the six months ended July 31, 2022 and 2021. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Computer software	$20,025	$18,814
Office equipment	20,222	18,854
Furniture and fixtures	7,929	8,163
Leasehold improvements	61,835	62,784
Construction in progress	2,536	936
Software in progress	971	1,342
Total property and equipment, gross	113,518	110,893
Less: accumulated depreciation	(44,328)	(36,289)
Total property and equipment, net	$69,190	$74,604
As of July 31, 2022 and January 31, 2022, the Company's property and equipment, net attributable to the United States was 88% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.3 million and $8.7 million for the three and six months ended July 31, 2022, respectively and $4.0 million and $7.6 million for the three and six months ended July 31, 2021, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Accounts payable	$7,466	$9,218
Accrued employee compensation	16,367	17,589
Accrued Knowledge Network application provider fees	3,078	2,885
Accrued professional services and associated costs	2,353	2,663
Accrued employee stock purchase plan withholdings liability	1,956	2,397
Other current liabilities	16,115	13,680
Total accounts payable, accrued expenses and other current liabilities	$47,335	$48,432
The Company had capital expenditures of $0.9 million as of both July 31, 2022 and January 31, 2022, which were included in accounts payable, accrued expenses and other current liabilities.
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

2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2022, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 5,246,279 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2022, the number of shares available for future award under the 2016 Plan is 4,035,756.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2022	6,620,701	$7.28	4.32	$11,723
Granted	—	$—
Exercised	(197,241)	$2.54
Forfeited or canceled	(1,676,615)	$10.25
Balance, July 31, 2022	4,746,845	$6.43	3.60	$1,059
Vested and expected to vest	4,746,845	$6.43	3.60	$1,059
Exercisable at July 31, 2022	4,746,845	$6.43	3.60	$1,059
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2022. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.7 million and $9.7 million for the six months ended July 31, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	10,184,214	$14.38
Granted	6,601,355	$6.43
Vested and converted to shares	(2,266,302)	$14.80
Forfeited or canceled	(2,288,431)	$13.88
Balance as of July 31, 2022	12,230,836	$9.75
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $6.43 and $13.51 per share for the six months ended July 31, 2022 and 2021, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2022, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,311,569 shares. As of July 31, 2022, a total of 4,397,670 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2022, 457,595 shares of common stock were purchased under the ESPP at a purchase price of $5.14 per share for total proceeds of $2.4 million.

A new offering period began on March 15, 2022 and will end on September 15, 2022. As of July 31, 2022, 341,970 shares are estimated to be purchased at the end of the offering period and $2.0 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 48.87% and 59.24%, and risk-free rates of 0.86% and 0.06%, for the six months ended July 31, 2022 and 2021, respectively.
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
During the three and six months ended July 31, 2022, the Company recorded stock-based compensation expense associated with the ESPP of $0.3 million and $0.7 million, respectively and $0.5 million and $1.1 million for the three and six months ended July 31, 2021, respectively. As of July 31, 2022, total unrecognized compensation cost related to ESPP was $0.1 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.
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
Performance-based Restricted Stock Units
In March 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units. This grant was outside of the Company’s 2016 Equity Incentive Plan. These performance-based restricted stock units are subject to the achievement of certain stock price targets. The Company uses a Monte Carlo simulation model to determine the fair value of this award and recognizes expense using the accelerated attribution method over the requisite service period.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense, net of estimated forfeitures, over the vesting period of the applicable award generally using the straight-line method.
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,341	$2,312	$2,723	$3,757
Sales and marketing	6,149	7,377	12,525	12,878
Research and development	4,202	5,828	8,722	9,816
General and administrative	4,390	4,885	10,198	8,549
Total stock-based compensation expense	$16,082	$20,402	$34,168	$35,000
During the three and six months ended July 31, 2022, the Company capitalized $0.2 million and $0.3 million, respectively of stock-based compensation related to software development, and $0.3 million and $1.0 million for the three and six months ended July 31, 2021, respectively.

As of July 31, 2022, there was approximately $119.0 million of total unrecognized compensation cost related to unvested stock-based awards, which are expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.74 years.

9. Equity
The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	(Loss)	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	$139	$855,284	$(3,601)	$(636,443)	$(42,459)	$172,920
Exercise of stock options	74	—	191	—	—	—	191
Vested restricted stock units converted to common shares	1,081	1	(1)	—	—	—	—
Stock-based compensation	—	—	16,226	—	—	—	16,226
Repurchase of common stock	(5,386)	—	—	—	—	(28,393)	(28,393)
Other comprehensive loss	—	—	—	(2,007)	—	—	(2,007)
Net loss	—	—	—	—	(19,991)	—	(19,991)
Balance, July 31, 2022	123,833	$140	$871,700	$(5,608)	$(656,434)	$(70,852)	$138,946
The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	132	765,147	2,777	(534,976)	(11,905)	221,175
Exercise of stock options	402	1	2,273	—	—	—	$2,274
Vested restricted stock units converted to common shares	1,172	1	(1)	—	—	—	$—
Issuance of restricted stock	11	—	—	—	—	—	$—
Stock-based compensation	—	—	20,730	—	—	—	$20,730
Other comprehensive loss	—	—	—	(8)	—	—	$(8)
Net loss	—	—	—	—	(27,592)	—	$(27,592)
Balance, July 31, 2021	127,800	$134	$788,149	$2,769	$(562,568)	$(11,905)	$216,579

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2022 and January 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
        As of July 31, 2022 and January 31, 2022, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
 As of July 31, 2022, the Company had 16,729,429 shares of treasury stock carried at its cost basis of $70.9 million. As of January 31, 2022, the Company had 6,505,334 shares of treasury stock carried at its cost basis of $11.9 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. As of July 31, 2022, a total of 10,224,095 shares have been purchased at an average price of $5.77 per share for a total cost of $58.9 million since the commencement of the share repurchase program. As of July 31, 2022, there was approximately $41.1 million that remained available to be purchased under this share repurchase program.
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
        As of July 31, 2022, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2022, the Company recorded a (provision for) benefit from income taxes of $(0.7) million and $(1.0) million, respectively. During the three and six months ended July 31, 2021, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.5) million, respectively.
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
12. Leases
The Company's operating lease arrangements are principally for office space. As of July 31, 2022, the Company had $18.1 million of operating lease liabilities, current, $106.7 million of operating lease liabilities, non-current, $90.9 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 8.3 years and a weighted-average discount rate of 5.9%, as of July 31, 2022. During the six months ended July 31, 2022, the Company paid $9.8 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the six months ended July 31, 2022 and 2021 the Company recognized $13.6 million and $13.3 million, of lease expense, respectively, which consisted of the following:

	Six months ended July 31,
(in thousands)	2022	2021
Operating lease expense	$8,315	$8,502
Short-term lease expense	424	379
Variable lease expense	4,873	4,408
Total lease expense	$13,612	$13,289
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
        As of July 31, 2022, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$9,485	$22,234
2024	18,694	17,308
2025	18,229	9,473
2026	19,092	1,834
2027	19,187	1,537
2028 and thereafter	74,962	390
Total	$159,649	$52,776
Legal Proceedings
Menzione v. Yext, Inc., et al., No. 1:22-cv-05127 (S.D.N.Y.)
On June 17, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a purported purchaser of Company securities. The complaint names the Company, its former Chief Executive Officer (Howard Lerman), and its former Chief Financial Officer (Steven Cakebread) as defendants. The complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the effects of the COVID-19 pandemic on the Company. The purported class includes all persons and entities that purchased or acquired our securities between March 4, 2021 and March 8, 2022. The complaint seeks monetary damages for alleged securities law violations. Motions for appointment as lead plaintiff and lead counsel were filed on August 16, 2022. On September 6, 2022, the court appointed the Operating Engineers Construction Industry and Miscellaneous Pension Fund to be lead plaintiff for the purported class, and Robbins Gellar Rudman & Dowd LLP to be lead counsel for the purported class. Yext believes it has meritorious defenses to the claims and intends to defend itself vigorously.
In addition to the litigation described above, the Company is and may be involved in various legal proceedings arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, currently, in the opinion of the Company, the likelihood of any material adverse impact on the Company's results of operations, cash flows or the Company's financial position for any such litigation or claims is deemed to be remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.
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

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(19,991)	$(27,592)	$(45,830)	$(45,223)
Denominator:
Weighted-average common shares outstanding	124,234,226	126,906,937	127,631,877	126,152,602
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.22)	$(0.36)	$(0.36)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2022	2021
Options to purchase common stock	4,746,845	7,393,066
Restricted stock and restricted stock units	12,230,836	11,241,985
Shares estimated to be purchased under ESPP	341,970	207,120
Performance-based restricted stock units	2,000,000	—
Total anti-dilutive common equivalent shares	19,319,651	18,842,171

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Revenue	$100,869	$98,124	$199,671	$190,116
Cost of revenue(1)	27,082	26,615	51,810	48,469
Gross profit	73,787	71,509	147,861	141,647
Operating expenses:
Sales and marketing(1)	54,105	58,578	114,884	113,744
Research and development(1)	18,819	18,500	36,121	32,357
General and administrative(1)	20,384	20,843	41,879	39,190
Total operating expenses	93,308	97,921	192,884	185,291
Loss from operations	(19,521)	(26,412)	(45,023)	(43,644)
Interest income	185	4	210	10
Interest expense	(129)	(158)	(272)	(290)
Other expense, net	138	(741)	267	(827)
Loss from operations before income taxes	(19,327)	(27,307)	(44,818)	(44,751)
(Provision for) benefit from income taxes	(664)	(285)	(1,012)	(472)
Net loss	$(19,991)	$(27,592)	$(45,830)	$(45,223)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,341	$2,312	$2,723	$3,757
Sales and marketing	6,149	7,377	12,525	12,878
Research and development	4,202	5,828	8,722	9,816
General and administrative	4,390	4,885	10,198	8,549
Total stock-based compensation expense	$16,082	$20,402	$34,168	$35,000
Decreases in stock-based compensation expense are largely due to decreases in the fair value of awards granted.
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	27	27	26	25
Gross profit	73.2	72.9	74.1	74.5
Operating expenses:
Sales and marketing	54	60	58	60
Research and development	18	19	18	17
General and administrative	20	21	21	21
Total operating expenses	92	100	97	98
Loss from operations	(19)	(27)	(23)	(23)
Interest income	—	—	—	—
Interest expense	—	—	1	—
Other expense, net	—	(1)	—	(1)
Loss from operations before income taxes	(19)	(28)	(22)	(24)
(Provision for) benefit from income taxes	(1)	—	(1)	—
Net loss	(20)%	(28)%	(23)%	(24)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021
Revenue and Cost of Revenue

	Three months ended July 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$100,869	$98,124	$2,745	3%
Cost of revenue	27,082	26,615	$467	2%
Gross profit	$73,787	$71,509	$2,278	3%
Gross margin	73.2%	72.9%
Total revenue was $100.9 million for the three months ended July 31, 2022, compared to $98.1 million for the three months ended July 31, 2021, an increase of $2.7 million or 3%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue for the three months ended July 31, 2022 included a negative impact from foreign currency exchange rates of approximately $2.8 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
For the three months ended July 31, 2022 and 2021, revenue recognized from subscriptions and associated support to our platform was 91% and revenue recognized from professional services was 9%, compared to 92% and 8%, respectively.
Cost of revenue was $27.1 million for the three months ended July 31, 2022, relatively consistent compared to $26.6 million for the three months ended July 31, 2021. The increase of $0.5 million or 2% was primarily driven by a $0.9 million increase in personnel-related costs, reflecting higher headcount. This was generally offset by a $1.0 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
Gross margin was 73.2% for the three months ended July 31, 2022, compared to 72.9% for the three months ended July 31, 2021 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$54,105	$58,578	$(4,473)	(8)%
Research and development	$18,819	$18,500	$319	2%
General and administrative	$20,384	$20,843	$(459)	(2)%
Sales and marketing expense was $54.1 million for the three months ended July 31, 2022, compared to $58.6 million for the three months ended July 31, 2021, a decrease of $4.5 million or 8%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $2.1 million, reflecting lower headcount, and stock-based compensation expense which decreased $1.2 million, largely due to decreases in the fair value of awards granted. In addition, advertising costs decreased $2.0 million due to certain brand media campaigns in the prior period. These decreases were partially offset by a $1.5 million increase in conferences and events and a $0.7 million increase in employee travel.
Research and development expense was $18.8 million for the three months ended July 31, 2022, relatively consistent compared to $18.5 million for the three months ended July 31, 2021, as increases of $1.2 million in personnel-related costs were generally offset by a $1.6 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
General and administrative expense was $20.4 million for the three months ended July 31, 2022, relatively consistent compared to $20.8 million for the three months ended July 31, 2021. The decrease of $0.5 million or 2%, reflected a $1.1 million decrease in professional related costs and a $0.5 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted. These decreases were partially offset by a $0.4 million increase in personnel-related costs, reflecting higher headcount, as well as a $0.4 million increase in bad debt expense.

Six Months Ended July 31, 2022 Compared to Six Months Ended July 31, 2021
Revenue and Cost of Revenue

	Six months ended July 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$199,671	$190,116	$9,555	5%
Cost of revenue	51,810	48,469	$3,341	7%
Gross profit	$147,861	$141,647	$6,214	4%
Gross margin	74.1%	74.5%
Total revenue was $199.7 million for the six months ended July 31, 2022, compared to $190.1 million for the six months ended July 31, 2021, an increase of $9.6 million or 5%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue for the six months ended July 31, 2022 included a negative impact from foreign currency exchange rates of approximately $4.2 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
For the six months ended July 31, 2022 and 2021, revenue recognized from subscriptions and associated support to our platform was 91% and revenue recognized from professional services was 9%, compared to 92% and 8%, respectively.
Cost of revenue was $51.8 million for the six months ended July 31, 2022, compared to $48.5 million for the six months ended July 31, 2021, an increase of $3.3 million or 7%. The increase was primarily driven by a $2.9 million increase in personnel-related costs, reflecting higher headcount, as well as a $1.0 million increase in depreciation expense and a $1.0 million increase in costs associated with our data centers. These increases were partially offset by a $1.0 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted, as well as a $0.8 million decrease in Knowledge Network application provider fees due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.1% for the six months ended July 31, 2022, compared to 74.5% for the six months ended July 31, 2021 as reflected in the discussion above.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$114,884	$113,744	$1,140	1%
Research and development	$36,121	$32,357	$3,764	12%
General and administrative	$41,879	$39,190	$2,689	7%
Sales and marketing expense was $114.9 million for the six months ended July 31, 2022, compared to $113.7 million for the six months ended July 31, 2021, an increase of $1.1 million or 1%. The increase was primarily driven by a $3.4 million increase in conferences and events and a $2.3 million increase in employee travel. These increases were partially offset by a $2.9 million decrease in advertising costs associated with certain brand media campaigns in the prior period, as well as a $1.3 million decrease in costs to obtain revenue contracts and a $0.7 million decrease in salaries and wages, reflecting lower headcount.
Research and development expense was $36.1 million for the six months ended July 31, 2022, compared to $32.4 million for the six months ended July 31, 2021, an increase of $3.8 million or 12%. The increase was primarily driven by a $3.6 million increase in personnel-related costs.
General and administrative expense was $41.9 million for the six months ended July 31, 2022, compared to $39.2 million for the six months ended July 31, 2021, an increase of $2.7 million or 7%. The increase was primarily due to employee-related costs, including a $1.9 million increase in personnel-related costs, reflecting higher headcount, as well as a $1.6 million increase in stock-based compensation expense primarily due to performance based restricted stock units granted in the current period. These increases were partially offset by a $1.3 million decrease in professional related costs.
Net Loss
Net loss was $20.0 million and $45.8 million for the three and six months ended July 31, 2022, respectively and $27.6 million and $45.2 million for the three and six months ended July 31, 2021, respectively.
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
The following table provides a reconciliation of GAAP net loss to non-GAAP net loss:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(19,991)	$(27,592)	$(45,830)	$(45,223)
Plus: Stock-based compensation expense	16,082	20,402	34,168	35,000
Non-GAAP net loss	$(3,909)	$(7,190)	$(11,662)	$(10,223)
Constant Currency
We provide revenue, including year-over-year growth rates, adjusted to remove the impact of foreign currency rate fluctuations, which we refer to as constant currency. We believe providing revenue on a constant currency basis helps our investors to better understand our underlying performance, given the current macroeconomic environment. We calculate constant currency by using the current period results for entities reporting in currencies other than USD, which are then converted into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our revenue on a constant currency basis should be considered in addition to, not as a substitute for, nor superior to or in isolation from, measures prepared in accordance with GAAP. We provide a reconciliation of revenue on a constant currency basis to the most closely related GAAP financial measure. We encourage investors and others to review our financial information in its entirety and to view revenue on a constant currency basis in conjunction with revenue on a GAAP basis.
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended July 31,
(in thousands)	2022	2021	Growth Rates
Revenue (GAAP)	$100,869	$98,124	3%
Effects of foreign currency rate fluctuations	2,782
Revenue on a constant currency basis (Non-GAAP)	$103,651		6%

	Six months ended July 31,
(in thousands)	2022	2021	Growth Rates
Revenue (GAAP)	$199,671	$190,116	5%
Effects of foreign currency rate fluctuations	4,168
Revenue on a constant currency basis (Non-GAAP)	$203,839		7%

Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash and cash equivalents of $187.9 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
Our future capital requirements will depend on many factors, including those set forth under "Risk Factors". We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. In addition, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
        As of July 31, 2022, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. As of July 31, 2022, a total of 10,224,095 shares have been purchased at an average price of $5.77 per share for a total cost of $58.9 million since the commencement of the share repurchase program. As of July 31, 2022, there was approximately $41.1 million that remained available to be purchased under this share repurchase program.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(7,305)	$2,449
Net cash used in investing activities	$(3,875)	$(10,555)
Net cash (used in) provided by financing activities	$(56,568)	$17,585
Operating Activities
Net cash used in operating activities of $7.3 million for the six months ended July 31, 2022 was primarily due to the net loss of $45.8 million, as well as changes in unearned revenue of $54.2 million, changes in operating lease liabilities of $6.0 million and prepaid expenses and other current assets of $4.7 million. This was partially offset by positive adjustments in reconciling our net loss to net cash used in operating activities related to changes in accounts receivable of $45.8 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $7.6 million. In addition, there were positive non-cash adjustments related to stock-based compensation expense of $34.2 million, depreciation and amortization expense of $8.7 million, and amortization of operating lease right-of-use assets of $4.5 million.
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
Investing Activities
Net cash used in investing activities of $3.9 million for the six months ended July 31, 2022 reflected capital expenditures.
Net cash used in investing activities of $10.6 million for the six months ended July 31, 2021, reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY.
Financing Activities
Net cash used in financing activities of $56.6 million for the six months ended July 31, 2022 was primarily related to $58.7 million in cash outflows associated with repurchases of common stock as part of our share repurchase program. This was partially offset by net proceeds from employee stock purchase plan withholdings of $1.9 million and proceeds from exercise of stock options of $0.5 million.
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
        As of July 31, 2022, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$9,485	$22,234
2024	18,694	17,308
2025	18,229	9,473
2026	19,092	1,834
2027	19,187	1,537
2028 and thereafter	74,962	390
Total	$159,649	$52,776
See Note 13, "Commitments and Contingencies", to our condensed consolidated financial statements for further discussion on contractual obligations.
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

Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to the condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2022 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19, as well as recent foreign currency impacts due to the macroeconomic environment.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy which includes labor costs. Nonetheless, if our costs, in particular personnel-related costs, continue to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Interest Rate Risk
As of July 31, 2022, we had cash and cash equivalents of $187.9 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Menzione v. Yext, Inc., et al., No. 1:22-cv-05127 (S.D.N.Y.)
On June 17, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a purported purchaser of Company securities. The complaint names the Company, its former Chief Executive Officer (Howard Lerman), and its former Chief Financial Officer (Steven Cakebread) as defendants. The complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the effects of the COVID-19 pandemic on the Company. The purported class includes all persons and entities that purchased or acquired our securities between March 4, 2021 and March 8, 2022. The complaint seeks monetary damages for alleged securities law violations. Motions for appointment as lead plaintiff and lead counsel were filed on August 16, 2022. On September 6, 2022, the court appointed the Operating Engineers Construction Industry and Miscellaneous Pension Fund to be lead plaintiff for the purported class, and Robbins Gellar Rudman & Dowd LLP to be lead counsel for the purported class. Yext believes it has meritorious defenses to the claims and intends to defend itself vigorously.
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
•Adverse economic conditions including inflation or reduced technology spending may adversely impact our business.
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
We experienced revenue growth rates of 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020, 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, and 5% from the six months ended July 31, 2021 to the six months ended July 31, 2022. We expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $20.0 million for the quarter ended July 31, 2022 and $93.3 million, $94.7 million, and $121.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of July 31, 2022, we had an accumulated deficit of $656.4 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we are reducing operating expenses in the near term, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, including inflation, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth. For example, the COVID-19 pandemic and resulting governmental restrictions and regulations have created additional uncertainty in the global economy and a sharp increase in unemployment. The prolonged uncertainty and weak economic conditions relating to the COVID-19 pandemic have led certain of our customers and potential customers to decrease the rate of their information technology spending, has adversely affected their ability or willingness to purchase our platform and has caused them to delay purchasing decisions or reduce the value or duration of their subscriptions, all of which has adversely affected our operating results. Further, Russia’s invasion of Ukraine may lead to disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,400 as of January 31, 2022 and have hired several members of our senior management team in recent years. We may reduce our headcount in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky, resigned, and the Company commenced a search for a permanent replacement. While we believe these will be of long term value to our stockholders, the resulting changes and related disruption has and will continue to have near-term effects on our business, growth and profitability.
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
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations, or have a negative impact on our revenue and expose us to foreign currency exchange rate risk;

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
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or

GDPR, which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially implements the GDPR and provide for similar penalties. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom. We participate in and have certified under the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, but concluded that the Standard Contractual Clauses issued by the European Commission for the transfer of personal data, or SCCs, are valid, subject to companies being required to engage in additional measures when relying on the SCCs. The Swiss-U.S. Privacy Shield subsequently was invalidated in September 2020 by the Swiss Federal Data Protection and Information Commissioner. On June 4, 2021, the European Commission published new SCCs that are required to be implemented. In addition, the United Kingdom Parliament approved new standard contractual clauses to support personal data transfers out of the United Kingdom, which became effective March 21, 2022. As a result of the foregoing, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. The invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks and related developments and uncertainty regarding other data transfer mechanisms could require us to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, or EEA, Switzerland, and the United Kingdom, which may increase compliance and related costs and risks, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, operating results and financial condition. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk posed by the Court of Justice of the European Union ruling or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Union, Switzerland and the United Kingdom to the United States.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of July 31, 2022, we had repurchased 10,224,095 shares using $58.9 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the six months ended July 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
March 1, 2022 - March 31, 2022	665,366	$7.06	665,366	$95.3
April 1, 2022 - April 30, 2022	4,172,818	$6.20	4,172,818	$69.4
May 1, 2022 - May 31, 2022	4,558,694	$5.33	4,558,694	$45.2
June 1, 2022 - June 30, 2022	391,858	$5.30	391,858	$43.1
July 1, 2022 - July 31, 2022	435,359	$4.65	435,359	$41.1
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2022 and January 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended July 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity as of July 31, 2022 and January 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the six months ended July 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

Date: September 8, 2022	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)