Form 10-Q
period 2022-10-31
Yext, Inc.
filed 2022-12-02
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 23, 2022, the registrant had 122,098,247 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$162,268	$261,210
Accounts receivable, net of allowances of $995 and $2,042, respectively	68,027	101,607
Prepaid expenses and other current assets	14,887	13,538
Costs to obtain revenue contracts, current	30,368	33,998
Total current assets	275,550	410,353
Property and equipment, net	65,308	74,604
Operating lease right-of-use assets	86,617	97,124
Costs to obtain revenue contracts, non-current	20,619	27,286
Goodwill	4,235	4,572
Intangible assets, net	199	217
Other long term assets	3,578	6,179
Total assets	$456,106	$620,335
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$48,252	$48,432
Unearned revenue, current	153,267	223,427
Operating lease liabilities, current	17,847	18,845
Total current liabilities	219,366	290,704
Operating lease liabilities, non-current	102,613	113,776
Other long term liabilities	4,276	3,985
Total liabilities	326,255	408,465
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2022 and January 31, 2022; zero shares issued and outstanding at October 31, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2022 and January 31, 2022; 141,658,521 and 137,662,320 shares issued at October 31, 2022 and January 31, 2022, respectively; 122,747,392 and 131,156,986 shares outstanding at October 31, 2022 and January 31, 2022, respectively	141	137
Additional paid-in capital	886,185	834,429
Accumulated other comprehensive loss	(6,751)	(187)
Accumulated deficit	(668,744)	(610,604)
Treasury stock, at cost	(80,980)	(11,905)
Total stockholders’ equity	129,851	211,870
Total liabilities and stockholders’ equity	$456,106	$620,335
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Revenue	$99,280	$99,529	$298,951	$289,645
Cost of revenue	25,663	25,255	77,473	73,724
Gross profit	73,617	74,274	221,478	215,921
Operating expenses:
Sales and marketing	49,360	58,548	164,244	172,292
Research and development	17,649	17,986	53,770	50,343
General and administrative	18,740	22,094	60,619	61,284
Total operating expenses	85,749	98,628	278,633	283,919
Loss from operations	(12,132)	(24,354)	(57,155)	(67,998)
Interest income	587	5	797	15
Interest expense	(211)	(113)	(483)	(403)
Other (expense) income, net	(156)	(191)	111	(1,018)
Loss from operations before income taxes	(11,912)	(24,653)	(56,730)	(69,404)
(Provision for) benefit from income taxes	(398)	(273)	(1,410)	(745)
Net loss	$(12,310)	$(24,926)	$(58,140)	$(70,149)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.19)	$(0.46)	$(0.55)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,500,961	128,570,237	126,239,773	126,967,336

Other comprehensive loss:
Foreign currency translation adjustment	$(1,127)	$(1,586)	$(6,548)	$(1,239)
Unrealized loss on marketable securities, net	(16)	—	(16)	—
Total comprehensive loss	$(13,453)	$(26,512)	$(64,704)	$(71,388)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	137	834,429	(187)	(610,604)	(11,905)	211,870
Exercise of stock options	208	—	526	—	—	—	526
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,992	3	(1,960)	—	—	—	(1,957)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	49,376	—	—	—	49,376
Repurchase of common stock	(12,406)	—	—	—	—	(69,075)	(69,075)
Other comprehensive loss	—	—	—	(6,564)	—	—	(6,564)
Net loss	—	—	—	—	(58,140)	—	(58,140)
Balance, October 31, 2022	122,747	$141	$886,185	$(6,751)	$(668,744)	$(80,980)	$129,851
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2022	2021
Operating activities:
Net loss	$(58,140)	$(70,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,098	12,490
Bad debt expense	381	826
Stock-based compensation expense	48,990	54,455
Amortization of operating lease right-of-use assets	6,684	6,934
Other, net	1,180	506
Changes in operating assets and liabilities:
Accounts receivable	30,296	34,317
Prepaid expenses and other current assets	(1,747)	965
Costs to obtain revenue contracts	8,173	(8,654)
Other long term assets	1,232	43
Accounts payable, accrued expenses and other current liabilities	3,910	3,841
Unearned revenue	(64,786)	(39,423)
Operating lease liabilities	(8,158)	(4,041)
Other long term liabilities	795	615
Net cash used in operating activities	(18,092)	(7,275)
Investing activities:
Capital expenditures	(5,400)	(12,333)
Net cash used in investing activities	(5,400)	(12,333)
Financing activities:
Proceeds from exercise of stock options	561	15,869
Repurchase of common stock	(68,695)	—
Payments for taxes related to net share settlement of stock-based compensation awards	(1,846)	—
Payments of deferred financing costs	(284)	(263)
Proceeds, net from employee stock purchase plan withholdings	1,947	4,059
Net cash (used in) provided by financing activities	(68,317)	19,665
Effect of exchange rate changes on cash and cash equivalents	(7,133)	(942)
Net decrease in cash and cash equivalents	(98,942)	(885)
Cash and cash equivalents at beginning of period	261,210	230,411
Cash and cash equivalents at end of period	$162,268	$229,526
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2023, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At October 31, 2022 and January 31, 2022, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended October 31, 2022 and 2021, respectively.
Marketable Securities
The Company's investments in marketable securities may consist of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. All marketable securities are carried at estimated fair value. Credit losses related to marketable securities are recorded, net in the condensed consolidated statements of operations and comprehensive loss through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As of October 31, 2022 and January 31, 2022, no credit losses related to marketable securities were recorded by the Company. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive income (loss), as a component of stockholders’ equity.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Yext platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Yext platform. Professional services revenue accounted for approximately 9% and 8% of the Company's total revenue for the nine months ended October 31, 2022 and 2021, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
North America	$80,826	$79,083	$240,617	$229,782
International	18,454	20,446	58,334	59,863
Total revenue	$99,280	$99,529	$298,951	$289,645
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the nine months ended October 31, 2022.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to England, which serves as the Company's main contracting entity for Europe, represented 19% of total revenue, and no other individual country represented more than 10% of total revenue for the nine months ended October 31, 2021.

Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2022, unearned revenue, current was $153.3 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.1 million. Revenue recognized of $195.5 million during the nine months ended October 31, 2022 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2022 and January 31, 2022, customer deposits of $0.6 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2022, the Company had $365.4 million of remaining performance obligations, of which $312.8 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2022, the Company had $404.9 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	October 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$83,339	$—	$—	$83,339
U.S. treasury securities	24,495	—	(16)	24,479
Total marketable securities	$107,834	$—	$(16)	$107,818

	January 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$138,470	$—	$—	$138,470
U.S. treasury securities	—	—	—	—
Total marketable securities	$138,470	$—	$—	$138,470

As of October 31, 2022 and January 31, 2022, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the three and nine months ended October 31, 2022 and 2021, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2022 and January 31, 2022, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	October 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$83,339	$—	$—	$83,339
U.S. treasury securities (1)	—	24,479	—	24,479
Included in cash and cash equivalents	$83,339	$24,479	$—	$107,818

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$138,470	$—	$—	$138,470
U.S. treasury securities (1)	—	—	—	—
Included in cash and cash equivalents	$138,470	$—	$—	$138,470
(1) The Company's U.S. treasury securities purchased with an original maturity of less than three months from the purchase date are classified as cash and cash equivalents on its condensed consolidated balance sheet.
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.
6. Goodwill
As of October 31, 2022 and January 31, 2022, the Company had goodwill of $4.2 million and $4.6 million, respectively. The changes to goodwill during these periods relate to foreign currency.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the nine months ended October 31, 2022 and 2021. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

7. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Computer software	$20,335	$18,814
Office equipment	21,155	18,854
Furniture and fixtures	8,368	8,163
Leasehold improvements	62,662	62,784
Construction in progress	35	936
Software in progress	1,075	1,342
Total property and equipment, gross	113,630	110,893
Less: accumulated depreciation	(48,322)	(36,289)
Total property and equipment, net	$65,308	$74,604
As of October 31, 2022 and January 31, 2022, the Company's property and equipment, net attributable to the United States was 89% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.4 million and $13.1 million for the three and nine months ended October 31, 2022, respectively and $4.4 million and $12.0 million for the three and nine months ended October 31, 2021, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Accounts payable	$4,758	$9,218
Accrued employee compensation	21,450	17,589
Accrued Knowledge Network application provider fees	3,152	2,885
Accrued professional services and associated costs	2,107	2,663
Accrued employee stock purchase plan withholdings liability	530	2,397
Other current liabilities	16,255	13,680
Total accounts payable, accrued expenses and other current liabilities	$48,252	$48,432
As of October 31, 2022 and January 31, 2022, capital expenditures of $0.2 million and $0.9 million were included in accounts payable, accrued expenses and other current liabilities, respectively.
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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2022, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 5,246,279 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2022, the number of shares available for future award under the 2016 Plan is 3,898,183.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2022	6,620,701	$7.28	4.32	$11,723
Granted	—	$—
Exercised	(207,623)	$2.57
Forfeited or canceled	(1,722,245)	$10.16
Balance, October 31, 2022	4,690,833	$6.43	3.35	$1,708
Vested and expected to vest	4,690,833	$6.43	3.35	$1,708
Exercisable at October 31, 2022	4,690,833	$6.43	3.35	$1,708
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2022. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.7 million and $11.6 million for the nine months ended October 31, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	10,184,214	$14.38
Granted	7,955,218	$6.33
Vested and converted to shares	(3,398,302)	$14.00
Forfeited or canceled	(3,073,625)	$12.86
Balance as of October 31, 2022	11,667,505	$8.84
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $6.33 and $13.22 per share for the nine months ended October 31, 2022 and 2021, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2022, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,311,569 shares. As of October 31, 2022, a total of 4,058,651 shares of the Company's common stock are available for sale to employees under the ESPP.
In connection with the offering period which ended on March 15, 2022, 457,595 shares of common stock were purchased under the ESPP at a purchase price of $5.14 per share for total proceeds of $2.4 million. In connection with the offering period which ended on September 15, 2022, 339,019 shares of common stock were purchased under the ESPP at a purchase price of $4.31 per share for total proceeds of $1.5 million.
A new offering period began on September 15, 2022 and will end on March 15, 2023. As of October 31, 2022, 478,607 shares are estimated to be purchased at the end of the offering period and $0.5 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement, to be purchased during an ESPP offering period were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	63.52%	45.54%	48.87% - 63.52%	45.54% - 59.24%
Dividend yield	—	—	—	—
Risk-free rate	3.78%	0.05%	0.86% - 3.78%	0.05% - 0.06%
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
During the three and nine months ended October 31, 2022, the Company recorded stock-based compensation expense associated with the ESPP of $0.3 million and $1.0 million, respectively and $0.5 million and $1.6 million for the three and nine months ended October 31, 2021, respectively. As of October 31, 2022, total unrecognized compensation cost related to ESPP was $0.6 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.37 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,176	$1,840	$3,899	$5,597
Sales and marketing	5,432	6,757	17,957	19,635
Research and development	3,946	5,469	12,668	15,285
General and administrative	4,268	5,389	14,466	13,938
Total stock-based compensation expense	$14,822	$19,455	$48,990	$54,455
During the three and nine months ended October 31, 2022, the Company capitalized $0.1 million and $0.4 million, respectively of stock-based compensation related to software development, and $0.2 million and $1.2 million for the three and nine months ended October 31, 2021, respectively.

As of October 31, 2022, there was approximately $98.5 million of total unrecognized compensation cost related to unvested stock-based awards, which are expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.67 years.

10. Equity
The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	(Loss)	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	$139	$855,284	$(3,601)	$(636,443)	$(42,459)	$172,920
Exercise of stock options	74	—	191	—	—	—	191
Vested restricted stock units converted to common shares	1,081	1	(1)	—	—	—	—
Stock-based compensation	—	—	16,226	—	—	—	16,226
Repurchase of common stock	(5,386)	—	—	—	—	(28,393)	(28,393)
Other comprehensive loss	—	—	—	(2,007)	—	—	(2,007)
Net loss	—	—	—	—	(19,991)	—	(19,991)
Balance, July 31, 2022	123,833	140	871,700	(5,608)	(656,434)	(70,852)	138,946
Exercise of stock options	11	—	33	—	—	—	33
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes (1)	746	1	(1,958)	—	—	—	(1,957)
Issuance of common stock under employee stock purchase plans	339	—	1,461	—	—	—	1,461
Stock-based compensation	—	—	14,949	—	—	—	14,949
Repurchase of common stock	(2,182)	—	—	—	—	(10,128)	(10,128)
Other comprehensive loss	—	—	—	(1,143)	—	—	(1,143)
Net loss	—	—	—	—	(12,310)	—	(12,310)
Balance, October 31, 2022	122,747	$141	$886,185	$(6,751)	$(668,744)	$(80,980)	$129,851
(1) During the three months ended October 31, 2022, vested awards were settled net, of employee taxes, where common shares issued and outstanding reflect the net amount of awards provided to employees. Historically, a sell to cover methodology was used.

The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2021:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	1,069	1	12,110	—	—	—	12,111
Vested restricted stock units converted to common shares	871	1	(1)	—	—	—	—
Issuance of restricted stock	4	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	282	—	3,817	—	—	—	3,817
Stock-based compensation	—	—	15,288	—	—	—	15,288
Other comprehensive income	—	—	—	355	—	—	355
Net loss	—	—	—	—	(17,631)	—	(17,631)
Balance, April 30, 2021	126,215	132	765,147	2,777	(534,976)	(11,905)	221,175
Exercise of stock options	402	1	2,273	—	—	—	$2,274
Vested restricted stock units converted to common shares	1,172	1	(1)	—	—	—	$—
Issuance of restricted stock	11	—	—	—	—	—	$—
Stock-based compensation	—	—	20,730	—	—	—	$20,730
Other comprehensive loss	—	—	—	(8)	—	—	$(8)
Net loss	—	—	—	—	(27,592)	—	$(27,592)
Balance, July 31, 2021	127,800	134	788,149	2,769	(562,568)	(11,905)	216,579
Exercise of stock options	357	—	2,641	—	—	—	$2,641
Vested restricted stock units converted to common shares	1,267	1	(1)	—	—	—	$—
Issuance of common stock under employee stock purchase plan	249	1	2,667	—	—	—	$2,668
Stock-based compensation	—	—	19,637	—	—	—	$19,637
Other comprehensive loss	—	—	—	(1,586)	—	—	$(1,586)
Net loss	—	—	—	—	(24,926)	—	$(24,926)
Balance, October 31, 2021	129,673	$136	$813,093	$1,183	$(587,494)	$(11,905)	$215,013

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2022 and January 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
        As of October 31, 2022 and January 31, 2022, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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

Treasury Stock
 As of October 31, 2022, the Company had 18,911,129 shares of treasury stock carried at its cost basis of $81.0 million. As of January 31, 2022, the Company had 6,505,334 shares of treasury stock carried at its cost basis of $11.9 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. As of October 31, 2022, a total of 12,405,795 shares have been purchased at an average price of $5.57 per share for a total cost of $69.1 million since the commencement of the share repurchase program. As of October 31, 2022, there was approximately $30.9 million that remained available to be purchased under this share repurchase program.
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
11. Debt
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
As of October 31, 2022, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.
12. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2022, the Company recorded a (provision for) benefit from income taxes of $(0.4) million and $(1.4) million, respectively. During the three and nine months ended October 31, 2021, the Company recorded a (provision for) benefit from income taxes of $(0.3) million and $(0.7) million, respectively.
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

13. Leases
The Company's operating lease arrangements are principally for office space. As of October 31, 2022, the Company had $17.8 million of operating lease liabilities, current, $102.6 million of operating lease liabilities, non-current, $86.6 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities do not include short-term leases, and had a weighted-average remaining lease term of 8.1 years and a weighted-average discount rate of 6.1%, as of October 31, 2022. During the nine months ended October 31, 2022, the Company paid $13.7 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the nine months ended October 31, 2022 and 2021 the Company recognized $20.1 million and $19.9 million, of lease expense, respectively, which consisted of the following:

	Nine months ended October 31,
(in thousands)	2022	2021
Operating lease expense	$12,260	$12,723
Short-term lease expense	606	545
Variable lease expense	7,278	6,663
Total lease expense	$20,144	$19,931
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
        As of October 31, 2022, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$4,730	$16,012
2024	18,521	17,418
2025	18,039	9,752
2026	18,979	1,833
2027	19,073	1,537
2028 and thereafter	74,700	387
Total	$154,042	$46,939
Legal Proceedings
Menzione v. Yext, Inc., et al., No. 1:22-cv-05127 (S.D.N.Y.)
On June 17, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a purported purchaser of Company securities. The complaint names the Company, its former Chief Executive Officer (Howard Lerman), and its former Chief Financial Officer (Steven Cakebread) as defendants. The complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the effects of the COVID-19 pandemic on the Company. The purported class includes all persons and entities that purchased or acquired our securities between March 4, 2021 and March 8, 2022. The complaint seeks monetary damages for alleged securities law violations. Motions for appointment as lead plaintiff and lead counsel were filed on August 16, 2022. On September 6, 2022, the court appointed the Operating Engineers Construction Industry and Miscellaneous Pension Fund to be lead plaintiff (“Lead Plaintiff”) for the purported class, and Robbins Gellar Rudman & Dowd LLP to be lead counsel for the purported class. On September 27, 2022, the court ordered a schedule for the filing of an amended complaint, and an answer or motion to dismiss briefing. On November 28, 2022, Lead Plaintiff filed a voluntary dismissal of the complaint, without prejudice.

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
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(12,310)	$(24,926)	$(58,140)	$(70,149)
Denominator:
Weighted-average common shares outstanding	123,500,961	128,570,237	126,239,773	126,967,336
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.19)	$(0.46)	$(0.55)
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
        Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2022	2021
Options to purchase common stock	4,690,833	7,031,266
Restricted stock and restricted stock units	11,667,505	10,912,675
Shares estimated to be purchased under ESPP	478,607	282,162
Performance-based restricted stock units	2,000,000	—
Total anti-dilutive common equivalent shares	18,836,945	18,226,103

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
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-market customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. As of October 31, 2022, customer count increased 6% year-over-year to approximately 2,900.

Annual Recurring Revenue ("ARR")
Annual recurring revenue, or ARR, for Direct customers is defined as the annualized recurring amount of all contracts in our enterprise, mid-market and small business customer base as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription. Contracts include portions of professional services contracts that are recurring in nature.
ARR for Third-party Reseller customers is defined as the annualized recurring amount of all contracts with Third-party Reseller customers as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription. The calculation includes the annualized contractual minimum commitment and excludes amounts related to overages above the contractual minimum commitment. Contracts include portions of professional services contracts that are recurring in nature. See Part II Item 1A “Risk Factors" for further discussion of Third-party reseller customers.
Total ARR is defined as the annualized recurring amount of all contracts executed as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription, and where relevant, includes the annualized contractual minimum commitment and excludes amounts related to overages above the contractual minimum commitment. Contracts include portions of professional services contracts that are recurring in nature.
ARR is independent of historical revenue, unearned revenue, remaining performance obligations or any other GAAP financial measure over any period. It should be considered in addition to, not as a substitute for, nor superior to or in isolation from, these measures and other measures prepared in accordance with GAAP. We believe ARR-based metrics provides insight into the performance of our recurring revenue business model while mitigating for fluctuations in billing and contract terms.

	October 31,		Variance
	2022	2021	Dollars	Percent
Annual Recurring Revenue
Direct Customers	$317,280	$308,197	$9,083	3%
Third-Party Reseller Customers	72,258	78,457	(6,199)	(8)%
Total Annual Recurring Revenue	$389,538	$386,654	$2,884	1%

	Oct. 31, 2022	Jul. 31, 2022	Apr. 30, 2022	Jan. 31, 2022	Oct. 31, 2021
Annual Recurring Revenue Trend
Direct Customers	$317,280	$312,129	$310,312	$312,132	$308,197
Third-Party Reseller Customers	72,258	74,857	76,671	78,353	78,457
Total Annual Recurring Revenue	$389,538	$386,986	$386,983	$390,485	$386,654

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Revenue	$99,280	$99,529	$298,951	$289,645
Cost of revenue(1)	25,663	25,255	77,473	73,724
Gross profit	73,617	74,274	221,478	215,921
Operating expenses:
Sales and marketing(1)	49,360	58,548	164,244	172,292
Research and development(1)	17,649	17,986	53,770	50,343
General and administrative(1)	18,740	22,094	60,619	61,284
Total operating expenses	85,749	98,628	278,633	283,919
Loss from operations	(12,132)	(24,354)	(57,155)	(67,998)
Interest income	587	5	797	15
Interest expense	(211)	(113)	(483)	(403)
Other (expense) income, net	(156)	(191)	111	(1,018)
Loss from operations before income taxes	(11,912)	(24,653)	(56,730)	(69,404)
(Provision for) benefit from income taxes	(398)	(273)	(1,410)	(745)
Net loss	$(12,310)	$(24,926)	$(58,140)	$(70,149)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,176	$1,840	$3,899	$5,597
Sales and marketing	5,432	6,757	17,957	19,635
Research and development	3,946	5,469	12,668	15,285
General and administrative	4,268	5,389	14,466	13,938
Total stock-based compensation expense	$14,822	$19,455	$48,990	$54,455
Decreases in stock-based compensation expense are largely due to decreases in the fair value of awards granted.
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	26	26
Gross profit	74.2	74.6	74.1	74.5
Operating expenses:
Sales and marketing	50	59	55	60
Research and development	17	18	18	17
General and administrative	19	22	20	21
Total operating expenses	86	99	93	98
Loss from operations	(12)	(24)	(19)	(24)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	(1)	—	—
Loss from operations before income taxes	(12)	(25)	(19)	(24)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(12)%	(25)%	(19)%	(24)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021
Revenue

	Three months ended October 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$99,280	$99,529	$(249)	—%
Cost of revenue	25,663	25,255	$408	2%
Gross profit	$73,617	$74,274	$(657)	(1)%
Gross margin	74.2%	74.6%
Total revenue was $99.3 million for the three months ended October 31, 2022, compared to $99.5 million for the three months ended October 31, 2021, a decrease of $0.2 million or 0%, primarily driven by foreign currency exchange rates. Revenue for the three months ended October 31, 2022, included a negative impact from foreign currency exchange rates of approximately $3.7 million, using a constant currency basis. Revenue on a constant currency basis grew 4%, compared to the three months ended October 31, 2021, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
For the three months ended October 31, 2022 and 2021, revenue recognized from subscriptions and associated support to our platform was 91% and revenue recognized from professional services was 9%, compared to 92% and 8%, respectively.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended October 31,		Variance
	2022	2021	Dollars	Percent
(in thousands)
Direct Customers	$78,900	$77,316	$1,584	2%
Third-Party Reseller Customers	20,380	22,213	(1,833)	(8)%
Total Revenue	$99,280	$99,529	$(249)	—%
Revenue attributable to direct customers was $78.9 million for the three months ended October 31, 2022, compared to $77.3 million for the three months ended October 31, 2021. The increase of $1.6 million or 2%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $20.4 million for the three months ended October 31, 2022, compared to $22.2 million for the three months ended October 31, 2021, a decrease of $1.8 million or 8%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $25.7 million for the three months ended October 31, 2022, relatively consistent compared to $25.3 million for the three months ended October 31, 2021. The increase of $0.4 million or 2% was primarily driven by a $0.6 million increase in personnel-related costs, as well as a $0.5 million increase in costs associated with our data centers. These increases were partially offset by a $0.7 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
Gross margin was 74.2% for the three months ended October 31, 2022, compared to 74.6% for the three months ended October 31, 2021 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$49,360	$58,548	$(9,188)	(16)%
Research and development	$17,649	$17,986	$(337)	(2)%
General and administrative	$18,740	$22,094	$(3,354)	(15)%
Sales and marketing expense was $49.4 million for the three months ended October 31, 2022, compared to $58.5 million for the three months ended October 31, 2021, a decrease of $9.2 million or 16%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $4.6 million, reflecting lower headcount, and stock-based compensation expense which decreased $1.3 million, largely due to decreases in the fair value of awards granted. In addition, advertising costs decreased $1.3 million due to certain brand media campaigns in the prior period and professional related costs decreased $0.7 million.

Research and development expense was $17.6 million for the three months ended October 31, 2022, relatively consistent compared to $18.0 million for the three months ended October 31, 2021, as decreases of $1.5 million in stock-based compensation expense, largely due to decreases in the fair value of awards granted, were partially offset by increases of $0.8 million in personnel-related costs.
General and administrative expense was $18.7 million for the three months ended October 31, 2022, compared to $22.1 million for the three months ended October 31, 2021, a decrease of $3.4 million or 15%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $1.1 million, largely due to decreases in the fair value of awards granted, personnel-related costs decreased $1.0 million and professional related costs decreased $1.3 million.
Nine Months Ended October 31, 2022 Compared to Nine Months Ended October 31, 2021
Revenue

	Nine months ended October 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Revenue	$298,951	$289,645	$9,306	3%
Cost of revenue	77,473	73,724	$3,749	5%
Gross profit	$221,478	$215,921	$5,557	3%
Gross margin	74.1%	74.5%
Total revenue was $299.0 million for the nine months ended October 31, 2022, compared to $289.6 million for the nine months ended October 31, 2021, an increase of $9.3 million or 3%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue for the nine months ended October 31, 2022 included a negative impact from foreign currency exchange rates of approximately $7.9 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
For the nine months ended October 31, 2022 and 2021, revenue recognized from subscriptions and associated support to our platform was 91% and revenue recognized from professional services was 9%, compared to 92% and 8%, respectively.
The following table summarizes our revenue by sales channel for the periods presented:

	Nine months ended October 31,		Variance
	2022	2021	Dollars	Percent
(in thousands)
Direct Customers	$235,945	$224,324	$11,621	5%
Third-Party Reseller Customers	63,006	65,321	(2,315)	(4)%
Total Revenue	$298,951	$289,645	$9,306	3%
Revenue attributable to direct customers was $235.9 million for the nine months ended October 31, 2022, compared to $224.3 million for the nine months ended October 31, 2021. The increase of $11.6 million or 5%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $63.0 million for the nine months ended October 31, 2022, compared to $65.3 million for the nine months ended October 31, 2021, a decrease of $2.3 million or 4%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $77.5 million for the nine months ended October 31, 2022, compared to $73.7 million for the nine months ended October 31, 2021, an increase of $3.7 million or 5%. The increase was primarily driven by a $3.5 million increase in personnel-related costs, reflecting higher headcount, as well as a $1.5 million increase in costs associated with our data centers. These increases were partially offset by a $1.7 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
Gross margin was 74.1% for the nine months ended October 31, 2022, compared to 74.5% for the nine months ended October 31, 2021 as reflected in the discussion above.

Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2022	2021	Dollars	Percent
Sales and marketing	$164,244	$172,292	$(8,048)	(5)%
Research and development	$53,770	$50,343	$3,427	7%
General and administrative	$60,619	$61,284	$(665)	(1)%
Sales and marketing expense was $164.2 million for the nine months ended October 31, 2022, compared to $172.3 million for the nine months ended October 31, 2021, a decrease of $8.0 million or 5%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $3.9 million, reflecting lower headcount, and stock-based compensation expense which decreased $1.7 million, largely due to decreases in the fair value of awards granted. In addition, advertising costs decreased $4.1 million due to certain brand media campaigns in the prior period and professional related costs decreased $2.2 million. These decreases were partially offset by a $3.1 million increase in conferences and events and a $2.5 million increase in employee travel.
Research and development expense was $53.8 million for the nine months ended October 31, 2022, compared to $50.3 million for the nine months ended October 31, 2021, an increase of $3.4 million or 7%. The increase was primarily driven by a $4.4 million increase in personnel-related costs and a $1.0 million increase in costs associated with our data centers related to pre-production costs for testing and quality assurance. These increases were partially offset by a $2.6 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
General and administrative expense was $60.6 million for the nine months ended October 31, 2022, compared to $61.3 million for the nine months ended October 31, 2021, a decrease of $0.7 million or 1%. The decrease was primarily driven by a $2.6 million decrease in professional related costs. This was partially offset by increases in employee-related costs, including a $0.8 million increase in personnel-related costs, reflecting higher headcount, as well as a $0.5 million increase in stock-based compensation expense, primarily due to performance based restricted stock units granted in the current period. In addition, software expense increased $0.6 million.
Net Loss
Net loss was $12.3 million and $58.1 million for the three and nine months ended October 31, 2022, respectively and $24.9 million and $70.1 million for the three and nine months ended October 31, 2021, respectively.
Non-GAAP Net Income (Loss)
In addition to our financial results determined in accordance with GAAP, we believe that non-GAAP net income (loss) is useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net loss as adjusted to exclude the effects of stock-based compensation expense. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, which may vary for reasons unrelated to overall operating performance.
We use non-GAAP net income (loss) in conjunction with traditional GAAP net loss as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP net income (loss) should be considered in addition to, not as a substitute for, nor superior to or in isolation from, measures prepared in accordance with GAAP.
Non-GAAP net income (loss) may be limited in its usefulness because it does not present the full economic effect of our use of stock-based compensation expense. We compensate for these limitations by providing a reconciliation of non-GAAP net income (loss) to the most closely related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net income (loss) in conjunction with GAAP net loss.
The following table provides a reconciliation of GAAP net loss to non-GAAP net income (loss):

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(12,310)	$(24,926)	$(58,140)	$(70,149)
Plus: Stock-based compensation expense	14,822	19,455	48,990	54,455
Non-GAAP net income (loss)	$2,512	$(5,471)	$(9,150)	$(15,694)

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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended October 31,
(in thousands)	2022	2021	Growth Rates
Revenue (GAAP)	$99,280	$99,529	—%
Effects of foreign currency rate fluctuations	3,738
Revenue on a constant currency basis (Non-GAAP)	$103,018		4%

	Nine months ended October 31,
(in thousands)	2022	2021	Growth Rates
Revenue (GAAP)	$298,951	$289,645	3%
Effects of foreign currency rate fluctuations	7,906
Revenue on a constant currency basis (Non-GAAP)	$306,857		6%
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash and cash equivalents of $162.3 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and the potential effects of the COVID-19 pandemic, among other factors.
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
        As of October 31, 2022, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. As of October 31, 2022, a total of 12,405,795 shares have been purchased at an average price of $5.57 per share for a total cost of $69.1 million since the commencement of the share repurchase program. As of October 31, 2022, there was approximately $30.9 million that remained available to be purchased under this share repurchase program.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(18,092)	$(7,275)
Net cash used in investing activities	$(5,400)	$(12,333)
Net cash (used in) provided by financing activities	$(68,317)	$19,665
Operating Activities
Net cash used in operating activities of $18.1 million for the nine months ended October 31, 2022 was primarily due to the net loss of $58.1 million, as well as changes in unearned revenue of $64.8 million and changes in operating lease liabilities of $8.2 million. This was partially offset by positive adjustments in reconciling our net loss to net cash used in operating activities related to changes in accounts receivable of $30.3 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $8.2 million and changes in accounts payable, accrued expenses and other current liabilities of $3.9 million. In addition, there were positive non-cash adjustments related to stock-based compensation expense of $49.0 million, depreciation and amortization expense of $13.1 million, and amortization of operating lease right-of-use assets of $6.7 million.
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
Investing Activities
Net cash used in investing activities of $5.4 million for the nine months ended October 31, 2022 reflected capital expenditures.
Net cash used in investing activities of $12.3 million for the nine months ended October 31, 2021 reflected capital expenditures associated with our new office spaces, primarily our new corporate headquarters in New York, NY.
Financing Activities
Net cash used in financing activities of $68.3 million for the nine months ended October 31, 2022 was primarily related to $68.7 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $1.8 million. This was partially offset by net proceeds from employee stock purchase plan withholdings of $1.9 million and proceeds from exercise of stock options of $0.6 million.
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
        As of October 31, 2022, future minimum payments under these contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2023 (remainder of fiscal year)	$4,730	$16,012
2024	18,521	17,418
2025	18,039	9,752
2026	18,979	1,833
2027	19,073	1,537
2028 and thereafter	74,700	387
Total	$154,042	$46,939
See Note 14, "Commitments and Contingencies", to our condensed consolidated financial statements for further discussion on contractual obligations.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2022 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19, as well as recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of October 31, 2022, we had cash and cash equivalents of $162.3 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Menzione v. Yext, Inc., et al., No. 1:22-cv-05127 (S.D.N.Y.)
On June 17, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a purported purchaser of Company securities. The complaint names the Company, its former Chief Executive Officer (Howard Lerman), and its former Chief Financial Officer (Steven Cakebread) as defendants. The complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the effects of the COVID-19 pandemic on the Company. The purported class includes all persons and entities that purchased or acquired our securities between March 4, 2021 and March 8, 2022. The complaint seeks monetary damages for alleged securities law violations. Motions for appointment as lead plaintiff and lead counsel were filed on August 16, 2022. On September 6, 2022, the court appointed the Operating Engineers Construction Industry and Miscellaneous Pension Fund to be lead plaintiff (“Lead Plaintiff”) for the purported class, and Robbins Gellar Rudman & Dowd LLP to be lead counsel for the purported class. On September 27, 2022, the court ordered a schedule for the filing of an amended complaint, and an answer or motion to dismiss briefing. On November 28, 2022, Lead Plaintiff filed a voluntary dismissal of the complaint, without prejudice.
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
We experienced revenue growth rates of 31% from the fiscal year ended January 31, 2019 to the fiscal year ended January 31, 2020, 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, and 3% from the nine months ended October 31, 2021 to the nine months ended October 31, 2022. We expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $12.3 million for the quarter ended October 31, 2022 and $93.3 million, $94.7 million, and $121.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of October 31, 2022, we had an accumulated deficit of $668.7 million, reflecting our losses recognized historically on a GAAP basis. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future.

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
Our headcount and operations have grown substantially in recent years. We increased the number of our full-time employees from over 450 as of January 31, 2016 to over 1,400 as of January 31, 2022 and have hired several members of our senior management team in recent years. We may reduce our headcount in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky resigned, and in October 2022, our Chief Revenue Officer, Brian Distelburger, announced that he would step down from his position as Chief Revenue Officer and remain an employee of the Company in a role that has not yet been determined. The Company has appointed Tom Nielsen as Chief Revenue Officer. While we believe these will be of long term value to our stockholders, the resulting changes and related disruption has and will continue to have near-term effects on our business, growth and profitability.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of October 31, 2022, we had repurchased 12,405,795 shares using $69.1 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the nine months ended October 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
March 1, 2022 - March 31, 2022	665,366	$7.06	665,366	$95.3
April 1, 2022 - April 30, 2022	4,172,818	$6.20	4,172,818	$69.4
May 1, 2022 - May 31, 2022	4,558,694	$5.33	4,558,694	$45.2
June 1, 2022 - June 30, 2022	391,858	$5.30	391,858	$43.1
July 1, 2022 - July 31, 2022	435,359	$4.65	435,359	$41.1
August 1, 2022 - August 31, 2022	512,573	$4.68	512,573	$38.7
September 1, 2022 - September 30, 2022	464,858	$4.56	464,858	$36.5
October 1, 2022 - October 31, 2022	1,204,269	$4.66	1,204,269	$30.9
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Cooperation Agreement, dated September 30, 2022, by and among Yext, Inc., Lead Edge Public Fund, LP, Lead Edge Capital VI, LP, and Lead Edge Capital V, LP	8-K	001-38056	10.1	10/4/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2022 and January 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity as of October 31, 2022 and January 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the nine months ended October 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

Date: December 2, 2022	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)