Form 10-K
period 2023-01-31
Yext, Inc.
filed 2023-03-17
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2022, the aggregate market value of its shares (based on a closing price of $4.38 per share) held by non-affiliates was approximately $441.5 million. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2023, 122,104,719 shares of the registrant’s common stock, $0.001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•maintaining and expanding our end-customer base and our relationships with our Publisher Network; and
•sufficiency and availability of cash to meet cash needs for at least the next 12 months.
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

PART I
Item 1. Business
Overview
Yext, Inc. (“Yext” or the “Company”) organizes a business’s facts so it can deliver relevant, actionable answers to consumer questions throughout the digital ecosystem. Our platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business’s or organization’s own website, as well as across over 200 service and application providers, which we refer to as our Publisher Network, previously referred to as our Knowledge Network, and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key features, including Listings, Pages, and Search, along with its other features and capabilities. We believe a business is the ultimate authority on its own facts, and it is our mission to put that business in control of it, everywhere.
The online consumer journey continues to change. With natural language processing and the growing prevalence of voice assistants and chatbots, search has become more conversational. Consumers are no longer just typing in individual keywords like “mortgage” or “menswear,” but are also using natural language phrases like “wealth advisor near me who specializes in healthcare” and even asking specific, complex questions like “what’s the best menswear store in London that sells dress shirts and is open now?” Web and mobile applications and voice and artificial intelligence, or AI, engines are increasingly answering questions directly and in certain cases providing only one answer unlike traditional web-based search where many results are displayed as a list requiring further exploration. As search continues to evolve, and increasingly leverages AI, consumers are more likely to rely on these direct answers.
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
Organizational Changes
We undertook a substantial management and strategic realignment in our fiscal year ended January 31, 2023. On March 25, 2022, Howard Lerman, our co-founder and former Chief Executive Officer, and Steven Cakebread, our former Chief Financial Officer, departed the Company. Michael Walrath, Chairman of our Board of Directors, succeeded Mr. Lerman as Chief Executive Officer. Darryl Bond, then the Company’s Executive Vice President and Chief Accounting Officer, succeeded Mr. Cakebread as Chief Financial Officer. Concurrently with these changes, Marc Ferrentino, then our Chief Strategy Officer, was named as President and Chief Operating Officer. Additionally, on June 7, 2022, David Rudnitsky, then our Chief Revenue Officer, resigned from Yext. Brian Distelburger, head of the Company’s international and partner sales and a co-founder of our company, served as interim Chief

Revenue Officer until we hired Tom Nielsen as our Chief Revenue Officer in October 2022. Mr. Distelburger stepped back as an executive officer of our business at such time. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well although he will continue to serve on our Board of Directors. As a result, we have undergone a significant evolution of our strategy and leadership in the past year, and our results and plans reflect those changes.
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
Facts About a Business Are Fundamental. Businesses spend significant sums on developing their brands and creating product and market awareness. When potential consumers want to make a purchase, businesses need to be able to answer consumers' questions accurately and directly. Inaccurate or incomplete information may result in lost sales opportunities, negative brand experiences and organizational inefficiencies.
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
Existing Alternatives Are Inadequate. Traditional methods for managing facts about brands include paper or legacy software-based solutions, such as word processors or spreadsheets. Simply managing and updating information within the few core search engines, such as Google and Bing, through these traditional methods is already very challenging, and becomes even more so when implementing updates on an increasing number of other services such as Instagram, Snapchat and Uber.
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
•Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our Listings product for their stores in a particular country with opportunities to expand to other stores in the geographic region. We continue to sell additional features of our platform, such as Pages, Reviews and Search, to existing customers. See "Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.
•Expand Our International Business. We sell our platform throughout the world and believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.-based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Italy, the Netherlands, Spain, Switzerland and Japan and we intend to continue to grow our business in those locations, while exploring additional opportunities for expansion in other regions.
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities, and we will continue to invest in our platform to help our customers better control the facts about their businesses online.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships and increasing our customers' adoption of the Answers platform. Our comprehensive training program and community helps our customers and the developer community develop skills to build custom solutions on our platform.
•Extend the Publisher Network. We plan to continue to expand our Publisher Network. As of January 31, 2023, our Publisher Network was comprised of over 200 applications. We continue to focus on adding more industry vertical-specific and international services to our Publisher Network as well as including new services that may become more commonly used in the future.
•Expand Integrations. Yext offers integrations with a number of other platforms through the Yext App Directory and Yext Connectors framework. These integrations offer our customers the ability to connect Yext with other systems. The App Directory includes integrations with third-party applications that can supplement our existing platform capabilities. The Connectors framework provides organizations with pre-built or custom integrations that can be used to pull content into the Yext Knowledge Graph. During the fiscal year ended January 31, 2023, we added several new integrations to the App Directory and Connectors framework, including Freshworks, Outreach, Snowflake and WordPress, amongst others. We also made significant updates to many of our existing integrations. The continued expansion of the Yext App Directory and Yext Connectors framework will give organizations additional flexibility to support new and varied use cases, growing our market opportunity and further increasing customer retention.
Key Benefits of Our Platform
The Answers platform provides the following benefits depending on a customer’s subscription level and enabled product features:
•Control over Facts. Our platform is the system of record that enables our customers to control and centralize the facts about their businesses, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our Publisher Network.
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
•Direct Integrations with the Most Relevant Services. Our platform, coupled with our Publisher Network of over 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks, provides our customers with the ability to update their information and content across this network with a single click.
•Increased Discoverability and Conversions. With structured data stored in the Knowledge Graph coupled with the applications in our Publisher Network, our customers provide search engines and voice assistants with the data they need to answer questions about their businesses. By providing accurate and direct answers to questions and guiding consumers to transact directly from search results, we believe businesses are able to capture, convert and retain more of their customers.

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
•Ability to Drive More Reviews and Increase Consumer Engagement. Yext Reviews helps our customers to gather additional genuine consumer reviews and add those reviews to a customer's website as well as monitor and respond to reviews posted across the Publisher Network.
•Ability to Perform Advanced Analytics. Our platform's advanced analytics inform businesses about their digital public presence and consumer interactions on their Yext Listing, Pages and Search experiences that can drive customer revenue.
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
The Answers Platform
Yext's cloud-based platform powers products and features that allow our customers to provide accurate and direct answers to consumer questions, to control the facts about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshots, specialties or education; job information such as title and description; FAQs and more. These and other public facts about a business are stored in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our customers can then use information from the Knowledge Graph to answer consumers' questions, to power and update their landing pages and to make this information available through our Publisher Network of over 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
The key products and features that comprise the Answers platform include:
•Listings. Listings allows our customers to sync and update the content they store in the Answers platform across our Publisher Network providing customers with greater control and consistency over their brand.
•Pages. Pages enables businesses to create landing pages on their website to capture traffic from search engines and establish a call-to-action for consumers who reach those pages.
•Search. Search delivers a natural-language search experience on a company’s website and other digital properties, where consumers can search a company’s Knowledge Graph and get direct answers in the form of knowledge cards, maps and other relevant results.
Our platform contains various other features. Reviews enables customers to encourage and facilitate reviews, thereby increasing the quantity and quality of the reviews available to potential consumers and provides tools to manage their reviews from multiple sources across our Publisher Network from a single location. Analytics provides businesses a holistic view of where and how consumers interact with their brand both on their own websites and on third-party applications as well as insight into consumer interactions on their Yext Listing, Pages and Search experiences that can drive customer revenue. Ultimately, our platform helps businesses deliver accurate, consistent, up to date and compelling information to consumers.
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
Data Structure
The Answers platform allows customers to collect, store and manage structured data, consistent with standards published by schema.org. Schema.org is an open and collaborative initiative launched by certain large search engines that defines the vocabulary and format for structured markup. Search engines like Google and Bing consume data through structured markup placed in the underlying code of web pages.
We actively monitor and track the schema.org standards so that our platform stores and publishes data in accordance with the most current schema.org specifications.
Integrations with our Publisher Network, and App Directory, and Connectors framework
The functionality of our platform is dependent on integrations with a variety of third-party technologies that comprise our Publisher Network, App Directory, and Connectors framework. For example, we rely on integrations with each of the applications in our Publisher Network to accomplish some or all the following key tasks:
•search for existing listings and retrieve details about them, in order to match our customers’ data in the Knowledge Graph to existing listing data;
•claim listings and deliver updated content;
•retrieve or get notified about reviews and allow review response; and
•obtain statistics about traffic on listings to display to our customers in the platform.
Yext’s integrations through its App Directory and Connectors framework offer our customers the ability to connect Yext with other systems to enable customers to accomplish some or all of the following key tasks:
•consolidate content from different systems into the Knowledge Graph
•sync content from the Knowledge Graph to various systems and applications
•power chatbots;
•join insights from Yext with other platforms to perform deeper business analysis;
•optimize marketing campaigns; and
•optimize scheduling, appointment bookings, and other specific tasks.
Over the years, we have developed special integrations with a number of the applications in our Publisher Network, App Directory, and Connectors framework. We have also worked with the major application providers to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller application providers, we have developed our own API specifications that can be used to build and implement integration with our platform.
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, retail and financial services. For this purpose, we define a customer as a separate and distinct entity, such as a company, a government institution, or a business unit of a large corporation, that has its own separate contract with us to access our platform. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Customer Support
Our customer support group responds to inquiries about the use of our products. We provide basic customer support as well as premier customer support, which may include services such as priority access to technical resources, faster target response times and other additional support services. As the Answers platform can be used by a number of different roles throughout the organization, for an additional fee, we also offer field user support which includes one-on-one training, review of content based on brand guidelines, and other support services.

Professional Services
We offer professional services to customize our platform for our customers. Our professional services teams comprised of project managers, engineers and design experts offer various services including custom built landing pages and data integrations as well as ongoing maintenance and services.
Sales and Marketing
We sell our platform throughout the world to customers of all sizes, including our enterprise, mid-size, and third-party reseller customers. In transactions with resellers, we are only a party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer. We continue to develop programs comprised of technology companies and consultants to promote the Answers platform to their customers.
Our sales organization varies by market within each country and will change over time as we build critical mass and address various verticals within a market. We may make changes to our sales approach as we update our strategy.
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
Our packages start with basic access to the Knowledge Graph and successively include access to additional capabilities at a higher cost. We offer our enterprise and mid-size customers the option to purchase our products separately, in addition to packages with pricing based on licenses as well as capacity.
Our marketing efforts are focused on driving brand awareness and generating demand for our products. We use a variety of marketing programs across traditional and emerging channels to reach our target audiences. Our primary marketing activities include campaigns, paid media, thought leadership content, communications, and Yext-led third-party events.
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
Patents and Patent Applications
As of January 31, 2023, we had 17 issued U.S. patents, five issued design patents, one issued national stage patent, 25 non-provisional, two U.S. design patent applications, three international design applications, 10 international Patent Cooperation Treaty patent applications pending, and 21 national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2047. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2023, we had 170 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.

Competition
The market for our platform is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our competition comes from businesses that choose to manage their online, public-facing data in-house using manual, paper and spreadsheet-based systems that corporate personnel employ in a fragmented manner rather than pay for a third-party product or service. Businesses may also attempt to use in-house resources to develop their own solutions for some or all of the features that our platform provides. In addition, other companies may offer products and services at lower price points than us or that compete with some of the features present in our platform. For example, certain local marketing and reputation management companies offer one or more products that manage location information across search platforms or facilitate monitoring and responding to reviews.
We believe that we generally compete favorably with our competitors because of the size and breadth of our integrations and relationships with the applications in our Publisher Network, the features and performance of our platform, the ease of integration of our platform with the technological infrastructures of our customers and the incremental marketing benefits and return on investment that our various products and features offer to our customers.
As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face more established businesses in these markets. For example, Search, previously known as Answers, was launched in 2019 and competes with more established search products and legacy search features. We believe our product is differentiated from that of our competitors because of its ease and cost of deployment, ability to leverage structured data in Knowledge Graph, multi-algorithm approach and natural language understanding. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
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
To support our employees in the fiscal year ended January 31, 2023 and to promote their health and safety, our offices are open on a voluntary basis in accordance with guidance provided by government agencies, although currently many of our employees are still working remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. We provided two weeks of emergency family leave for employees to take care of a child or parent due to COVID-19 disruptions.
As of January 31, 2023, we had approximately 1,200 full-time employees, the majority of whom are based in our New York headquarters.
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
Additional Information
We are a Delaware corporation with our headquarters located at 61 Ninth Avenue, New York, NY 10011. You can access our website at www.yext.com and our investor relations website at http://investors.yext.com. We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also frequently provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. Our telephone number is (212) 994-3900.
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website at http://www.sec.gov that contains our SEC filings. None of the information contained on, or that can be accessed through, our website, our investor relations website or the SEC's website is part of this Annual Report on Form 10-K nor is such information incorporated by reference herein.

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
•We have expanded our international operations, which exposes us to significant risks.
•Our growth depends in part on the success of our strategic relationships with existing and prospective Publisher Network application providers.
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
Risks Related to Information Technology, Intellectual Property, and Data Security
•A security breach, network attack or security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.
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
We experienced revenue growth rates of 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, and 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023. We expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this may negatively impact our revenue growth rates. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $65.9 million, $93.3 million and $94.7 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023, we had an accumulated deficit of $676.5 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we are reducing operating expenses in the near term, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, including inflation, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth. For example, increased inflation in recent months, the residual effects of the collapse of Silicon Valley Bank, or SVB, and other financial institutions in March 2023, and related instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our business.

In addition, the economies of certain countries or regions around the world may experience weakness or uncertainty, which may lead to negative impacts on our business in those areas.
Because we recognize revenue from subscriptions for our platform over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their agreements, which are typically one year in length but may be up to three years or longer in length. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products or a decline in our retention rate, may not be fully apparent or reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Our business has evolved, which makes it difficult to predict our future operating results.
As a result of changes to our platform and our sales model, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of volatile macroeconomic conditions on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced significant changes to our organization and structure and may not be able to effectively manage those changes.
Our headcount and operations have grown substantially since the Company went public. We increased the number of our full-time employees from over 450 as of January 31, 2016 to approximately 1,200 as of January 31, 2023 and have hired several members of our senior management team in recent years. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) overall headcount that took effect in the early part of the new fiscal year. Overall headcount after such terminations took effect was approximately 1,100.
Our overall headcount may fluctuate in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky resigned, and in October 2022, our Chief Revenue Officer, Brian Distelburger, announced that he would step down from his position as Chief Revenue Officer and Tom Nielsen was appointed as Chief Revenue Officer. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well although he will continue to serve on our Board of Directors. While we believe these will be of long term value to our stockholders, the resulting changes and related disruption has and will continue to have near-term effects on our business, growth and profitability.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we change our business, we may find it difficult to maintain our corporate culture. Any failure to manage organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, as a result of the COVID-19 pandemic, our corporate culture may be difficult to maintain as many of our employees continue to work remotely.
In addition, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. If we grow in the future, additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. However, to the extent we cannot scale our information technology infrastructure, we will continue to rely on manual processes that are costly, inefficient and subject to error.
Finally, our organizational structure has become more complex. We have added personnel and may need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. Changes to our systems and infrastructure may require us to commit additional financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. If we fail to successfully manage this organizational complexity, we likely will be unable to successfully execute our business strategy, which could have a negative impact on our business, operating results and financial condition.
Failure to adequately manage our sales force will impede our growth.
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. We have historically had difficulty recruiting and retaining a sufficient number of sales personnel, and this difficulty was heightened during the COVID-19 pandemic. If we are unable to adequately recruit for and retain our sales force, we will not be able to reach our market potential and execute our business plan. In addition, we may change our strategy from time to time in how we go to market. As a result, we may change the size of our sales force to reflect strategic realignment in how we go to market, which recently has resulted in a net decrease in sales personnel in the near term before potentially growing headcount again.
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to recruit for, train and retain our sales force do not generate a corresponding increase in revenue. We have hired a significant number of sales personnel in recent years. If new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
We have expanded our international operations, which exposes us to significant risks.
In 2014, we opened our first office outside the United States, and we have expanded our operations abroad. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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
•restrictions on the transfer of funds, including the repatriation of cash;
•deterioration of political relations between the United States and other countries;
•natural disasters, pandemics, acts of terrorism and other events beyond our control; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Some of our customers and Publisher Network application providers also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if these customers and application providers are not able to successfully manage these risks.
Our growth depends in part on the success of our strategic relationships with existing and prospective Publisher Network application providers.
We have established strategic relationships with over 200 third-party service and application providers that comprise our Publisher Network, including Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri, Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Publisher Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Publisher Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
Any changes we make to our pricing models could adversely affect our operating results. For example, we recently began offering capacity-based pricing for our Pages and Search products. There is no assurance that this new pricing and distribution model will be successful thus adversely affecting our financial results. Furthermore, as the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our sales efforts, may demand greater price discounts.
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
As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face new competitors. For example, in October 2019 we launched our search product, and as a result we face competition from established companies in enterprise search. We believe that our ability to compete depends upon many factors both within and beyond our control, including product capabilities, such as speed, scale, and relevance, with which to power search experiences; ease of deployment and ease of use; adoption of our products by many types of users such as developers, IT professionals, and organizational leaders; and low total cost of ownership. Our competitors in enterprise search may have greater experience in these areas as well as greater name recognition, more established relationships with current and potential customers and larger customer bases. As a result, potential customers may be unwilling to use or switch to our product.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform and/or our services, the acquisition of our customers by other companies and deteriorating general economic conditions. For example, as a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a general decline in our retention rate. Challenging macroeconomic conditions may also contribute to similar results. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
If we are unable to attract new customers, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. If competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Our marketing efforts may not be successful and we may not attract as many new customers as we have historically, which could harm our future revenue and revenue growth.
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
The software industry is subject to rapid technological change and evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, increase adoption and usage of our platform and introduce new products and features. We expend significant resources on research and development to enhance our platform and to incorporate additional features, improve functionality or add other enhancements in order to meet our customers' rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management's attention from current offerings.
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
Our typical sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase, particularly during times of uncertain or volatile macroeconomic conditions. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision or may require the approval of senior management, which may not only lengthen the sales cycle but also reduce the likelihood of completing a sale. Delayed and more complex sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately expand and scale our sales force, we will experience further delays in signing new customers, which could slow our revenue growth.
A portion of our revenue is dependent on a few customers.
For the fiscal years ended January 31, 2023, 2022 and 2021, the aggregate of our top five customers accounted for approximately 9%, 8% and 9%, respectively, of our revenue. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any of our significant customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single significant customer.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller's transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations, are also susceptible to global economic weakness and uncertainty. See also "—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer." Lower demand from certain of our reseller customers has and may continue to result in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.

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
As of January 31, 2021, we had identified a material weakness in our internal control over financial reporting associated with processes to calculate, record and account for sales commissions. In fiscal year 2022, we remediated the previously identified deficiencies in internal control over financial reporting and concluded that as of January 31, 2022, and thereafter, we maintained effective internal control over financial reporting.
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
While we have historically delivered the majority of our professional services to our customers, we plan to transition a portion of our services business to various third-party service providers. In transactions with third-party service providers, we are not a party to the transaction with the customer, and we do not control the efforts or quality of services provided by these third-parties. In addition, if we do not manage this transition effectively our ability to sell additional features to, or to retain, existing customers may suffer, and our reputation with existing or potential customers may be harmed. Furthermore, as we transition our services business to various third-party service providers, this may negatively impact our revenue growth rates.
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
Promotion and enhancement of our brand will depend largely on our success in being able to provide high quality, reliable and cost-effective features. We may also, from time to time, adopt different strategies on how to position and/or market our platform and its features. If customers do not perceive our platform as meeting their needs, or if we fail to market our platform effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our platform.
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
Our credit facility may not be available to us at all or on the same terms as it has in the past.
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
In addition, our credit facility was provided by SVB. On March 10, 2023, the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. No amounts were drawn on our credit facility as of March 15, 2023, although the facility backs approximately $14 million of letters of credit supporting our leases as of that date. While the National Bank of Santa Clara has publicly assured holders of credit facilities that they intend to honor those facilities, this credit facility may not be available in all or in part in the near future depending on the resolution of SVB, and we may also need to replace it, including the letters of credit if required by various landlords. SVB’s successor may seek to repudiate the agreement, and we may not be able to negotiate a replacement credit facility with terms materially equivalent or better than that existing credit facility. Inability to access our credit facility or our need to use alternative cash to support the letters of credit could adversely affect our business.
Our cash and cash equivalents may be exposed to failure of our banking institutions.
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, SVB was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 15, 2023, substantially all of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new features and enhance our existing features, expand our operations, including our sales and marketing organizations and our presence outside of the United States, expand office space including into new facilities, improve our infrastructure or acquire complementary businesses, technologies, services, features and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly if interest rates continue to rise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop feature enhancements and respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
Risks Related to Information Technology, Intellectual Property, and Data Security
A security breach, network attack or security incident could delay or interrupt service to our customers, result in the unauthorized access to, or use, modification or publishing of customer content or other information, harm our reputation or subject us to significant liability.
We are vulnerable to computer viruses, break-ins, phishing attacks, ransomware, supply chain attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. Any such attack, or any security incident from any other source affecting us or our service providers, including, for example, through employee error or misconduct or additional vulnerabilities introduced by remote work arrangements, third-party integrations or other sources, could lead to interruptions, delays, website or application shutdowns, loss of data or unauthorized access to, or use or acquisition of, personal information, confidential information or other data that we or our service providers process or maintain.
If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the actual or perceived loss of, or unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, or other unauthorized processing of, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches and incidents or other unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, acquisition, or other processing of, personal information or other types of confidential information that we or our service providers maintain, or the perception that any of these have occurred, could result in claims against us for identity theft or other similar fraud claims, breach of contract or indemnity, governmental enforcement actions, litigation, fines and penalties or adverse publicity, or other claims and litigation, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Our existing insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims related to a security breach. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies could have a material adverse effect on our business. We could also be required to incur significant costs for remediation or expend significant capital and other resources to address a security breach. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages, reduces or suspends service due to a natural disaster or pandemic, or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany and Japan. Our primary data center is in New Jersey, and our backup data center is in Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
In addition, the proper functioning of our platform is dependent on the ability of our Publisher Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Publisher Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. Furthermore, in a rapidly changing business environment, for example in connection with the COVID-19 pandemic, our Publisher Network application providers may experience limitations and delays, which could limit the functionality of our platform. If the functionality of the software, APIs or websites of our third-party application providers is impaired, our customers may attribute such limitations to us and our platform thus damaging our reputation and customer relationships. If our Publisher Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
We are incorporating generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
We have incorporated a number of generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes. We have implemented measures to address algorithmic bias, such as testing our algorithms and regularly reviewing our data sources. However, there is a risk that our algorithms could produce discriminatory or unexpected results or behaviors (e.g., hallucinatory behavior) that could harm our reputation, business, customers, or stakeholders. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results.
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
We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such obligations could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
We receive, store, and process various types of data, including personal data, from and about customers, including third-party reseller customers, partners, end users of our services, and in limited cases, end consumers, as well as data from and about our personnel and service providers. In connection with future feature offerings, we may receive, store and process additional types of data, including personal data. Our processing of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data processing also is subject to contractual obligations and industry standards.
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage, and security of personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. The amended law also created a new state agency that will be vested with authority to implement and enforce other aspects of the CCPA. State privacy laws that impose similar obligations and are likewise enforced by regulators have been enacted in Colorado, Connecticut, Utah, and Virginia, as of February 2023. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may also enact legislation similar to the state privacy laws already adopted.
Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of personal data. We may be required to incur costs and expenses to stay in compliance with these interpretations, and if we were found to have violated consumer protection laws, we may face enforcement actions which could adversely affect our business. We also may be subject to laws and rules implemented and enforced by the FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies, state laws, as well as international laws and regulations related to marketing, advertising, commercial electronic mail and other messages. Compliance with these requirements may limit our ability to send certain types of messages. If we were found to have violated such requirements, we may face enforcement actions and/or face civil penalties, either of which could adversely affect our business.
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom, have laws and regulations dealing with the processing of personal data obtained about their residents, which in certain cases are more restrictive than those in the United States. We expect that additional jurisdictions may enact similar requirements. Laws and regulations in these jurisdictions can apply broadly to the collection, use, storage, disclosure, and security of various types of data, including personal data, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses.
In particular, the European Union General Data Protection Regulation, or GDPR, became effective in May 2018. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially align with requirements under the GDPR and provide for similar penalties. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom.
In addition, there has been uncertainty regarding transfers of certain personal data from the European Economic Area, Switzerland, and the United Kingdom following Brexit as well as the invalidation of both the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield. While alternative transfer mechanisms, such as Standard Contractual Clauses, are available to Yext and its customers for such transfers, the use of these transfer mechanisms, in addition to related developments and uncertainty, could require us to implement additional contractual and technical safeguards for personal data transferred out of the European Economic Area, Switzerland, and the United Kingdom, which may increase compliance and related costs and risks, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, operating results and financial condition. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk associated with cross-border data transfers or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States.
These domestic and foreign laws and regulations relating to privacy and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for laws and regulations that have recently been enacted. Application of laws and regulations may be inconsistent or may conflict among jurisdictions resulting in additional complexity and increased legal risk. In addition, these requirements have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies, and may strain our technical capabilities. In addition as we, our customers, and potential customers evaluate the impact of new laws and regulations, sales cycles have lengthened and transaction costs have increased as customers conduct additional diligence and as contractual obligations under the new regulations are negotiated.
To protect the personal data that we process, including payment card information, we have implemented technical and organizational measures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, destruction, or misappropriation caused by systems failures, unauthorized access, or other misuse. Notwithstanding these measures, we could experience security incidents or be subject to liability claims relating to information security by individuals and customers whose data resides in our databases. We are also required to comply with applicable industry standards with respect to our handling of payment card information. If we fail to meet appropriate compliance levels for payment card data specifically, this could negatively impact our ability to utilize payment cards as a method of payment, and/or collect and store payment card information, which could disrupt our business.
As our products are applied to new uses and in new verticals, we may become subject to additional regulations or legal risks. For example, we have begun selling our platform to government entities. Risks associated with sales to government entities include adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. Sales to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. As another example, in order to offer our products to certain customers in the health care industry we have implemented certain security and privacy measures and related procedures to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. This may require us to execute HIPAA business associate agreements, or BAAs, with certain customers that are “covered entities” under HIPAA, which would subject us to additional liabilities, penalties and fines in the event we fail to comply with the terms of such agreements. The storage of such information may require us to modify and enhance our platform at a significant cost.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or information security may result in governmental investigations and enforcement actions, litigation, fines and penalties, consumer actions, and/or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. This could materially affect our business, operating results, and financial condition. Furthermore, our third-party reseller customers, over which we have more limited control, may not comply with the laws, regulations, and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
We will continue to innovate, and work with new and emerging technologies that may subject the Company to new or different laws or regulations. For example, the Answers platform utilizes Artificial Intelligence ("AI") technology in some of its products and/or features. AI is an emerging technology, and is subject to a complex and evolving regulatory landscape, including data protection, privacy, and potentially other laws. Additionally, different jurisdictions have taken varying approaches to regulating AI. Compliance with these laws and regulations can be complex, costly and time-consuming, and there is a risk of regulatory enforcement actions or litigation if we fail to comply with these requirements. As regulations evolve, we may have to alter our business practices or products in order to comply with regulatory requirements.
We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and cross-border data transfer in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements placed upon us, our customers, partners or end consumers in connection with the use and disclosure of such information could require us to incur additional costs or modify our platform or other aspects of our products and services, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether.
We are subject to anti-corruption and anti-bribery laws, and anti-money laundering laws and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and possibly other anti-corruption and anti-bribery laws and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers, agents and third-party intermediaries, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations concerning or violations of these laws could subject us to investigations, sanctions, settlements, prosecution, enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from government contracting, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences, all of which could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and import controls and trade and economic sanctions laws, including U.S. customs regulations, the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain items including encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers' ability to implement our services in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform or changes in applicable export or import regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products or in our decreased ability to export or sell our products to existing or potential customers with international operations. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries could impose wider sanctions and take other actions as the conflict further escalate. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business. Additionally, although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our platform to persons prohibited by U.S. sanctions. Violations of export and import regulations and economic sanctions could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock options and awards compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and changes in accounting principles and tax laws in jurisdictions where we operate. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize such costs over a period of five or fifteen years. While it is possible that Congress may modify, defer, or repeal such provision, we have no assurance that the provision will be modified, deferred or repealed. If no new legislation is passed, this provision may have an adverse effect on our effective tax rate resulting in additional cash taxes, as well as on our overall results of operations and financial condition.
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
The United States recently enacted the Inflation Reduction Act which introduced several tax provisions including a 1% excise tax on certain stock repurchases made after December 31, 2022. We may be subject to this new excise tax which could increase the cost of such repurchases.
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
As of January 31, 2023, we had significant U.S. federal and state net operating loss carryforwards, or NOLs, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
•network outages and security breaches and incidents;
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Some analysts have ceased covering us. If additional analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.
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
•addition or loss of significant strategic relationships with application providers in the Publisher Network;
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
•natural disasters, pandemics, acts of terrorism and other events beyond our control; and
•general economic and market conditions and overall market slowdowns.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of January 31, 2023, we had repurchased 13,844,279 shares using $77.4 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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
Item 3. Legal Proceedings
We are not currently a party to any legal proceedings that are material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
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
Stockholders
As of March 1, 2023, there were 37 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table sets forth issuer purchases of equity securities related to our share repurchase program for the fiscal year ended January 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
March 1, 2022 - March 31, 2022	665,366	$7.06	665,366	$95.3
April 1, 2022 - April 30, 2022	4,172,818	$6.20	4,172,818	$69.4
May 1, 2022 - May 31, 2022	4,558,694	$5.33	4,558,694	$45.2
June 1, 2022 - June 30, 2022	391,858	$5.30	391,858	$43.1
July 1, 2022 - July 31, 2022	435,359	$4.65	435,359	$41.1
August 1, 2022 - August 31, 2022	512,573	$4.68	512,573	$38.7
September 1, 2022 - September 30, 2022	464,858	$4.56	464,858	$36.5
October 1, 2022 - October 31, 2022	1,204,269	$4.66	1,204,269	$30.9
November 1, 2022 - November 30, 2022	799,035	$5.30	799,035	$26.7
December 1, 2022 - December 31, 2022	331,490	$6.36	331,490	$24.6
January 1, 2023 - January 31, 2023	307,959	$6.51	307,959	$22.6

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2023.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, and vesting of restricted stock and restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	16,158,571	(3)	$6.45	7,130,994	(4)
Equity compensation plans not approved by security holders	2,000,000		—	—	(5)
Total	18,158,571		$6.45	7,130,994
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
(3) This amount includes 4,593,704 shares subject to outstanding options and 11,564,867 shares subject to outstanding restricted stock and restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 3,072,343 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 4,058,651 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans. Such future increases are not reflected in the table above.
(5) In March 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units. This grant was outside of the Company’s 2016 Equity Incentive Plan in reliance on the inducement award exception contained in NYSE Listing Rule 303A.08.

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
01/31/23
Period Ended
Yext, Inc.
S&P 500 Index
Nasdaq Computer Index

Item 6. [Reserved]

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
Overview
Yext organizes a business's facts so it can deliver relevant, actionable answers to consumer questions throughout the digital ecosystem. Our platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. Our platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business's or organization's own website, as well as across over 200 service and application providers, which we refer to as our Publisher Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key features, including Listings, Pages, and Search, along with its other features and capabilities.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2023, for example, are to the fiscal year ended January 31, 2023.
Macroeconomic Conditions
Our results of operations may be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and the COVID-19 pandemic. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain. The uncertain duration of these measures has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
Near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the macroeconomic uncertainty increases, we may continue to experience a negative impact on existing and potential customers that may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. Therefore, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions on our business.
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. As of January 31, 2023, customer count increased 7% year-over-year to over 2,960.
Annual Recurring Revenue ("ARR")
Annual recurring revenue, or ARR, for Direct customers is defined as the annualized recurring amount of all contracts in our enterprise, mid-size and small business customer base as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription. Contracts include portions of professional services contracts that are recurring in nature.
ARR for Third-party Reseller customers is defined as the annualized recurring amount of all contracts with Third-party Reseller customers as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription. The calculation includes the annualized contractual minimum commitment and excludes amounts related to overages above the contractual minimum commitment. Contracts include portions of professional services contracts that are recurring in nature. See Part I Item 1A “Risk Factors" for further discussion of Third-party reseller customers.
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
ARR is independent of historical revenue, unearned revenue, remaining performance obligations or any other accounting principles generally accepted in the United States of America, ("GAAP"), financial measure over any period. It should be considered in addition to, not as a substitute for, nor superior to or in isolation from, these measures and other measures prepared in accordance with GAAP. We believe ARR-based metrics provides insight into the performance of our recurring revenue business model while mitigating for fluctuations in billing and contract terms.

	January 31,		Variance
	2023	2022	Dollars	Percent
Annual Recurring Revenue
Direct Customers	$327,017	$312,132	$14,885	5%
Third-Party Reseller Customers	73,343	78,353	(5,010)	(6)%
Total Annual Recurring Revenue	$400,360	$390,485	$9,875	3%
Dollar-Based Net Retention Rate
We believe that our ability to retain our customers and expand the ARR they generate for us over time is an important component of our growth strategy and reflects the long term value of our customer relationships. We assess our performance in this area using a metric we refer to as our dollar-based net retention rate, which compares the ARR from a set of subscription customers across comparable periods.
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers. The following table provides our dollar-based net retention rate for the fiscal years ended January 31, 2023, 2022 and 2021:

	January 31,
	2023	2022	2021
Dollar-Based Net Retention Rate (ARR)
Direct Customers	97%	101%	100%
Third-Party Reseller Customers	92%	101%	92%
Total Customers	96%	101%	98%
Historically, we presented dollar-based net retention rate on a revenue basis whereby we first established a cohort of enterprise, mid-size, and third-party reseller customers, who had active contracts at the end of each month of the same period in the prior year. We divided the single month revenue from each of those customer cohorts for the applicable month in the current year by the single month revenue of that same customer cohort for the corresponding month in the prior year. We then determined the dollar-based weighted average of each of the monthly rates, which represented the dollar-based net retention rate for the period. Under this prior methodology, our dollar-based net retention rate was 95%, 98%, and 102% for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

We believe that the change in methodology in our dollar-based net retention rate from a revenue basis to an ARR basis is more meaningful to investors as it aligns more closely with how management views growth in the business, assesses Company performance, and provides better insight into the directional movements within ARR.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our Answers platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Publisher Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, which includes amounts allocated based on employee headcount, as well as amounts related to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes lease expenses associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
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
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include data centers costs associated with pre-production costs for testing and quality assurance, as well as lease expenses associated with our office spaces, and software expense, each of which are allocated based on employee headcount.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2023	2022	2021
Revenue	$400,850	$390,577	$354,661
Cost of revenue(1)	103,960	98,299	86,404
Gross profit	296,890	292,278	268,257
Operating expenses:
Sales and marketing(1)	211,479	230,467	228,417
Research and development(1)	70,903	68,350	58,146
General and administrative(1)	79,336	83,420	76,026
Total operating expenses	361,718	382,237	362,589
Loss from operations	(64,828)	(89,959)	(94,332)
Interest income	1,684	22	532
Interest expense	(589)	(544)	(614)
Other expense, net	(125)	(1,501)	(181)
Loss from operations before income taxes	(63,858)	(91,982)	(94,595)
Provision for income taxes	(2,080)	(1,277)	(97)
Net loss	$(65,938)	$(93,259)	$(94,692)
(1) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Cost of revenue	$5,042	$7,099	$5,724
Sales and marketing	22,961	26,496	32,581
Research and development	16,401	20,654	17,071
General and administrative	18,674	19,231	16,918
Total stock-based compensation expense	$63,078	$73,480	$72,294
Decreases in stock-based compensation expense for the fiscal year ended January 31, 2023, compared to the fiscal year ended January 31, 2022 are largely due to decreases in the fair value of awards granted.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	26	25	24
Gross profit	74	75	76
Operating expenses:
Sales and marketing	53	59	65
Research and development	17	18	16
General and administrative	20	21	21
Total operating expenses	90	98	102
Loss from operations	(16)	(23)	(26)
Interest income	—	—	—
Interest expense	—	—	(1)
Other expense, net	—	—	—
Loss from operations before income taxes	(16)	(23)	(27)
Provision for income taxes	—	—	—
Net loss	(16)%	(23)%	(27)%
Note: Numbers rounded for presentation purposes and may not sum.
Fiscal Year Ended January 31, 2023 Compared to Fiscal Year Ended January 31, 2022
Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$400,850	$390,577	$10,273	3%
Cost of revenue	103,960	98,299	$5,661	6%
Gross profit	$296,890	$292,278	$4,612	2%
Gross margin	74.1%	74.8%
Total revenue was $400.9 million for the fiscal year ended January 31, 2023, compared to $390.6 million for the fiscal year ended January 31, 2022, an increase of $10.3 million or 3%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue recognized from subscriptions and associated support to our platform was 91% and 92%, while revenue recognized from professional services was 9% and 8%, for the fiscal years ended January 31, 2023 and 2022, respectively.
Revenue for the fiscal year ended January 31, 2023 included a negative impact from foreign currency exchange rates of approximately $10.2 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Fiscal year ended January 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$318,032	$303,338	$14,694	5%
Third-Party Reseller Customers	82,818	87,239	(4,421)	(5)%
Total Revenue	$400,850	$390,577	$10,273	3%
Revenue attributable to direct customers was $318.0 million for the fiscal year ended January 31, 2023, compared to $303.3 million for the fiscal year ended January 31, 2022, an increase of $14.7 million or 5%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $82.8 million for the fiscal year ended January 31, 2023, compared to $87.2 million for the fiscal year ended January 31, 2022, a decrease of $4.4 million or 5% primarily due to customer attrition.

Cost of Revenue and Gross Margin
Cost of revenue was $104.0 million for the fiscal year ended January 31, 2023, compared to $98.3 million for the fiscal year ended January 31, 2022, an increase of $5.7 million, or 6%. The increase was primarily driven by a $5.1 million increase in personnel-related costs, reflecting higher headcount, a $1.7 million increase in costs associated with our data centers and a $1.4 million increase in depreciation expense. These increases were partially offset by a $2.1 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted, as well as a $1.2 million decrease in Publisher Network provider fees due to favorable contract renewal terms with certain providers in the prior year.
Gross margin was 74.1% for the fiscal year ended January 31, 2023, compared to 74.8% for the fiscal year ended January 31, 2022 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$211,479	$230,467	$(18,988)	(8)%
Research and development	$70,903	$68,350	$2,553	4%
General and administrative	$79,336	$83,420	$(4,084)	(5)%
Sales and marketing expense was $211.5 million for the fiscal year ended January 31, 2023, compared to $230.5 million for the fiscal year ended January 31, 2022, a decrease of $19.0 million, or 8%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $10.4 million, reflecting lower headcount, and stock-based compensation expense which decreased $3.5 million, largely due to decreases in the fair value of awards granted. In addition, advertising costs decreased $4.9 million due to certain brand media campaigns in the prior period and professional related costs decreased $2.8 million. These decreases were partially offset by a $3.1 million increase in conferences and events and a $2.8 million increase in employee travel.
Research and development expense was $70.9 million for the fiscal year ended January 31, 2023, compared to $68.4 million for the fiscal year ended January 31, 2022, an increase of $2.6 million, or 4%. The increase was primarily driven by a $4.9 million increase in personnel-related costs and a $1.3 million increase in costs associated with our data centers. These increases were partially offset by a $4.3 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
General and administrative expense was $79.3 million for the fiscal year ended January 31, 2023, compared to $83.4 million for the fiscal year ended January 31, 2022, a decrease of $4.1 million or 5%. The decrease was primarily driven by a $4.2 million decrease in professional related costs, a $1.1 million decrease in bad debt expense and a $0.6 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted. This was partially offset by a $0.7 million increase in personnel-related costs, reflecting higher headcount, a $0.7 million increase in software expense and a $0.4 million increase in depreciation expense.
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

The following table summarizes our revenue by sales channel for the periods presented:

	Fiscal year ended January 31,		Variance
	2022	2021	Dollars	Percent
(in thousands)
Direct Customers	$303,338	$265,756	$37,582	14%
Third-Party Reseller Customers	87,239	88,905	(1,666)	(2)%
Total Revenue	$390,577	$354,661	$35,916	10%
Revenue attributable to direct customers was $303.3 million for the fiscal year ended January 31, 2022, compared to $265.8 million for the fiscal year ended January 31, 2021, an increase of $37.6 million or 14%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $87.2 million for the fiscal year ended January 31, 2022, compared to $88.9 million for the fiscal year ended January 31, 2021, a decrease of $1.7 million or 2% primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $98.3 million for the fiscal year ended January 31, 2022, compared to $86.4 million for the fiscal year ended January 31, 2021, an increase of $11.9 million, or 14%. This increase was primarily driven by employee-related costs, as personnel-related costs increased $8.8 million and stock-based compensation expense increased $1.4 million, reflecting higher headcount and employee stock grants. In addition, depreciation expense increased $2.2 million and costs associated with our data centers increased $1.5 million. These increases were partially offset by Publisher Network application provider fees which decreased $5.1 million due to favorable contract renewal terms with certain providers in the prior year.
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
Sales and marketing expense was $230.5 million for the fiscal year ended January 31, 2022, compared to $228.4 million for the fiscal year ended January 31, 2021, an increase of $2.1 million, or 1%. The increase reflected a $5.5 million increase in personnel-related costs, inclusive of a $3.5 million increase in costs to obtain revenue contracts. In addition, there was a $2.3 million increase in depreciation expense and a $0.9 million increase in advertising costs associated with certain brand media campaigns. These increases were largely offset by a $6.1 million decrease in stock-based compensation expense, which is lower in the current period reflecting the impact of certain departures of senior management in the prior periods.
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
Net Loss
Net loss was $65.9 million, $93.3 million, and $94.7 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.

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
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as net income (loss) before (1) interest income (expense), net, (2) provision for income taxes, (3) depreciation and amortization, (4) other income (expense), net, and (5) stock-based compensation expense. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net loss. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net loss as a measure of operating performance.
The definitions of our non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, nor superior to or in isolation from, measures prepared in accordance with GAAP.
Our Non-GAAP financial measures may be limited in their usefulness because they do not present the full economic effect of expenses mentioned above. We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the most closely related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net loss and Adjusted EBITDA in conjunction with GAAP net loss.
The following table reconciles our GAAP net loss to non-GAAP net loss:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
GAAP net loss	$(65,938)	$(93,259)	$(94,692)
Plus: Stock-based compensation expense	63,078	73,480	72,294
Non-GAAP net loss	$(2,860)	$(19,779)	$(22,398)
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Fiscal year ended January 31,
	2023	2022	2021
GAAP net loss to Adjusted EBITDA:
GAAP net loss	$(65,938)	$(93,259)	$(94,692)
Interest (income) expense	(1,095)	522	82
Provision for income taxes	2,080	1,277	97
Depreciation and amortization	17,583	16,783	10,612
Other expense (income)	125	1,501	181
Stock-based compensation expense	63,078	73,480	72,294
Adjusted EBITDA	$15,833	$304	$(11,426)

Constant Currency
We provide revenue, including year-over-year growth rates, adjusted to remove the impact of foreign currency rate fluctuations, which we refer to as constant currency. We believe providing revenue on a constant currency basis helps our investors to better understand our underlying performance, given the current macroeconomic environment. We calculate constant currency by using the current period results for entities reporting in currencies other than U.S. Dollars (“USD”), which are then converted into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our revenue on a constant currency basis should be considered in addition to, not as a substitute for, nor superior to or in isolation from, measures prepared in accordance with GAAP. We provide a reconciliation of revenue on a constant currency basis to the most closely related GAAP financial measure. We encourage investors and others to review our financial information in its entirety and to view revenue on a constant currency basis in conjunction with revenue on a GAAP basis.
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Fiscal year ended January 31,
(in thousands)	2023	2022	Growth Rates
Revenue (GAAP)	$400,850	$390,577	3%
Effects of foreign currency rate fluctuations	10,232
Revenue on a constant currency basis (Non-GAAP)	$411,082		5%
Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash and cash equivalents of $190.2 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
Credit Arrangements
On March 11, 2020, we entered into a credit agreement with Silicon Valley Bank (the “Credit Agreement”). In January 2021, we amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, we entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with the December 2022 Credit Facility.
Amendment No. 2 amends the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
The Credit Facility provides for a senior secured revolving loan facility of up to $50.0 million that matures three years after the effective date, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The three-year revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
As amended, the revolving loans bear interest, at our election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 2.50% and SOFR plus 3.00%, depending on our average daily usage of the revolving loan facility and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. See Part I Item 1A “Risk Factors - Our credit facility contains restrictive covenants that may limit our operating flexibility".
The obligations under the Credit Facility are secured by a lien on substantially all of our tangible and intangible property and by a pledge of all of our equity interests of material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Facility contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require us to maintain the year-over-year growth rate of its recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.
As of January 31, 2023, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.
On March 10, 2023, the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. While the National Bank of Santa Clara has publicly assured holders of credit facilities that they intend to honor those facilities, our credit agreement may not be available in all or in part in the near future depending on the resolution of SVB.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. As of January 31, 2023, a total of 13,844,279 shares have been purchased at an average price of $5.59 per share for a total cost of $77.4 million since the commencement of the share repurchase program. As of January 31, 2023, there was approximately $22.6 million that remained available to be purchased under this share repurchase program.
Cash Flows
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$17,853	$21,849	$1,204
Net cash used in investing activities	$(6,193)	$(13,418)	$(65,111)
Net cash (used in) provided by financing activities	$(79,021)	$24,617	$22,548
Operating Activities
Net cash provided by operating activities of $17.9 million for the fiscal year ended January 31, 2023 reflected our net loss of $65.9 million, adjusted by non-cash charges including stock-based compensation expense of $63.1 million, depreciation and amortization expense of $17.6 million and amortization of operating lease right-of-use assets of $8.8 million. In addition, there were positive adjustments resulting from changes in costs to obtain revenue contracts of $8.0 million, unearned revenue of $3.5 million and accounts payable, accrued expenses and other current liabilities of $2.7 million. These increases were partially offset by changes in operating lease liabilities of $11.0 million, accounts receivable of $10.1 million, mainly due to timing of billing and cash collections during the period, and changes in prepaid expenses and other current assets of $2.3 million.
Net cash provided by operating activities of $21.8 million for the fiscal year ended January 31, 2022 reflected our net loss of $93.3 million, adjusted by non-cash charges including stock-based compensation expense of $73.5 million, depreciation and amortization expense of $16.8 million, amortization of operating lease right-of-use assets of $9.3 million, and bad debt expense of $1.3 million. In addition, there were positive adjustments resulting from changes in unearned revenue of $33.3 million and changes in prepaid expenses and other current assets of $4.2 million. These increases were partially offset by changes in costs to obtain revenue contracts of $9.1 million, operating lease liabilities of $6.6 million, and accounts receivable of $6.1 million, mainly due to timing of billing and cash collections during the period.
Net cash provided by operating activities of $1.2 million for the fiscal year ended January 31, 2021 reflected our net loss of $94.7 million, adjusted by non-cash charges including stock-based compensation expense of $72.3 million, amortization of operating lease right-of-use assets of $12.2 million, depreciation and amortization expense of $10.6 million, and bad debt expense of $2.5 million, reflecting an increase in the allowance for doubtful accounts in light of impacts from the COVID-19 pandemic. In addition, there were positive adjustments resulting from changes in unearned revenue of $12.7 million, operating lease liabilities of $8.9 million, and costs to obtain revenue contracts of $2.4 million. These increases were partially offset by changes in accounts receivable of $18.0 million, mainly due to timing of billing and cash collections during the period, changes in prepaid expenses and other current assets of $5.5 million, and changes in accounts payable, accrued expenses and other current liabilities of $2.0 million.
Investing Activities
Net cash used in investing activities of $6.2 million for the fiscal year ended January 31, 2023 reflected capital expenditures.
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

Financing Activities
Net cash used in financing activities of $79.0 million for the fiscal year ended January 31, 2023 was primarily related to $77.3 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $5.1 million and payments of deferred financing costs of $0.5 million. This was partially offset by net proceeds from employee stock purchase plan withholdings of $3.2 million and proceeds from exercise of stock options of $0.7 million.
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
Contractual Obligations
See Note 14 "Commitments and Contingencies", to the consolidated financial statements for our discussion on contractual obligations.
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
Revenue Recognition
We derive our revenue primarily from our subscriptions and associated support to the Answers platform. Our subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Our subscription and associated support performance obligation is distinct because a customer's use of the Answers platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, we enter into a contract that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. Our professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the Answers platform.
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

Costs Capitalized to Obtain Revenue Contracts
We capitalize costs of obtaining revenue contracts that are incremental and recoverable. Incremental costs primarily include sales commissions, certain related incentives, and associated payroll tax and fringe benefit costs. We amortize such costs on a straight-line basis over the average benefit period, which is typically three years for new contracts and one year for renewals. We determine the average benefit period by considering both qualitative and quantitative factors, which include the estimated life of capitalized software development costs resulting from additional functionality to the Answers platform and estimated customer life, among other such factors. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
Stock-based compensation for all employee and non-employee stock-based awards, including restricted stock units, restricted stock, performance-based restricted stock units, and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units and restricted stock are estimated on the date of grant based on the fair value of our Company’s common stock. The fair value of performance-based restricted stock units are estimated on the date of grant using a Monte Carlo simulation model. The fair value of stock options are estimated on the date of grant using a Black-Scholes option-pricing model.
Stock-based compensation expense is generally recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock, and four years for options and performance-based restricted stock units. The estimated forfeiture rate applied to employee awards is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. A higher forfeiture rate will result in an adjustment that will decrease stock-based compensation expense, whereas a lower forfeiture rate will result in an adjustment that will increase stock-based compensation expense. We do not apply a forfeiture rate assumption to value non-employee awards, given the nature of the services provided.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of our deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including results of operations, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies.
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to the consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2023 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of January 31, 2023, we had cash and cash equivalents of $190.2 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Financial Institution Risk
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure and our balances may be uninsured in certain cases. For example, on March 10, 2023, SVB was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 15, 2023, substantially all of our cash and cash equivalents are held with other large financial institutions and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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
The Company capitalized $29.4 million of costs to obtain revenue contracts during the year ended January 31, 2023. As described in Note 2 to the consolidated financial statements, capitalized costs are inclusive of sales commissions and any associated payroll taxes or fringe benefit costs that are incremental to obtain the contract with the customer but expected to be recoverable.

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

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue of $400.9 million for the year ended January 31, 2023, and $223.8 million of unearned revenue as of January 31, 2023. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition. Auditing the timing and measurement of the Company's revenue recognition was especially challenging due to the volume of executed contracts and the assessment of the unique terms. This involved assessing the contractual terms and conditions of both new and modified contracts to determine the contract period, identifying all performance obligations, and determine if the transaction price expected to be received was fixed or variable.

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
March 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Yext, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Yext, Inc. as of January 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young, LLP
New York, New York
March 17, 2023

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2023	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$190,214	$261,210
Accounts receivable, net of allowances of $868 and $2,042, respectively	109,727	101,607
Prepaid expenses and other current assets	15,629	13,538
Costs to obtain revenue contracts, current	31,023	33,998
Total current assets	346,593	410,353
Property and equipment, net	62,071	74,604
Operating lease right-of-use assets	85,463	97,124
Costs to obtain revenue contracts, non-current	21,037	27,286
Goodwill	4,477	4,572
Intangible assets, net	193	217
Other long term assets	3,927	6,179
Total assets	$523,761	$620,335
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,017	$48,432
Unearned revenue, current	223,706	223,427
Operating lease liabilities, current	18,155	18,845
Total current liabilities	290,878	290,704
Operating lease liabilities, non-current	100,534	113,776
Other long term liabilities	4,326	3,985
Total liabilities	395,738	408,465
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2023 and 2022; zero shares issued and outstanding at January 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2023 and 2022, respectively; 142,684,128 and 137,662,320 shares issued at January 31, 2023 and 2022, respectively; 122,334,515 and 131,156,986 shares outstanding at January 31, 2023 and 2022, respectively	142	137
Additional paid-in capital	897,368	834,429
Accumulated other comprehensive loss	(3,617)	(187)
Accumulated deficit	(676,542)	(610,604)
Treasury stock, at cost	(89,328)	(11,905)
Total stockholders’ equity	128,023	211,870
Total liabilities and stockholders’ equity	$523,761	$620,335
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2023	2022	2021
Revenue	$400,850	$390,577	$354,661
Cost of revenue	103,960	98,299	86,404
Gross profit	296,890	292,278	268,257
Operating expenses:
Sales and marketing	211,479	230,467	228,417
Research and development	70,903	68,350	58,146
General and administrative	79,336	83,420	76,026
Total operating expenses	361,718	382,237	362,589
Loss from operations	(64,828)	(89,959)	(94,332)
Interest income	1,684	22	532
Interest expense	(589)	(544)	(614)
Other expense, net	(125)	(1,501)	(181)
Loss from operations before income taxes	(63,858)	(91,982)	(94,595)
Provision for income taxes	(2,080)	(1,277)	(97)
Net loss	$(65,938)	$(93,259)	$(94,692)

Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.73)	$(0.79)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,250,723	127,814,447	119,690,378

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(3,421)	$(2,609)	$2,782
Unrealized loss on marketable securities, net	(9)	—	—
Total comprehensive loss	$(69,368)	$(95,868)	$(91,910)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2020	115,830	$122	$636,008	$(360)	$(422,653)	$(11,905)	$201,212
Exercise of stock options	3,064	3	16,513	—	—	—	16,516
Vested restricted stock units converted to common shares	4,358	4	(4)	—	—	—	—
Issuance of restricted stock	38	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	699	1	6,999	—	—	—	7,000
Stock-based compensation	—	—	74,417	—	—	—	74,417
Other comprehensive income	—	—	—	2,782	—	—	2,782
Net loss	—	—	—	—	(94,692)	—	(94,692)
Balance, January 31, 2021	123,989	130	733,933	2,422	(517,345)	(11,905)	207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2023	2022	2021
Operating activities:
Net loss	$(65,938)	$(93,259)	$(94,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	17,583	16,783	10,612
Bad debt expense	182	1,253	2,547
Stock-based compensation expense	63,078	73,480	72,294
Amortization of operating lease right-of-use assets	8,799	9,296	12,203
Other, net	1,195	582	(489)
Changes in operating assets and liabilities:
Accounts receivable	(10,056)	(6,106)	(17,990)
Prepaid expenses and other current assets	(2,303)	4,238	(5,463)
Costs to obtain revenue contracts	8,034	(9,113)	2,429
Other long term assets	1,140	(231)	(1,630)
Accounts payable, accrued expenses and other current liabilities	2,714	(494)	(1,976)
Unearned revenue	3,538	33,262	12,702
Operating lease liabilities	(10,986)	(6,644)	8,937
Other long term liabilities	873	(1,198)	1,720
Net cash provided by operating activities	17,853	21,849	1,204
Investing activities:
Capital expenditures	(6,193)	(13,418)	(65,111)
Net cash used in investing activities	(6,193)	(13,418)	(65,111)
Financing activities:
Proceeds from exercise of stock options	714	19,228	16,464
Repurchase of common stock	(77,250)	—	—
Payments for taxes related to net share settlement of stock-based compensation awards	(5,129)	—	—
Payments of deferred financing costs	(509)	(263)	(869)
Proceeds, net from employee stock purchase plan withholdings	3,153	5,652	6,953
Net cash (used in) provided by financing activities	(79,021)	24,617	22,548
Effect of exchange rate changes on cash and cash equivalents	(3,635)	(2,249)	3,594
Net (decrease) increase in cash and cash equivalents	(70,996)	30,799	(37,765)
Cash and cash equivalents at beginning of period	261,210	230,411	268,176
Cash and cash equivalents at end of period	$190,214	$261,210	$230,411
Supplemental disclosure of cash flow data:
Cash paid on interest	$41	$75	$54
Cash paid on income taxes	$1,046	$1,325	$1,413
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company") organizes a business's facts so it can deliver relevant, actionable answers to consumer questions throughout the digital ecosystem. The Answers platform lets businesses structure the facts about their brands in a database called the Knowledge Graph. The platform is built to leverage the structured data stored in the Knowledge Graph to deliver a modern search experience on a business's or organization's own website, as well as across over 200 service and application providers, which the Company refers to as its Publisher Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Answers platform powers all of the Company's key features, including Listings, Pages, and Search, along with its other features and capabilities.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2023, for example, are to the fiscal year ended January 31, 2023.
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
Segment Information
The Company is the provider of the Answers platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates as one operating segment as all of the Company's offerings operate on the Answers platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from its subscriptions and associated support to the Answers platform. The Company's subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
The Company accounts for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers". The Company recognizes revenue upon transfer of control of services to its customers in an amount that reflects the consideration it expects to receive in exchange for those services. The recognition of revenue is determined through application of the following five-step model:
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
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Answers platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
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
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, including the estimated life of capitalized software development costs resulting from additional functionality to the Answers platform and estimated customer life, among other such factors. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the fiscal years ended January 31, 2023 and 2022, the Company capitalized $29.4 million and $47.8 million of costs to obtain revenue contracts and amortized $38.6 million and $39.5 million to sales and marketing expense, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $52.1 million and $61.3 million at January 31, 2023 and 2022, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Publisher Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Answers platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes lease expenses, software expense, and depreciation expense, each of which are allocated based on employee headcount.
Stock-Based Compensation
Stock-based compensation for all employee stock-based awards, including restricted stock units, restricted stock, performance-based restricted stock units, and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period.
The fair value of restricted stock units and restricted stock are estimated on the date of grant based on the fair value of the Company’s common stock. The fair value of performance-based restricted stock units are estimated on the date of grant using a Monte Carlo simulation model. The fair value of employee stock options is estimated on the date of grant using a Black-Scholes option-pricing model.
Stock-based compensation expense is generally recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock, and four years for options and performance-based restricted stock units. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised.
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

Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $3.5 million, $8.4 million and $7.5 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
Research and Development
Research and development costs are generally expensed as incurred, including personnel-related costs. Research and development costs also include lease expenses and software expense, each of which are allocated based on employee headcount. Research and development costs exclude capitalized software development costs.
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive loss. Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $3.9 million and $7.2 million as of January 31, 2023 and 2022, respectively, and primarily related to those costs incurred in connection with additional functionality to its platform. Depreciation expense associated with capitalized software development costs was $4.9 million, $3.7 million and $2.6 million during the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $1.3 million and $2.4 million as of January 31, 2023 and 2022 respectively, and $2.5 million, $2.1 million, and $0.8 million were amortized during the fiscal years ended January 31, 2023, 2022, and 2021 respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2023 and 2022, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Marketable Securities
The Company's investments in marketable securities may consist of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. All marketable securities are carried at estimated fair value. Credit losses related to marketable securities are recorded, net in the consolidated statements of operations and comprehensive loss through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As of January 31, 2023, 2022, and 2021 no credit losses related to marketable securities were recorded by the Company. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive income (loss), as a component of stockholders’ equity.
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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2021	$2,528
Additions	1,253
Deductions - write offs	(1,739)
Allowance for doubtful accounts as of January 31, 2022	2,042
Additions	367
Deductions - write offs	(1,541)
Allowance for doubtful accounts as of January 31, 2023	$868
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
Intangible assets are amortized over their estimated useful lives. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements. The Company's intangible assets included domains with a net book value of $0.2 million as of both January 31, 2023 and 2022.
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
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. This standard will be adopted by the Company in fiscal year 2024, and no significant impact on its consolidated financial statements is expected.

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

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
North America	$322,318	$309,938	$284,792
International	78,532	80,639	69,869
Total revenue	$400,850	$390,577	$354,661
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80%, 79%, and 80% for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. Revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe effective February 1, 2021, represented 18% and 19% of total revenue for the fiscal years ended January 31, 2023 and 2022, respectively. Revenue attributable to Switzerland, which served as one of the Company's contracting entities for Europe prior to February 1, 2021, represented 16% of total revenue for the fiscal year ended January 31, 2021. No other individual country represented more than 10% of total revenue during the fiscal years ended January 31, 2023, 2022 and 2021.
Significant Judgments
Significant judgments and estimates may be required to determine the appropriate application of accounting related to revenue, including whether performance obligations are distinct and assessments regarding the transaction price.
Performance Obligations
The Company has identified that it has two distinct performance obligations. The Company predominantly recognizes revenue through its performance obligation of a subscription and associated support to the Answers platform. The performance obligation is distinct because a customer's use of the Answers platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, the Company enters into a contract with a customer that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. The Company's professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the Answers platform.
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
The Company's revenue is predominantly related to its subscription and associated support to the Answers platform. Professional services revenue accounted for approximately 9%, 8% and 7% of the Company's total revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2023 and 2022, unearned revenue, current was $223.7 million and $223.4 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.1 million and $0.5 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
During the fiscal year ended January 31, 2023, revenue of $220.3 million was recognized related to unearned revenue, current as of January 31, 2022.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2023 and 2022, customer deposits of $0.3 million and $0.2 million were included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2023, the Company had $447.7 million of remaining performance obligations, of which $387.8 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2022, the Company had $404.9 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	40,372	—	(9)	40,363
Total marketable securities	$108,537	$—	$(9)	$108,528

	January 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$138,470	$—	$—	$138,470
U.S. treasury securities	—	—	—	—
Total marketable securities	$138,470	$—	$—	$138,470

As of January 31, 2023 and 2022, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. For the fiscal years ended January 31, 2023, 2022 and 2021, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2023 and 2022, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities (1)	—	40,363	—	40,363
Included in cash and cash equivalents	$68,165	$40,363	$—	$108,528

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$138,470	$—	$—	$138,470
U.S. treasury securities (1)	—	—	—	—
Included in cash and cash equivalents	$138,470	$—	$—	$138,470
(1) The Company's U.S. treasury securities purchased with an original maturity of less than three months from the purchase date are classified as cash and cash equivalents on its consolidated balance sheet.
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.
6. Goodwill
As of January 31, 2023 and 2022, the Company had goodwill of $4.5 million and $4.6 million, respectively. The changes to goodwill during these periods relate to foreign currency translation adjustments.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the fiscal years ended January 31, 2023 and 2022. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

7. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2023	January 31, 2022
Computer software	$21,049	$18,814
Office equipment	21,533	18,854
Furniture and fixtures	8,523	8,163
Leasehold improvements	63,371	62,784
Construction in progress	107	936
Software in progress	699	1,342
Total property and equipment, gross	115,282	110,893
Less: accumulated depreciation	(53,211)	(36,289)
Total property and equipment, net	$62,071	$74,604
As of January 31, 2023 and 2022, the Company's property and equipment, net attributable to the United States was 88% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $17.6 million, $16.2 million and $10.0 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2023	January 31, 2022
Accounts payable	$7,264	$9,218
Accrued employee compensation	23,621	17,589
Accrued Publisher Network fees	3,220	2,885
Accrued professional services and associated costs	2,328	2,663
Accrued employee stock purchase plan withholdings liability	1,736	2,397
Other current liabilities	10,848	13,680
Total accounts payable, accrued expenses and other current liabilities	$49,017	$48,432
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
2016 Equity Incentive Plan
In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2022, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 5,246,279 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2023, the number of shares available for future award under the 2016 Plan is 3,072,343.

Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2022	6,620,701	$7.28	4.32	$11,723
Granted	—	$—
Exercised	(259,003)	$2.76
Forfeited or canceled	(1,767,994)	$10.11
Balance, January 31, 2023	4,593,704	$6.45	3.09	$5,020
Vested and expected to vest	4,593,704	$6.45	3.09	$5,020
Exercisable at January 31, 2023	4,593,704	$6.45	3.09	$5,020
Nonvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of January 31, 2022	200,000	$6.06
Granted	—	$—
Vested	—	$—
Forfeited	(200,000)	$6.06
Balance as of January 31, 2023	—	$—
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2023. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.9 million, $13.5 million and $31.8 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	10,184,214	$14.38
Granted	10,067,783	$5.71
Vested and converted to shares	(4,898,655)	$12.96
Forfeited or canceled	(3,788,475)	$12.60
Balance as of January 31, 2023	11,564,867	$8.00
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $5.71, $12.94, and $15.52 per share for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and restricted stock units vested was $63.5 million, $69.8 million, and $72.4 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2022, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,311,569 shares. As of January 31, 2023, a total of 4,058,651 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on September 15, 2022 and will end on March 15, 2023. As of January 31, 2023, 517,140 shares are estimated to be purchased at the end of the offering period and $1.7 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement to be purchased during an ESPP offering period were as follows:

	Fiscal year ended January 31,
	2023	2022	2021
Expected life (years)	0.50	0.50	0.50
Expected volatility	48.87% - 63.52%	45.54% - 59.24%	51.44% - 65.48%
Dividend yield	—%	—%	—%
Risk-free rate	0.86% - 3.78%	0.05% - 0.06%	0.12% - 0.29%
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
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense associated with the ESPP of $1.5 million, $2.2 million and $2.8 million, respectively. As of January 31, 2023, total unrecognized compensation cost related to ESPP was $0.2 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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
As of January 31, 2023, the market conditions accompanying the performance-based restricted stock units were not satisfied and therefore, no shares vested. Stock-based compensation expense recognized for performance-based restricted stock was approximately $2.9 million and total unrecognized stock-based compensation expense was $8.5 million for the fiscal year ended January 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 3.14 years.
No stock-based compensation expense was recognized for the fiscal years ended January 31, 2022 and 2021 for performance based restricted stock units.
Stock-Based Compensation Expense
Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense net of estimated forfeitures over the vesting period of the applicable award generally using the straight-line method.

The Company's stock-based compensation expense for the periods presented was as follows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Cost of revenue	$5,042	$7,099	$5,724
Sales and marketing	22,961	26,496	32,581
Research and development	16,401	20,654	17,071
General and administrative	18,674	19,231	16,918
Total stock-based compensation expense	$63,078	$73,480	$72,294
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company capitalized $0.5 million, $1.3 million and $2.1 million, respectively, of stock-based compensation related to software development.
As of January 31, 2023, there was approximately $93.6 million of total unrecognized compensation cost related to unvested stock-based awards, which are expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.72 years.
10. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2023 and 2022, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2023, the Company had 20,349,613 shares of treasury stock carried at its cost basis of $89.3 million. As of January 31, 2022, the Company had 6,505,334 shares of treasury stock carried at its cost basis of $11.9 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. As of January 31, 2023, a total of 13,844,279 shares have been purchased at an average price of $5.59 per share for a total cost of $77.4 million since the commencement of the share repurchase program. As of January 31, 2023, there was approximately $22.6 million that remained available to be purchased under this share repurchase program.
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

11. Debt
On March 11, 2020, the Company entered into a credit agreement with Silicon Valley Bank (the “Credit Agreement”). In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, the Company entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with the December 2022 Credit Facility.
Amendment No. 2 amends the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
The Credit Facility provides for a senior secured revolving loan facility of up to $50.0 million that matures three years after the effective date, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The three year revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 2.50% and SOFR plus 3.00%, depending on the Company’s average daily usage of the revolving loan facility and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on the Company’s average daily usage of the revolving loan facility.
The obligations under the Credit Facility are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company's material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Facility contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require the Company to maintain a year-over-year growth rate of its recurring revenue for a trailing four fiscal quarter period above specified rates when certain liquidity thresholds are not met and to maintain a consolidated quick ratio of at least 1.50 to 1.00 tested on a monthly basis.
        As of January 31, 2023, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $35.9 million available and $14.1 million in letters of credit allocated as security in connection with office space.

12. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Domestic	$(66,194)	$(95,062)	$(69,953)
International	2,336	3,080	(24,642)
Loss from operations before income taxes	$(63,858)	$(91,982)	$(94,595)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Current:
Federal	$(42)	$(9)	$313
State	(491)	(184)	(198)
International	(732)	(884)	(1,070)
Total current	(1,265)	(1,077)	(955)
Deferred:
Federal	(4)	(4)	(28)
State	(3)	(4)	(31)
International	(808)	(192)	917
Total deferred	(815)	(200)	858
Total provision for income taxes	$(2,080)	$(1,277)	$(97)
The Company’s current tax provision is primarily attributable to profitable jurisdictions outside of the United States (U.S.) and U.S. state income taxes due to mandatory capitalization of research and experimental expenditures. In the fiscal year ended January 31, 2021, the Company released a portion of its valuation allowance against certain foreign deferred tax assets resulting in an income tax benefit of $0.7 million, and recorded a U.S. tax benefit of $0.2 million due to the expiration of certain statutes of limitations of unrecognized tax benefits.
The Company reconciled its income taxes at the federal statutory income tax rate to the provision for income taxes included within its consolidated statements of operations and comprehensive loss. The Company elected to account for its Global Intangible Low-Taxed Income as an expense in the period it is incurred. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
U.S. federal tax (provision) benefit at statutory rate	$13,410	$19,316	$19,865
State taxes, net of federal benefit	479	4,344	5,000
Foreign tax rate differential	(42)	(132)	(2,130)
Non-deductible expenses	(1,492)	(1,244)	(329)
Change in valuation allowance	(4,399)	(22,027)	(23,900)
Rate change	62	(66)	131
Stock-based compensation	(2,500)	(1,489)	(1,929)
Net excess tax (shortfalls) benefits from stock-based compensation	(6,498)	(990)	3,444
Return to provision adjustment	235	1,718	16
Global intangible low-taxed income	(1,096)	—	(6,129)
Intra-entity asset transfer	—	—	3,944
Other, net	(239)	(707)	1,920
Total provision for income taxes	$(2,080)	$(1,277)	$(97)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The components of the Company's deferred income taxes are as follows:

	As of January 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$126,654	$136,226
Stock-based compensation	5,075	7,271
Allowance for doubtful accounts	220	523
Operating lease liability	28,960	32,156
Accrued expenses	2,893	2,372
Unearned revenue	110	61
Capitalized research & experimental expenditures	12,781	—
Intangible assets	10,943	10,625
Other	169	339
Total deferred tax assets	187,805	189,573
Less: valuation allowance	(155,604)	(151,205)
Deferred tax assets, net of valuation allowance	32,201	38,368
Deferred tax liabilities:
Property and equipment	(1,411)	(2,440)
Costs to obtain revenue contracts	(9,179)	(11,041)
Operating lease right-of-use assets	(20,795)	(23,259)
Other	(877)	(874)
Total deferred tax liabilities	(32,262)	(37,614)
Net deferred tax asset (liability)	$(61)	$754
As of January 31, 2023, for federal income tax purposes, the Company had $460.4 million of gross U.S. federal net operating loss carryforwards, with pre-2018 net operating losses expiring starting in fiscal 2033 and others indefinitely carried forward.
As of January 31, 2023, for state income tax purposes, the Company had $22.6 million of post-apportioned, tax-effected net operating loss carryforwards, which expire in fiscal 2024 through fiscal 2041. As of January 31, 2023, the Company had $7.3 million of tax-effected foreign net operating loss carryforwards which expires starting in fiscal 2026.
Utilization of the Company’s net operating loss carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign net operating loss carryforwards in the future will be dependent upon the local tax law and regulation.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2023, the valuation allowance had a net increase of $4.4 million from approximately $151.2 million to $155.6 million, primarily due to a decrease in U.S. deferred tax liabilities. The Company also recorded valuation allowances in certain foreign jurisdictions due to the cumulative book loss in the consolidated group. During the fiscal year ended January 31, 2022, the valuation allowance increased by $22.0 million from approximately $129.2 million to $151.2 million, primarily due to the impact of the net operating loss carryforwards established in the current period net with other changes in U.S. deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of certain investments in foreign subsidiaries that is indefinitely reinvested. The Company may be subject to state income taxes and withholding taxes upon distribution of non-U.S. earnings in the form of dividends. The Company does not believe these taxes are material.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2023, 2022, and 2021 is as follows:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Beginning of period	$288	$267	$493
Tax positions taken in prior period
Gross increases	—	—	—
Gross decreases	(272)	—	(13)
Tax positions taken in current period
Gross increases	—	20	—
Lapse of statute of limitations	—	—	(233)
Currency translation effect	(16)	1	20
End of period	$—	$288	$267
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the (provision for) benefit from income taxes and recognized insignificant interest and penalties in each of the fiscal years ended January 31, 2023, 2022, and 2021. As of January 31, 2023, 2022 and 2021, accrued unrecognized tax benefits were $— million, $0.3 million and $0.3 million, respectively, and if recognized would reduce the (provision for) benefit from income taxes, and the Company's effective tax rate.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
13. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2023, the Company had $18.2 million of operating lease liabilities, current, $100.5 million of operating lease liabilities, non-current, $85.5 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.8 years and a weighted-average discount rate of 6.1%, as of January 31, 2023. During the fiscal year ended January 31, 2023, the Company paid $18.4 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company recognized lease expense which consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2023	2022	2021
Operating lease expense	$16,196	$17,037	$20,134
Short-term lease expense	792	763	1,053
Variable lease expense	9,550	8,943	4,475
Total lease expense	$26,538	$26,743	$25,662
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

The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2023, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2024	$18,744
2025	18,290
2026	19,136
2027	19,230
2028	19,327
2029 and thereafter	55,680
Total gross operating lease payments	150,407
Less: tenant allowances	—
Total net operating lease payments	150,407
Less: imputed interest	(31,719)
Total lease liabilities, reflecting the present value of net lease payments	$118,688
14. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Publisher Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2024 and 2035.
As of January 31, 2023, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2024	$19,005	$34,705
2025	18,290	12,614
2026	19,136	3,598
2027	19,230	1,538
2028	19,327	288
2029 and thereafter	55,680	110
Total	$150,668	$52,853
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
Warranties and Indemnifications
The Answers platform is in some cases warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's product specifications.
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
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(65,938)	$(93,259)	$(94,692)
Denominator:
Weighted-average common shares outstanding	125,250,723	127,814,447	119,690,378
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.73)	$(0.79)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2023	2022	2021
Options to purchase common stock	4,593,704	6,620,701	8,871,890
Restricted stock and restricted stock units	11,564,867	10,184,214	9,545,352
Shares estimated to be purchased under ESPP	517,140	291,079	315,718
Performance-based restricted stock units	2,000,000	—	—
Total anti-dilutive common equivalent shares	18,675,711	17,095,994	18,732,960

16. Subsequent Events
On March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. While the Company's credit facility was provided by SVB, no amounts were drawn on the credit facility as of March 15, 2023, although the facility backs approximately $14 million of letters of credit supporting the Company's leases as of that date. While the National Bank of Santa Clara has publicly assured holders of credit facilities that they intend to honor those facilities, this credit facility may not be available in all or in part in the near future depending on the resolution of SVB, and the Company may also need to replace it, including the letters of credit if required by various landlords. In addition, as of March 15, 2023, substantially all of the Company's cash and cash equivalents are held at other large financial institutions.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2023.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, we concluded that as of January 31, 2023 we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.
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
In fiscal year 2022, we remediated the identified deficiencies in internal control over financial reporting identified above as described below:
•Improved governance of our incentive compensation plans
•Implemented new information technology systems to calculate, record and account for sales commissions
•Implemented IT general controls, including logical security and application change management controls for these new information technology systems
•Implemented new automated controls to calculate, record and account for sales commissions
•Implemented new manual controls and strengthened existing controls across the process to calculate, record and account for sales commissions, including management review controls to detect errors in calculated sales commissions
We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements and have concluded that our internal control over financial reporting was effective as of January 31, 2022 and January 31, 2023.
Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2023 ("Proxy Statement") and is incorporated herein by reference.
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
Information concerning the composition of the audit committee and our audit committee financial expert is contained in our Proxy Statement under the caption “Directors and Corporate Governance – Board Committees and Meetings – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation
Information about the compensation of our directors and named executive officers, compensation committee interlocks and the compensation committee report can be found in our Proxy Statement under the caption “Directors and Corporate Governance – Compensation of Non-Employee Directors,” “– Compensation Committee Interlocks,” “– Compensation Risk Assessment” and “Executive Compensation” and is incorporated herein by reference.
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
Information about the security ownership of certain beneficial owners and of directors and named executive officers, can be found in our Proxy Statement under the caption “Beneficial Ownership of Shares of Common Stock” and is incorporated herein by reference.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1#	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2#	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4#	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5#	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6#	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7#	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9#	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10#	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11#	Outside Director Compensation Policy.	S-1/A	333-216642	10.13	3/17/2017
10.12#	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.13#	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.14#	Advisor Agreement between the Company and James Steele, dated as of September 30, 2020	8-K	001-38056	10.1	9/3/2020
10.15	Agreement of Lease, dated May 24, 2012, by and between the Registrant and 1 Madison Office Fee LLC.	S-1	333-216642	10.11	3/13/2017

10.16	Lease dated May 15, 2014 by and between the Registrant and Credit Suisse (USA) Inc.	S-1	333-216642	10.12	3/13/2017
10.17	Surrender Agreement, dated as of the May 29, 2020 between 1 Madison Office Fee LLC, as landlord under the original lease and as sublandlord under the sublease and Yext, Inc., as tenant under the original lease and as subtenant under the sublease.	8-K	001-38056	10.1	6/4/2020
10.18	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019
10.19	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.20	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.	10-K	001-38056	10.2	3/16/2021
10.21	Second Amendment to Credit Agreement, dated as of December 22, 2022, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	12/27/2022
10.22	Cooperation Agreement, dated September 30, 2022, by and among Yext, Inc., Lead Edge Public Fund, LP, Lead Edge Capital VI, LP, and Lead Edge Capital V, LP.	8-K	001-38056	10.1	10/4/2022
10.23#	Employment Agreement between Yext, Inc. and Michael Walrath.	8-K	001-38056	10.1	3/8/2022
10.24#	Form of Stand-Alone Inducement Restricted Stock Unit Agreement.	8-K	001-38056	10.2	3/8/2022
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2023 and 2022, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2023, 2022 and 2021 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2023, 2022 and 2021 and (v) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
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

#     Indicates a management contract or compensatory plan or agreement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2023	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Walrath and Darryl Bond, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Walrath	Chief Executive Officer and Director	March 17, 2023
Michael Walrath	(Principal Executive Officer)

/s/ Darryl Bond	Chief Financial Officer	March 17, 2023
Darryl Bond	(Principal Financial Officer)

/s/ Shane Battier	Director	March 17, 2023
Shane Battier

/s/ Brian Distelburger	Director	March 17, 2023
Brian Distelburger

/s/ Jesse Lipson	Director	March 17, 2023
Jesse Lipson

/s/ Julie Richardson	Director	March 17, 2023
Julie Richardson

/s/ Andrew Sheehan	Director	March 17, 2023
Andrew Sheehan

/s/ Evan Skorpen	Director	March 17, 2023
Evan Skorpen

/s/ Hillary Smith	Director	March 17, 2023
Hillary Smith

/s/ Seth Waugh	Director	March 17, 2023
Seth Waugh

/s/ Tamar Yehoshua	Director	March 17, 2023
Tamar Yehoshua