Form 10-Q
period 2023-04-30
Yext, Inc.
filed 2023-06-07
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 25, 2023, the registrant had 124,029,157 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$216,850	$190,214
Accounts receivable, net of allowances of $1,602 and $868, respectively	58,340	109,727
Prepaid expenses and other current assets	17,236	15,629
Costs to obtain revenue contracts, current	30,493	31,023
Total current assets	322,919	346,593
Property and equipment, net	57,749	62,071
Operating lease right-of-use assets	82,137	85,463
Costs to obtain revenue contracts, non-current	18,444	21,037
Goodwill	4,532	4,477
Intangible assets, net	187	193
Other long term assets	2,824	3,927
Total assets	$488,792	$523,761
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$32,785	$49,017
Unearned revenue, current	197,046	223,706
Operating lease liabilities, current	17,722	18,155
Total current liabilities	247,553	290,878
Operating lease liabilities, non-current	97,058	100,534
Other long term liabilities	3,594	4,326
Total liabilities	348,205	395,738
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2023 and January 31, 2023; zero shares issued and outstanding at April 30, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2023 and January 31, 2023; 145,127,434 and 142,684,128 shares issued at April 30, 2023 and January 31, 2023, respectively; 124,214,252 and 122,334,515 shares outstanding at April 30, 2023 and January 31, 2023, respectively	145	142
Additional paid-in capital	914,608	897,368
Accumulated other comprehensive loss	(3,271)	(3,617)
Accumulated deficit	(676,954)	(676,542)
Treasury stock, at cost	(93,941)	(89,328)
Total stockholders’ equity	140,587	128,023
Total liabilities and stockholders’ equity	$488,792	$523,761
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2023	2022
Revenue	$99,453	$98,802
Cost of revenue	21,350	24,728
Gross profit	78,103	74,074
Operating expenses:
Sales and marketing	43,996	60,779
Research and development	16,753	17,302
General and administrative	18,586	21,495
Total operating expenses	79,335	99,576
Loss from operations	(1,232)	(25,502)
Interest income	1,534	25
Interest expense	(73)	(143)
Other (expense) income, net	(320)	129
Loss from operations before income taxes	(91)	(25,491)
(Provision for) benefit from income taxes	(321)	(348)
Net loss	$(412)	$(25,839)

Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.20)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,266,684	131,144,055

Other comprehensive income (loss):
Foreign currency translation adjustment	$350	$(3,414)
Unrealized loss on marketable securities, net	(4)	—
Total comprehensive loss	$(66)	$(29,253)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	142	897,368	(3,617)	(676,542)	(89,328)	128,023
Exercise of stock options	1,256	1	7,243	—	—	—	7,244
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	682	1	(3,241)	—	—	—	(3,240)
Issuance of restricted stock	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(564)	—	—	—	—	(4,613)	(4,613)
Other comprehensive income	—	—	—	346	—	—	346
Net loss	—	—	—	—	(412)	—	(412)
Balance, April 30, 2023	124,214	$145	$914,608	$(3,271)	$(676,954)	$(93,941)	$140,587
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2023	2022
Operating activities:
Net loss	$(412)	$(25,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,668	4,387
Bad debt expense	975	(650)
Stock-based compensation expense	11,012	18,086
Amortization of operating lease right-of-use assets	2,293	2,370
Other, net	100	302
Changes in operating assets and liabilities:
Accounts receivable	50,614	42,680
Prepaid expenses and other current assets	(1,657)	(5,685)
Costs to obtain revenue contracts	3,329	4,383
Other long term assets	1,094	678
Accounts payable, accrued expenses and other current liabilities	(15,047)	4,987
Unearned revenue	(27,337)	(24,519)
Operating lease liabilities	(2,904)	(3,151)
Other long term liabilities	16	(168)
Net cash provided by operating activities	26,744	17,861
Investing activities:
Capital expenditures	(944)	(1,644)
Net cash used in investing activities	(944)	(1,644)
Financing activities:
Proceeds from exercise of stock options	7,271	311
Repurchase of common stock	(4,583)	(27,142)
Payments for taxes related to net share settlement of stock-based compensation awards	(3,237)	—
Payments of deferred financing costs	(64)	(68)
Proceeds, net from employee stock purchase plan withholdings	925	606
Net cash provided by (used in) financing activities	312	(26,293)
Effect of exchange rate changes on cash and cash equivalents	524	(3,365)
Net increase (decrease) in cash and cash equivalents	26,636	(13,441)
Cash and cash equivalents at beginning of period	190,214	261,210
Cash and cash equivalents at end of period	$216,850	$247,769
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2024, for example, are to the fiscal year ending January 31, 2024.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 17, 2023 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2024, or any other period.
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

Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company adopted this standard on a prospective basis during the three months ended April 30, 2023 and there was no material impact on the Company's consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Answers platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Answers platform. Professional services revenue accounted for approximately 9% of the Company's total revenue for each of the three months ended April 30, 2023 and 2022.
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

	Three months ended April 30,
(in thousands)	2023	2022
North America	$78,500	$78,709
International	20,953	20,093
Total revenue	$99,453	$98,802

North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 19% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2023.
The Company's revenue attributable to the United States represented 80% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2022.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2023, unearned revenue, current was $197.0 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was not significant. Revenue recognized of $87.3 million during the three months ended April 30, 2023 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2023 and January 31, 2023, customer deposits of $1.3 million and $0.3 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2023, the Company had $427.9 million of remaining performance obligations, of which $373.1 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2023, the Company had $447.7 million of remaining performance obligations.

4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	April 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	50,407	$—	$—	$50,407
U.S. treasury securities	93,403	—	(13)	93,390
Total marketable securities	$143,810	$—	$(13)	$143,797

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	40,372	—	(9)	40,363
Total marketable securities	$108,537	$—	$(9)	$108,528
As of April 30, 2023 and January 31, 2023, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the three months ended April 30, 2023 and 2022, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2023 and January 31, 2023, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	April 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,407	$—	$—	$50,407
U.S. treasury securities	—	93,390	—	93,390
Included in cash and cash equivalents	$50,407	$93,390	$—	$143,797

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	—	40,363	—	40,363
Included in cash and cash equivalents	$68,165	$40,363	$—	$108,528
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
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Computer software	$20,717	$21,049
Office equipment	21,884	21,533
Furniture and fixtures	8,525	8,523
Leasehold improvements	62,783	63,371
Construction in progress	105	107
Software in progress	1,211	699
Total property and equipment, gross	115,225	115,282
Less: accumulated depreciation	(57,476)	(53,211)
Total property and equipment, net	$57,749	$62,071
As of April 30, 2023 and January 31, 2023, the Company's property and equipment, net attributable to the United States was 89% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.7 million and $4.4 million for the three months ended April 30, 2023 and 2022, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Accounts payable	$4,351	$7,264
Accrued employee compensation	13,969	23,621
Accrued Publisher Network fees	3,282	3,220
Accrued professional services and associated costs	2,105	2,328
Accrued employee stock purchase plan withholdings liability	542	1,736
Other current liabilities	8,536	10,848
Total accounts payable, accrued expenses and other current liabilities	$32,785	$49,017

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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2023, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,893,381 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of April 30, 2023, the number of shares available for future award under the 2016 Plan is 8,645,455.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2023	4,593,704	$6.45	3.09	$5,020
Granted	—	$—
Exercised	(1,255,500)	$5.77
Forfeited or canceled	—	$—
Balance, April 30, 2023	3,338,204	$6.70	2.82	$8,481
Vested and expected to vest	3,338,204	$6.70	2.82	$8,481
Exercisable at April 30, 2023	3,338,204	$6.70	2.82	$8,481
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2023. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $4.2 million and $0.5 million for the three months ended April 30, 2023 and 2022, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	11,564,867	$8.00
Granted	529,768	$9.38
Vested and converted to shares	(1,042,572)	$10.39
Forfeited or canceled	(855,452)	$9.01
Balance as of April 30, 2023	10,196,611	$7.74
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $9.38 and $7.58 per share for the three months ended April 30, 2023 and 2022, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2023, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,223,345 shares. As of April 30, 2023, a total of 4,790,396 shares of the Company's common stock are available for sale to employees under the ESPP.
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
In connection with the offering period which ended on March 15, 2023, 491,600 shares of common stock were purchased under the ESPP at a purchase price of $4.31 per share for total proceeds of $2.1 million.
A new offering period began on March 15, 2023 and will end on September 15, 2023. As of April 30, 2023, 218,750 shares are estimated to be purchased at the end of the offering period and $0.5 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 55.12% and 48.87%, and risk-free rates of 4.73% and 0.86%, for the three months ended April 30, 2023 and 2022, respectively.
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
During the three months ended April 30, 2023 and 2022, the Company recorded stock-based compensation expense associated with the ESPP of $0.4 million for each period. As of April 30, 2023, total unrecognized compensation cost related to the ESPP was $0.5 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.38 years.

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
As of April 30, 2023, the market conditions accompanying the performance-based restricted stock units were not satisfied and therefore, no shares vested. During the three months ended April 30, 2023 and 2022, the Company recognized stock-based compensation expense related to performance-based restricted stock of approximately $0.9 million and $0.4 million, respectively. As of April 30, 2023, the total unrecognized stock-based compensation expense related to unvested performance-based restricted stock was $7.6 million. This expense is expected to be amortized over a weighted-average vesting period of 2.89 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended April 30,
(in thousands)	2023	2022
Cost of revenue	$644	$1,382
Sales and marketing	3,819	6,376
Research and development	2,795	4,520
General and administrative	3,754	5,808
Total stock-based compensation expense	$11,012	$18,086
During the three months ended April 30, 2023 and 2022, the Company capitalized $0.1 million of stock-based compensation expense related to software development for each period.

As of April 30, 2023, there was approximately $79.2 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.66 years.

9. Equity
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2023:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,256	1	7,243	—	—	—	7,244
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	682	1	(3,241)	—	—	—	(3,240)
Issuance of restricted stock	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(564)	—	—	—	—	(4,613)	(4,613)
Other comprehensive income	—	—	—	346	—	—	346
Net loss	—	—	—	—	(412)	—	(412)
Balance, April 30, 2023	124,214	$145	$914,608	$(3,271)	$(676,954)	$(93,941)	$140,587
The following table summarizes the changes in stockholders' equity during the three months ended April 30, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	$139	$855,284	$(3,601)	$(636,443)	$(42,459)	$172,920

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of April 30, 2023 and January 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
 As of April 30, 2023 and January 31, 2023, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

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
Treasury Stock
As of April 30, 2023, the Company had 20,913,182 shares of treasury stock carried at its cost basis of $93.9 million. As of January 31, 2023, the Company had 20,349,613 shares of treasury stock carried at its cost basis of $89.3 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. During the three months ended April 30, 2023, 563,569 shares were purchased for a total cost of $4.6 million. As of April 30, 2023, 14,407,848 shares have been purchased for a total cost of $82.0 million since the commencement of the program and approximately $18.0 million remains available for future purchases.
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
10. Debt
On March 11, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, the Company entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with the December 2022 Credit Facility.
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
As amended, the revolving loans bear interest, at the Company's election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 2.50% and SOFR plus 3.00%, depending on the Company's average daily usage of the revolving loan facility, and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on the Company's average daily usage of the revolving loan facility.
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
        As of April 30, 2023, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.0 million available and $14.0 million in letters of credit allocated as security in connection with office space.
Following the closure of SVB by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of SVBB, and assumed all customer deposits and certain other liabilities of SVBB. As such, First Citizens assumed SVB’s obligations under the Credit Facility.

11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2023 and 2022, the Company recorded a (provision for) benefit from income taxes of $(0.3) million for each period.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to full valuation allowances related to the Company's net deferred tax assets in the U.S. and in certain foreign jurisdictions, U.S. state income taxes, and foreign income taxes on profitable jurisdictions. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance on a jurisdictional basis if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. To the extent sufficient positive evidence becomes available, a portion of the valuation allowance against certain net deferred tax assets could be released in the future and would result in a non-cash income tax benefit in the period of release.
12. Leases
The Company's operating lease arrangements are principally for office space. As of April 30, 2023, the Company had $17.7 million of operating lease liabilities, current, $97.1 million of operating lease liabilities, non-current, $82.1 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.6 years and a weighted-average discount rate of 6.1%, as of April 30, 2023. During the three months ended April 30, 2023, the Company paid $4.7 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the three months ended April 30, 2023 and 2022, the Company recognized $6.5 million and $6.6 million of lease expense, respectively, which consisted of the following:

	Three months ended April 30,
(in thousands)	2023	2022
Operating lease expense	$4,065	$4,280
Short-term lease expense	151	206
Variable lease expense	2,266	2,145
Total lease expense	$6,482	$6,631
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
        As of April 30, 2023, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2024 (remainder of fiscal year)	$14,310	$26,173
2025	17,300	14,506
2026	19,182	4,278
2027	19,276	1,580
2028	19,374	288
2029 and thereafter	55,724	112
Total	$145,166	$46,937
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

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(412)	$(25,839)
Denominator:
Weighted-average common shares outstanding	123,266,684	131,144,055
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.20)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been antidilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2023	2022
Options to purchase common stock	3,338,204	5,562,682
Restricted stock and restricted stock units	10,196,611	10,282,007
Shares estimated to be purchased under ESPP	218,750	340,938
Performance-based restricted stock units	2,000,000	2,000,000
Total anti-dilutive common equivalent shares	15,753,565	18,185,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 17, 2023. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2024, for example, are to the fiscal year ending January 31, 2024.
Macroeconomic Conditions
Our results of operations may be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and the COVID-19 pandemic. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain, which has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
Near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the macroeconomic uncertainty increases, we may continue to experience a negative impact on existing and potential customers, that may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. Therefore, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions on our business.
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. As of April 30, 2023, customer count increased 5% year-over-year to over 2,970.
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
ARR is independent of historical revenue, unearned revenue, remaining performance obligations or any other GAAP financial measure over any period. It should be considered in addition to, not as a substitute for, nor superior to or in isolation from, these measures and other measures prepared in accordance with GAAP. We believe ARR-based metrics provides insight into the performance of our recurring revenue business model while mitigating fluctuations in billing and contract terms.
The following tables provide our ARR for the periods presented:

	April 30,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$326,058	$310,312	$15,746	5%
Third-Party Reseller Customers	72,232	76,671	(4,439)	(6)%
Total Annual Recurring Revenue	$398,290	$386,983	$11,307	3%

	Apr. 30, 2023	Jan. 31, 2023	Oct. 31, 2022	Jul. 31, 2022	Apr. 30, 2022
(in thousands)
Direct Customers	$326,058	$327,017	$317,280	$312,129	$310,312
Third-Party Reseller Customers	72,232	73,343	72,258	74,857	76,671
Total Annual Recurring Revenue	$398,290	$400,360	$389,538	$386,986	$386,983

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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers. The following table provides our dollar-based net retention rate for the three months ended April 30, 2023 and 2022:

	April 30,
	2023	2022
Direct Customers	97%	98%
Third-Party Reseller Customers	92%	94%
Total Customers	96%	97%

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2023	2022
Revenue	$99,453	$98,802
Cost of revenue(1)	21,350	24,728
Gross profit	78,103	74,074
Operating expenses:
Sales and marketing(1)	43,996	60,779
Research and development(1)	16,753	17,302
General and administrative(1)	18,586	21,495
Total operating expenses	79,335	99,576
Loss from operations	(1,232)	(25,502)
Interest income	1,534	25
Interest expense	(73)	(143)
Other (expense) income, net	(320)	129
Loss from operations before income taxes	(91)	(25,491)
(Provision for) benefit from income taxes	(321)	(348)
Net loss	$(412)	$(25,839)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2023	2022
Cost of revenue	$644	$1,382
Sales and marketing	3,819	6,376
Research and development	2,795	4,520
General and administrative	3,754	5,808
Total stock-based compensation expense	$11,012	$18,086

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	21	25
Gross profit	78.5	75.0
Operating expenses:
Sales and marketing	44	62
Research and development	17	17
General and administrative	19	22
Total operating expenses	80	101
Loss from operations	(1)	(26)
Interest income	1	—
Interest expense	—	—
Other (expense) income, net	—	—
Loss from operations before income taxes	—	(26)
(Provision for) benefit from income taxes	—	—
Net loss	—%	(26)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended April 30, 2023 Compared to Three Months Ended April 30, 2022
Revenue

	Three months ended April 30,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$99,453	$98,802	$651	1%
Cost of revenue	21,350	24,728	$(3,378)	(14)%
Gross profit	$78,103	$74,074	$4,029	5%
Gross margin	78.5%	75.0%
Total revenue was $99.5 million for the three months ended April 30, 2023, compared to $98.8 million for the three months ended April 30, 2022, an increase of $0.7 million or 1%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue recognized from subscriptions and associated support to our platform was 91%, while revenue recognized from professional services was 9%, for each of the three months ended April 30, 2023 and 2022, respectively.
Revenue for the three months ended April 30, 2023, included a negative impact from foreign currency exchange rates of approximately $1.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended April 30,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$80,045	$77,233	$2,812	4%
Third-Party Reseller Customers	19,408	21,569	(2,161)	(10)%
Total Revenue	$99,453	$98,802	$651	1%
Revenue attributable to direct customers was $80.0 million for the three months ended April 30, 2023, compared to $77.2 million for the three months ended April 30, 2022. The increase of $2.8 million or 4%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $19.4 million for the three months ended April 30, 2023, compared to $21.6 million for the three months ended April 30, 2022, a decrease of $2.2 million or 10%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $21.4 million for the three months ended April 30, 2023, compared to $24.7 million for the three months ended April 30, 2022, a decrease of $3.4 million or 14%. This decrease was primarily driven by employee-related costs, as personnel-related costs decreased $2.8 million and stock-based compensation expense decreased $0.7 million, reflecting lower headcount. These decreases were partially offset by a $0.4 million increase in costs associated with our data centers.
Gross margin was 78.5% for the three months ended April 30, 2023, compared to 75.0% for the three months ended April 30, 2022 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$43,996	$60,779	$(16,783)	(28)%
Research and development	$16,753	$17,302	$(549)	(3)%
General and administrative	$18,586	$21,495	$(2,909)	(14)%
Sales and marketing expense was $44.0 million for the three months ended April 30, 2023, compared to $60.8 million for the three months ended April 30, 2022, a decrease of $16.8 million or 28%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $11.1 million and stock-based compensation expense decreased $2.6 million, reflecting lower headcount. In addition, advertising costs decreased $0.7 million due to certain brand media campaigns in the prior period and conferences and events decreased $0.5 million.

Research and development expense was $16.8 million for the three months ended April 30, 2023, relatively consistent compared to $17.3 million for the three months ended April 30, 2022, a decrease of $0.5 million or 3%. The decrease was primarily driven by stock-based compensation expense which decreased $1.7 million, largely due to decreases in the fair value of awards granted. This decrease was partially offset by a $0.5 million increase in personnel-related costs, as well as smaller increases in depreciation expense, among others.
General and administrative expense was $18.6 million for the three months ended April 30, 2023, compared to $21.5 million for the three months ended April 30, 2022, a decrease of $2.9 million or 14%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $2.1 million and personnel-related costs decreased $1.5 million, reflecting lower headcount. In addition, professional related costs decreased $1.4 million. These decreases were partially offset by a $1.6 million increase in bad debt expense, as well as smaller increases in depreciation expense and software expense, among others.
Net Loss
Net loss was $0.4 million and $25.8 million for the three months ended April 30, 2023 and 2022, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) adjusted to exclude the effects of stock-based compensation expense. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, which may vary for reasons unrelated to overall operating performance.
We use non-GAAP net income (loss) in conjunction with traditional GAAP net income (loss) as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies.
Adjusted EBITDA (loss) is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA (loss) as net income (loss) before (1) interest income (expense), net, (2) provision for income taxes, (3) depreciation and amortization, (4) other income (expense), net, and (5) stock-based compensation expense. The most directly comparable GAAP financial measure to Adjusted EBITDA (loss) is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA (loss), including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA (loss) is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.
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
Our non-GAAP financial measures may be limited in their usefulness because they do not present the full economic effect of the expenses mentioned above. We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the most closely related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net income (loss) and Adjusted EBITDA (loss) in conjunction with GAAP net income (loss).
The following table reconciles our GAAP net loss to non-GAAP net income (loss):

	Three months ended April 30,
(in thousands)	2023	2022
GAAP net loss	$(412)	$(25,839)
Plus: Stock-based compensation expense	11,012	18,086
Non-GAAP net income (loss)	$10,600	$(7,753)

The following table reconciles our GAAP net loss to Adjusted EBITDA (loss):

	Three months ended April 30,
(in thousands)	2023	2022
GAAP net loss	$(412)	$(25,839)
Interest (income) expense	(1,461)	118
Provision for income taxes	321	348
Depreciation and amortization	4,668	4,387
Other expense (income)	320	(129)
Stock-based compensation expense	11,012	18,086
Adjusted EBITDA (loss)	$14,448	$(3,029)
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended April 30,
(in thousands)	2023	2022	Growth Rates
Revenue (GAAP)	$99,453	$98,802	1%
Effects of foreign currency rate fluctuations	1,334
Revenue on a constant currency basis (Non-GAAP)	$100,787		2%

Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash and cash equivalents of $216.9 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
Credit Arrangements
On March 11, 2020, we entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). In January 2021, we amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, we entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with the December 2022 Credit Facility.
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
        As of April 30, 2023, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.0 million available and $14.0 million in letters of credit allocated as security in connection with office space.
Following the closure of SVB by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of SVBB, and assumed all customer deposits and certain other liabilities of SVBB. As such, First Citizens assumed SVB’s obligations under the Credit Facility.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. During the three months ended April 30, 2023, 563,569 shares were purchased for a total cost of $4.6 million. As of April 30, 2023, 14,407,848 shares have been purchased for a total cost of $82.0 million since the commencement of the share repurchase program and approximately $18.0 million remains available for future purchases.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$26,744	$17,861
Net cash used in investing activities	$(944)	$(1,644)
Net cash provided by (used in) financing activities	$312	$(26,293)
Operating Activities
Net cash provided by operating activities of $26.7 million for the three months ended April 30, 2023 reflected our net loss of $0.4 million, adjusted by non-cash charges including stock-based compensation expense of $11.0 million, depreciation and amortization expense of $4.7 million, and amortization of operating lease right-of-use assets of $2.3 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $50.6 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $3.3 million. These increases were partially offset by changes in unearned revenue of $27.3 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $15.0 million, operating lease liabilities of $2.9 million, and prepaid expenses and other current assets of $1.7 million.
Net cash provided by operating activities of $17.9 million for the three months ended April 30, 2022 reflected our net loss of $25.8 million, adjusted by non-cash charges including stock-based compensation expense of $18.1 million, depreciation and amortization expense of $4.4 million, and amortization of operating lease right-of-use assets of $2.4 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $42.7 million, mainly due to timing of billing and cash collections during the period, as well as changes in accounts payable, accrued expenses and other current liabilities of $5.0 million and changes in costs to obtain revenue contracts of $4.4 million. These increases were partially offset by changes in unearned revenue of $24.5 million, prepaid expenses and other current assets of $5.7 million, and operating lease liabilities of $3.2 million.

Investing Activities
Net cash used in investing activities of $0.9 million for the three months ended April 30, 2023 reflected capital expenditures.
Net cash used in investing activities of $1.6 million for the three months ended April 30, 2022 reflected capital expenditures.
Financing Activities
Net cash provided by financing activities of $0.3 million for the three months ended April 30, 2023 reflected proceeds from exercise of stock options of $7.3 million as well as net proceeds from employee stock purchase plan withholdings of $0.9 million. These increases were partially offset by $4.6 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $3.2 million.
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
Contractual Obligations
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period derived from month-end spot rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2023 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of April 30, 2023, we had cash and cash equivalents of $216.9 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Financial Institution Risk
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure and our balances may be uninsured in certain cases. For example, on March 10, 2023, SVB was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. We do not expect further developments with such banks to have a material impact on our cash and cash equivalents balance, expected results of operations or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We experienced revenue growth rates of 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, and 1% from the quarter ended April 30, 2022 to the quarter ended April 30, 2023. We expect our growth in the coming year to be slower. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this may negatively impact our revenue growth rates. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $0.4 million for the quarter ended April 30, 2023 and $65.9 million, $93.3 million, and $94.7 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of April 30, 2023, we had an accumulated deficit of $677.0 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we are reducing operating expenses in the near term, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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
Our headcount and operations have grown substantially since the Company went public. We increased the number of our full-time employees from over 450 as of January 31, 2016 to approximately 1,200 as of January 31, 2023 and have hired several members of our senior management team in recent years. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) overall headcount that took effect in the three months ended April 30, 2023.
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
Identifying and recruiting qualified sales personnel and training them on our products requires significant time, expense and attention. Our financial results will suffer if our efforts to recruit for, train and retain our sales force do not generate a corresponding increase in revenue. We have hired a significant number of sales personnel in recent years. If new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain and develop talented sales personnel, we may not be able to realize the expected benefits of this investment or increase our revenue.
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
•natural disasters, pandemics, acts of terrorism, war (including ongoing geopolitical tensions related to Russia’s actions in the Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions) and other events beyond our control; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform and/ or our services, the acquisition of our customers by other companies and deteriorating general economic conditions. For example, as a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a general decline in our retention rate. Challenging macroeconomic conditions may also contribute to similar results. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
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
Additionally, the process of designing, implementing and maintaining internal control over financial reporting required to comply with Section 404 is time consuming, costly and complicated. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required, new or improved controls, or difficulties encountered in their implementation and maintenance could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Deficiencies in our internal control over financial reporting that are identified in such assessments may be deemed to be material weaknesses or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
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
As we continue to develop new features, the methodology and assumptions used to estimate new market opportunities may differ materially from methodologies and assumptions previously used to estimate total addressable market with respect to locations. With the addition of new products and features including our search product, we are targeting and positioning our platform towards new markets. To estimate the size of these new markets and their growth rates, we have relied on historical estimates and forecasts provided by industry publications and other third-party sources, including Gartner. We have not independently verified these estimates published by third parties and cannot assure you of their accuracy or completeness. The target markets in which we operate are also subject to a high degree of uncertainty and risk. Our customers as well as analysts, market participants, and others may disagree with our assessment of our target markets and we may never successfully compete in these markets. In addition, third parties may have different assessments of the size of the markets in which our products compete.
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
In addition, our credit facility was provided by SVB. Following the closure of SVB by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A ("SVBB"). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of SVBB, and assumed all customer deposits and certain other liabilities of SVBB. As such, First Citizens assumed SVB’s obligations under the Credit Facility. There can be no assurance that similar guarantees or actions will be made or taken in the event of further bank closures and continued instability in the global banking system. Inability to access our credit facility or our need to use alternative cash to support the letters of credit could adversely affect our business.
Our cash and cash equivalents may be exposed to failure of our banking institutions.
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, SVB was unable to continue their operations and the FDIC was appointed as receiver for SVB. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. We do not expect further developments with such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new features and enhance our existing features, expand our operations, including our sales and marketing organizations and our presence outside of the United States, expand office space including into new facilities, improve our infrastructure or acquire complementary businesses, technologies, services, features and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly if interest rates continue to rise. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop feature enhancements and respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
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
We receive, store and process various types of data, including personal data, from and about customers, including third-party reseller customers, partners, end users of our services, and in limited cases, end consumers, as well as data from and about our personnel and service providers. In connection with future feature offerings, we may receive, store and process additional types of data, including personal data. Our processing of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data processing is also subject to contractual obligations and industry standards.
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage, and security of personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. The amended law also created a new state agency that will be vested with authority to implement and enforce other aspects of the CCPA. State privacy laws that impose similar obligations and are likewise enforced by regulators have been enacted in Colorado, Connecticut, Utah and Virginia, as of February 2023. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may also enact legislation similar to the state privacy laws already adopted.
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
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom have laws and regulations dealing with the processing of personal data obtained about their residents, which in certain cases are more restrictive than those in the United States. We expect that additional jurisdictions may enact similar requirements. Laws and regulations in these jurisdictions can apply broadly to the collection, use, storage, disclosure and security of various types of data, including personal data, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses.
In particular, the European Union, General Data Protection Regulation, or GDPR, became effective in May 2018. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially align with requirements under the GDPR and provide for similar penalties. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom.
In addition, there has been uncertainty regarding transfers of certain personal data from the European Economic Area, Switzerland, and the United Kingdom following Brexit as well as the invalidation of both the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield. While alternative transfer mechanisms, such as Standard Contractual Clauses, are available to Yext and its customers for such transfers, the use of these transfer mechanisms, in addition to related developments and uncertainty, could require us to implement additional contractual and technical safeguards for personal data transferred out of the European Economic Area, Switzerland, and the United Kingdom, which may increase compliance and related costs and risks, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, operating results and financial condition. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk associated with cross-border data transfers or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Economic Area, Switzerland and the United Kingdom to the United States.
These domestic and foreign laws and regulations relating to privacy and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for laws and regulations that have recently been enacted. Application of laws and regulations may be inconsistent or may conflict among jurisdictions resulting in additional complexity and increased legal risk. In addition, these requirements have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies and may strain our technical capabilities. In addition as we, our customers and potential customers evaluate the impact of new laws and regulations, sales cycles have lengthened and transaction costs have increased as customers conduct additional diligence and as contractual obligations under the new regulations are negotiated.
To protect the personal data that we process, including payment card information, we have implemented technical and organizational measures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, destruction, or misappropriation caused by systems failures, unauthorized access or other misuse. Notwithstanding these measures, we could experience security incidents or be subject to liability claims relating to information security by individuals and customers whose data resides in our databases. We are also required to comply with applicable industry standards with respect to our handling of payment card information. If we fail to meet appropriate compliance levels for payment card data specifically, this could negatively impact our ability to utilize payment cards as a method of payment, and/or collect and store payment card information, which could disrupt our business.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or information security may result in governmental investigations and enforcement actions, litigation, fines and penalties, consumer actions, and/ or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. This could materially affect our business, operating results, and financial condition. Furthermore, our third-party reseller customers, over which we have more limited control, may not comply with the laws, regulations, and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability.
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
We are subject to anti-corruption and anti-bribery, laws, and anti-money laundering laws and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
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
We may not declare or pay cash dividends on our capital stock in the near future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay dividends may be limited by our credit facility. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
Share repurchases could affect our stock price and increase its volatility and will diminish our cash reserves.
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of April 30, 2023, we had repurchased 14,407,848 shares using $82.0 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the three months ended April 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2023 - February 28, 2023	254,515	$7.35	254,515	$20.7
March 1, 2023 - March 31, 2023	192,023	$8.92	192,023	$19.0
April 1, 2023 - April 30, 2023	117,031	$8.80	117,031	$18.0
Total	563,569		563,569
See Note 9 "Equity", to our condensed consolidated financial statements for further discussion on our share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1	Resignation Letter dated March 8, 2023	8-K	333-216642	10.1	3/9/2023
10.2#	Form of Performance-Based Restricted Stock Unit Agreement Under 2016 Equity Incentive Plan.					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2023 and January 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders' Equity as of April 30, 2023 and January 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
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

Date: June 7, 2023	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)