Form 10-Q
period 2023-07-31
Yext, Inc.
filed 2023-09-06
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 24, 2023, the registrant had 124,483,298 shares of common stock, $0.001 par value per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$200,527	$190,214
Accounts receivable, net of allowances of $1,026 and $868, respectively	54,521	109,727
Prepaid expenses and other current assets	16,307	15,629
Costs to obtain revenue contracts, current	29,206	31,023
Total current assets	300,561	346,593
Property and equipment, net	54,274	62,071
Operating lease right-of-use assets	79,897	85,463
Costs to obtain revenue contracts, non-current	16,679	21,037
Goodwill	4,535	4,477
Intangible assets, net	181	193
Other long term assets	3,225	3,927
Total assets	$459,352	$523,761
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$35,031	$49,017
Unearned revenue, current	169,505	223,706
Operating lease liabilities, current	17,464	18,155
Total current liabilities	222,000	290,878
Operating lease liabilities, non-current	94,476	100,534
Other long term liabilities	3,855	4,326
Total liabilities	320,331	395,738
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2023 and January 31, 2023; zero shares issued and outstanding at July 31, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2023 and January 31, 2023; 146,229,520 and 142,684,128 shares issued at July 31, 2023 and January 31, 2023, respectively; 124,653,845 and 122,334,515 shares outstanding at July 31, 2023 and January 31, 2023, respectively	146	142
Additional paid-in capital	923,094	897,368
Accumulated other comprehensive loss	(3,475)	(3,617)
Accumulated deficit	(680,391)	(676,542)
Treasury stock, at cost	(100,353)	(89,328)
Total stockholders’ equity	139,021	128,023
Total liabilities and stockholders’ equity	$459,352	$523,761
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Revenue	$102,598	$100,869	$202,051	$199,671
Cost of revenue	22,393	27,082	43,743	51,810
Gross profit	80,205	73,787	158,308	147,861
Operating expenses:
Sales and marketing	47,591	54,105	91,587	114,884
Research and development	18,890	18,819	35,643	36,121
General and administrative	17,955	20,384	36,541	41,879
Total operating expenses	84,436	93,308	163,771	192,884
Loss from operations	(4,231)	(19,521)	(5,463)	(45,023)
Interest income	1,840	185	3,374	210
Interest expense	(88)	(129)	(161)	(272)
Other (expense) income, net	(297)	138	(617)	267
Loss from operations before income taxes	(2,776)	(19,327)	(2,867)	(44,818)
(Provision for) benefit from income taxes	(661)	(664)	(982)	(1,012)
Net loss	$(3,437)	$(19,991)	$(3,849)	$(45,830)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.16)	$(0.03)	$(0.36)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,358,526	124,234,226	123,821,653	127,631,877

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(196)	$(2,007)	$154	$(5,421)
Unrealized loss on marketable securities, net	(8)	—	(12)	—
Total comprehensive loss	$(3,641)	$(21,998)	$(3,707)	$(51,251)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	142	897,368	(3,617)	(676,542)	(89,328)	128,023
Exercise of stock options	1,514	1	8,582	—	—	—	8,583
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,464	2	(7,754)	—	—	—	(7,752)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	22,779	—	—	—	22,779
Repurchase of common stock	(1,226)	—	—	—	—	(11,025)	(11,025)
Other comprehensive income	—	—	—	142	—	—	142
Net loss	—	—	—	—	(3,849)	—	(3,849)
Balance, July 31, 2023	124,654	$146	$923,094	$(3,475)	$(680,391)	$(100,353)	$139,021
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2023	2022
Operating activities:
Net loss	$(3,849)	$(45,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,089	8,702
Bad debt expense	602	491
Stock-based compensation expense	22,577	34,168
Amortization of operating lease right-of-use assets	4,611	4,547
Other, net	184	975
Changes in operating assets and liabilities:
Accounts receivable	54,943	45,808
Prepaid expenses and other current assets	(538)	(4,716)
Costs to obtain revenue contracts	6,554	7,583
Other long term assets	726	956
Accounts payable, accrued expenses and other current liabilities	(14,158)	242
Unearned revenue	(55,324)	(54,154)
Operating lease liabilities	(5,848)	(5,991)
Other long term liabilities	141	(86)
Net cash provided by (used in) operating activities	19,710	(7,305)
Investing activities:
Capital expenditures	(1,567)	(3,875)
Net cash used in investing activities	(1,567)	(3,875)
Financing activities:
Proceeds from exercise of stock options	8,610	525
Repurchase of common stock	(10,996)	(58,722)
Payments for taxes related to net share settlement of stock-based compensation awards	(7,750)	—
Payments of deferred financing costs	(301)	(283)
Proceeds, net from employee stock purchase plan withholdings	2,176	1,912
Net cash used in financing activities	(8,261)	(56,568)
Effect of exchange rate changes on cash and cash equivalents	431	(5,556)
Net increase (decrease) in cash and cash equivalents	10,313	(73,304)
Cash and cash equivalents at beginning of period	190,214	261,210
Cash and cash equivalents at end of period	$200,527	$187,906
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Notes to Condensed Consolidated Financial Statements

1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company") organizes a business's facts so it can deliver relevant, actionable answers to consumer questions throughout the digital ecosystem. The Answers platform lets businesses structure the facts about their brands in a database called Yext Content, formerly known as the Knowledge Graph. The platform is built to leverage the structured data stored in Yext Content to deliver a modern search experience on a business's or organization's own website, as well as across over 200 service and application providers, which the Company refers to as its Publisher Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Answers platform powers all of the Company's key features, including Listings, Pages, and Search, along with its other features and capabilities.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2024, or any other period.
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

Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. In February 2023, the Company adopted this standard on a prospective basis and there was no material impact on the Company's consolidated financial statements.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Answers platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Answers platform. Professional services revenue accounted for approximately 8% and 9% of the Company's total revenue for the six months ended July 31, 2023 and 2022, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
North America	$80,819	$81,082	$159,319	$159,791
International	21,779	19,787	42,732	39,880
Total revenue	$102,598	$100,869	$202,051	$199,671
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2023.
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
As of July 31, 2023, unearned revenue, current was $169.5 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was not significant. Revenue recognized of $152.3 million during the six months ended July 31, 2023 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2023 and January 31, 2023, customer deposits of $1.2 million and $0.3 million were included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2023, the Company had $424.5 million of remaining performance obligations, of which $370.7 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2023, the Company had $447.7 million of remaining performance obligations.

4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	July 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	50,912	$—	$—	$50,912
U.S. treasury securities	94,788	—	(22)	94,766
Total marketable securities	$145,700	$—	$(22)	$145,678

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	40,372	—	(9)	40,363
Total marketable securities	$108,537	$—	$(9)	$108,528
As of July 31, 2023 and January 31, 2023, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the six months ended July 31, 2023 and 2022, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2023 and January 31, 2023, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	July 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,912	$—	$—	$50,912
U.S. treasury securities	—	94,766	—	94,766
Included in cash and cash equivalents	$50,912	$94,766	$—	$145,678

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	—	40,363	—	40,363
Included in cash and cash equivalents	$68,165	$40,363	$—	$108,528
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
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Computer software	$22,171	$21,049
Office equipment	22,161	21,533
Furniture and fixtures	8,522	8,523
Leasehold improvements	62,716	63,371
Construction in progress	189	107
Software in progress	325	699
Total property and equipment, gross	116,084	115,282
Less: accumulated depreciation	(61,810)	(53,211)
Total property and equipment, net	$54,274	$62,071
As of July 31, 2023 and January 31, 2023, the Company's property and equipment, net attributable to the United States was 90% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $4.4 million and $9.1 million for the three and six months ended July 31, 2023, respectively and $4.3 million and $8.7 million for the three and six months ended July 31, 2022, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Accounts payable	$4,503	$7,264
Accrued employee compensation	13,242	23,621
Accrued Publisher Network fees	3,088	3,220
Accrued professional services and associated costs	2,172	2,328
Accrued employee stock purchase plan withholdings liability	1,794	1,736
Other current liabilities	10,232	10,848
Total accounts payable, accrued expenses and other current liabilities	$35,031	$49,017

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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2023, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,893,381 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of July 31, 2023, the number of shares available for future award under the 2016 Plan is 6,612,524.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2023	4,593,704	$6.45	3.09	$5,020
Granted	—	$—
Exercised	(1,514,046)	$5.67
Forfeited or canceled	—	$—
Balance, July 31, 2023	3,079,658	$6.83	2.66	$10,100
Vested and expected to vest	3,079,658	$6.83	2.66	$10,100
Exercisable at July 31, 2023	3,079,658	$6.83	2.66	$10,100
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2023. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $6.0 million and $0.7 million for the six months ended July 31, 2023 and 2022, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	11,564,867	$8.00
Granted	2,846,756	$9.46
Vested and converted to shares	(2,173,102)	$9.80
Forfeited or canceled	(1,070,755)	$8.77
Balance as of July 31, 2023	11,167,766	$7.94
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $9.46 and $6.43 per share for the six months ended July 31, 2023 and 2022, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2023, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,223,345 shares. As of July 31, 2023, a total of 4,790,396 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on March 15, 2023 and will end on September 15, 2023. As of July 31, 2023, 225,903 shares are estimated to be purchased at the end of the offering period and $1.8 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions estimated at the commencement of the new offering period and used to calculate the fair value of shares to be purchased during an ESPP offering period included expected lives of 0.5 years, expected volatility of 55.12% and 48.87%, and risk-free rates of 4.73% and 0.86%, for the six months ended July 31, 2023 and 2022, respectively.
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
During the three and six months ended July 31, 2023 and 2022, the Company recorded stock-based compensation expense associated with the ESPP of $0.3 million and $0.7 million, respectively for each period. As of July 31, 2023, total unrecognized compensation cost related to the ESPP was $0.2 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.13 years.

Performance-Based Restricted Stock Units
In March 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units ("PSUs"). This grant was outside of the Company’s 2016 Equity Incentive Plan, and will vest over approximately a four-year period following the achievement of certain stock price targets. During the six months ended July 31, 2023, the Company granted additional PSUs to certain executives under the Company’s 2016 Equity Incentive Plan, which vest over approximately a one-year period following the achievement of certain stock price targets. The Company uses a Monte Carlo simulation model to determine the fair value of PSUs and recognizes expense using the accelerated attribution method over the requisite service period.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	2,000,000	$5.72
Granted	280,000	$7.49
Vested	—	$—
Forfeited or canceled	—	$—
Balance as of July 31, 2023	2,280,000	$5.94
As of July 31, 2023, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested. During the three and six months ended July 31, 2023, the Company recognized stock-based compensation expense related to PSUs of approximately $1.1 million and $2.0 million, respectively, and $0.9 million and $1.2 million for the three and six months ended July 31, 2022, respectively. As of July 31, 2023, the total unrecognized stock-based compensation expense related to unvested PSUs was $8.6 million, which will be amortized over a weighted-average remaining period of 2.48 years.
Stock-Based Compensation Expense
        Stock-based compensation represents the cost related to stock-based awards granted in lieu of monetary payment. The Company measures stock-based compensation associated with stock-based awards issued to employees at the grant date, based on the estimated fair value of the award, and recognizes expense, net of estimated forfeitures, over the requisite service period of the applicable award generally using the straight-line method or accelerated attribution method.
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$768	$1,341	$1,412	$2,723
Sales and marketing	4,067	6,149	7,886	12,525
Research and development	2,768	4,202	5,563	8,722
General and administrative	3,962	4,390	7,716	10,198
Total stock-based compensation expense	$11,565	$16,082	$22,577	$34,168
During the three and six months ended July 31, 2023, the Company capitalized $0.1 million and $0.2 million, respectively of stock-based compensation expense related to software development, and $0.2 million and $0.3 million for the three and six months ended July 31, 2022, respectively.
As of July 31, 2023, there was approximately $90.3 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average period of approximately 2.70 years.

9. Equity
The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2023:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,256	1	7,243	—	—	—	7,244
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	682	1	(3,241)	—	—	—	(3,240)
Issuance of restricted stock	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(564)	—	—	—	—	(4,613)	(4,613)
Other comprehensive income	—	—	—	346	—	—	346
Net loss	—	—	—	—	(412)	—	(412)
Balance, April 30, 2023	124,214	145	914,608	(3,271)	(676,954)	(93,941)	140,587
Exercise of stock options	258	—	1,339	—	—	—	1,339
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	782	1	(4,513)	—	—	—	(4,512)
Issuance of restricted stock	62	—	—	—	—	—	—
Stock-based compensation	—	—	11,660	—	—	—	11,660
Repurchase of common stock	(662)	—	—	—	—	(6,412)	(6,412)
Other comprehensive loss	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	(3,437)	—	(3,437)
Balance, July 31, 2023	124,654	$146	$923,094	$(3,475)	$(680,391)	$(100,353)	$139,021

The following table summarizes the changes in stockholders' equity during the six months ended July 31, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	139	855,284	(3,601)	(636,443)	(42,459)	172,920
Exercise of stock options	74	—	191	—	—	—	191
Vested restricted stock units converted to common shares	1,081	1	(1)	—	—	—	—
Stock-based compensation	—	—	16,226	—	—	—	16,226
Repurchase of common stock	(5,386)	—	—	—	—	(28,393)	(28,393)
Other comprehensive loss	—	—	—	(2,007)	—	—	(2,007)
Net loss	—	—	—	—	(19,991)	—	(19,991)
Balance, July 31, 2022	123,833	$140	$871,700	$(5,608)	$(656,434)	$(70,852)	$138,946

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of July 31, 2023 and January 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
 As of July 31, 2023 and January 31, 2023, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of July 31, 2023, the Company had 21,575,675 shares of treasury stock carried at its cost basis of $100.4 million. As of January 31, 2023, the Company had 20,349,613 shares of treasury stock carried at its cost basis of $89.3 million.

Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. During the six months ended July 31, 2023, 1,226,062 shares were purchased for a total cost of $11.0 million. As of July 31, 2023, 15,070,341 shares have been purchased for a total cost of $88.4 million since the commencement of the program and approximately $11.6 million remained available for future purchases. In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program.
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
        As of July 31, 2023, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.0 million available and $14.0 million in letters of credit allocated as security in connection with office space.
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
11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2023 and 2022, the Company recorded a (provision for) benefit from income taxes of $(0.7) million and $(1.0) million, respectively for each period.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to full valuation allowances related to the Company's net deferred tax assets in the U.S. and certain foreign jurisdictions, U.S. state income taxes, and foreign rate differential on profitable jurisdictions. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance on a jurisdictional basis if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. To the extent sufficient positive evidence becomes available, a portion of the valuation allowance against certain net deferred tax assets could be released in the future and would result in a non-cash income tax benefit in the period of release.
12. Leases
The Company's operating lease arrangements are principally for office space. As of July 31, 2023, the Company had $17.5 million of operating lease liabilities, current, $94.5 million of operating lease liabilities, non-current, $79.9 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.4 years and a weighted-average discount rate of 6.1%, as of July 31, 2023. During the six months ended July 31, 2023, the Company paid $9.3 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the six months ended July 31, 2023 and 2022, the Company recognized $13.5 million and $13.6 million of lease expense, respectively, which consisted of the following:

	Six months ended July 31,
(in thousands)	2023	2022
Operating lease expense	$8,119	$8,315
Short-term lease expense	319	424
Variable lease expense	5,026	4,873
Total lease expense	$13,464	$13,612
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
        As of July 31, 2023, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2024 (remainder of fiscal year)	$9,495	$18,784
2025	17,350	14,567
2026	19,215	4,370
2027	19,309	1,611
2028	19,406	288
2029 and thereafter	55,749	112
Total	$140,524	$39,732
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
The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights and/or if the Company breaches its contractual agreements with a customer or in instances of negligence, fraud or willful misconduct by the Company. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any significant liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(3,437)	$(19,991)	$(3,849)	$(45,830)
Denominator:
Weighted-average common shares outstanding	124,358,526	124,234,226	123,821,653	127,631,877
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.16)	$(0.03)	$(0.36)
        Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock, restricted stock units, and performance-based restricted stock units where the market conditions have not been met are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus common equivalent shares for the period, including any dilutive effect from such shares.
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been antidilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2023	2022
Options to purchase common stock	3,079,658	4,746,845
Restricted stock and restricted stock units	11,167,766	12,230,836
Shares estimated to be purchased under ESPP	225,903	341,970
Performance-based restricted stock units	2,280,000	2,000,000
Total anti-dilutive common equivalent shares	16,753,327	19,319,651

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
Overview
Yext organizes a business's facts so it can deliver relevant, actionable answers to consumer questions throughout the digital ecosystem. Our Answers platform lets businesses structure the facts about their brands in a database called Yext Content. Our platform is built to leverage the structured data stored in Yext Content to deliver a modern search experience on a business's or organization's own website, as well as across over 200 service and application providers, which we refer to as our Publisher Network and includes Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our Answers platform powers all of our key features, including Listings, Pages, and Search, along with its other features and capabilities.
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
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of July 31, 2023, customer count was approximately 2,980.

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
The following tables provide our ARR for the periods presented:

	July 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$327,212	$312,129	$15,083	5%
Third-Party Reseller Customers	70,502	74,857	(4,355)	(6)%
Total Annual Recurring Revenue	$397,714	$386,986	$10,728	3%

	Jul. 31, 2023	Apr. 30, 2023	Jan. 31, 2023	Oct. 31, 2022	Jul. 31, 2022
(in thousands)
Direct Customers	$327,212	$326,058	$327,017	$317,280	$312,129
Third-Party Reseller Customers	70,502	72,232	73,343	72,258	74,857
Total Annual Recurring Revenue	$397,714	$398,290	$400,360	$389,538	$386,986

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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers. The following table provides our dollar-based net retention rate for the six months ended July 31, 2023 and 2022:

	July 31,
	2023	2022
Direct Customers	98%	98%
Third-Party Reseller Customers	92%	90%
Total Customers	97%	96%

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Revenue	$102,598	$100,869	$202,051	$199,671
Cost of revenue(1)	22,393	27,082	43,743	51,810
Gross profit	80,205	73,787	158,308	147,861
Operating expenses:
Sales and marketing(1)	47,591	54,105	91,587	114,884
Research and development(1)	18,890	18,819	35,643	36,121
General and administrative(1)	17,955	20,384	36,541	41,879
Total operating expenses	84,436	93,308	163,771	192,884
Loss from operations	(4,231)	(19,521)	(5,463)	(45,023)
Interest income	1,840	185	3,374	210
Interest expense	(88)	(129)	(161)	(272)
Other (expense) income, net	(297)	138	(617)	267
Loss from operations before income taxes	(2,776)	(19,327)	(2,867)	(44,818)
(Provision for) benefit from income taxes	(661)	(664)	(982)	(1,012)
Net loss	$(3,437)	$(19,991)	$(3,849)	$(45,830)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$768	$1,341	$1,412	$2,723
Sales and marketing	4,067	6,149	7,886	12,525
Research and development	2,768	4,202	5,563	8,722
General and administrative	3,962	4,390	7,716	10,198
Total stock-based compensation expense	$11,565	$16,082	$22,577	$34,168

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	22	27	22	26
Gross profit	78.2	73.2	78.4	74.1
Operating expenses:
Sales and marketing	46	54	45	58
Research and development	18	18	18	18
General and administrative	18	20	18	21
Total operating expenses	82	92	81	97
Loss from operations	(4)	(19)	(3)	(23)
Interest income	2	—	2	—
Interest expense	—	—	—	1
Other (expense) income, net	—	—	—	—
Loss from operations before income taxes	(2)	(19)	(1)	(22)
(Provision for) benefit from income taxes	(1)	(1)	(1)	(1)
Net loss	(3)%	(20)%	(2)%	(23)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022
Revenue

	Three months ended July 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$102,598	$100,869	$1,729	2%
Cost of revenue	22,393	27,082	$(4,689)	(17)%
Gross profit	$80,205	$73,787	$6,418	9%
Gross margin	78.2%	73.2%
Total revenue was $102.6 million for the three months ended July 31, 2023, compared to $100.9 million for the three months ended July 31, 2022, an increase of $1.7 million or 2%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. During the three months ended July 31, 2023 and 2022, revenue recognized from subscription and associated support to our platform was 92%, while revenue recognized from professional services was 8%, compared to 91% and 9%, respectively.
Revenue for the three months ended July 31, 2023, included a positive impact from foreign currency exchange rates of approximately $0.4 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended July 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$82,826	$79,813	$3,013	4%
Third-Party Reseller Customers	19,772	21,056	(1,284)	(6)%
Total Revenue	$102,598	$100,869	$1,729	2%
Revenue attributable to direct customers was $82.8 million for the three months ended July 31, 2023, compared to $79.8 million for the three months ended July 31, 2022. The increase of $3.0 million or 4%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $19.8 million for the three months ended July 31, 2023, compared to $21.1 million for the three months ended July 31, 2022, a decrease of $1.3 million or 6%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $22.4 million for the three months ended July 31, 2023, compared to $27.1 million for the three months ended July 31, 2022, a decrease of $4.7 million or 17%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $3.3 million and stock-based compensation expense decreased $0.6 million, reflecting lower headcount.
Gross margin was 78.2% for the three months ended July 31, 2023, compared to 73.2% for the three months ended July 31, 2022 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$47,591	$54,105	$(6,514)	(12)%
Research and development	$18,890	$18,819	$71	—%
General and administrative	$17,955	$20,384	$(2,429)	(12)%
Sales and marketing expense was $47.6 million for the three months ended July 31, 2023, compared to $54.1 million for the three months ended July 31, 2022, a decrease of $6.5 million or 12%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $3.7 million and stock-based compensation expense decreased $2.1 million, reflecting lower headcount.

Research and development expense was $18.9 million for the three months ended July 31, 2023, relatively consistent compared to $18.8 million for the three months ended July 31, 2022, an increase of $0.1 million or less than 1%. The increase was primarily driven by personnel-related costs, which increased $0.9 million, as well as smaller increases in depreciation expense, among others. This was partially offset by a $1.4 million decrease in stock-based compensation expense largely due to decreases in the fair value of awards granted.
General and administrative expense was $18.0 million for the three months ended July 31, 2023, compared to $20.4 million for the three months ended July 31, 2022, a decrease of $2.4 million or 12%. The decrease was primarily driven by a $1.5 million decrease in bad debt expense, as well as employee-related costs, as personnel-related costs decreased $0.5 million and stock-based compensation expense decreased $0.4 million, reflecting lower headcount.
Six Months Ended July 31, 2023 Compared to Six Months Ended July 31, 2022
Revenue

	Six months ended July 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$202,051	$199,671	$2,380	1%
Cost of revenue	43,743	51,810	$(8,067)	(16)%
Gross profit	$158,308	$147,861	$10,447	7%
Gross margin	78.4%	74.1%
Total revenue was $202.1 million for the six months ended July 31, 2023, compared to $199.7 million for the six months ended July 31, 2022, an increase of $2.4 million or 1%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. During the six months ended July 31, 2023 and 2022, revenue recognized from subscription and associated support to our platform was 92%, while revenue recognized from professional services was 8%, compared to 91% and 9%, respectively.
Revenue for the six months ended July 31, 2023, included a negative impact from foreign currency exchange rates of approximately $1.0 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Six months ended July 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$162,871	$157,046	$5,825	4%
Third-Party Reseller Customers	39,180	42,625	(3,445)	(8)%
Total Revenue	$202,051	$199,671	$2,380	1%
Revenue attributable to direct customers was $162.9 million for the six months ended July 31, 2023, compared to $157.0 million for the six months ended July 31, 2022. The increase of $5.8 million or 4%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $39.2 million for the six months ended July 31, 2023, compared to $42.6 million for the six months ended July 31, 2022, a decrease of $3.4 million or 8%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $43.7 million for the six months ended July 31, 2023, compared to $51.8 million for the six months ended July 31, 2022, a decrease of $8.1 million or 16%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $6.1 million and stock-based compensation expense decreased $1.3 million, reflecting lower headcount.
Gross margin was 78.4% for the six months ended July 31, 2023, compared to 74.1% for the six months ended July 31, 2022 as reflected in the discussion above.

Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$91,587	$114,884	$(23,297)	(20)%
Research and development	$35,643	$36,121	$(478)	(1)%
General and administrative	$36,541	$41,879	$(5,338)	(13)%
Sales and marketing expense was $91.6 million for the six months ended July 31, 2023, compared to $114.9 million for the six months ended July 31, 2022, a decrease of $23.3 million or 20%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $14.8 million and stock-based compensation expense decreased $4.6 million, reflecting lower headcount. In addition, conferences and events, and advertising costs each decreased $0.6 million.
Research and development expense was $35.6 million for the six months ended July 31, 2023, relatively consistent compared to $36.1 million for the six months ended July 31, 2022, a decrease of $0.5 million or 1%. The decrease was primarily driven by stock-based compensation expense which decreased $3.2 million, largely due to decreases in the fair value of awards granted. This decrease was partially offset by a $1.4 million increase in personnel-related costs, as well as smaller increases in depreciation expense, among others.
General and administrative expense was $36.5 million for the six months ended July 31, 2023, compared to $41.9 million for the six months ended July 31, 2022, a decrease of $5.3 million or 13%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $2.5 million and personnel-related costs decreased $2.0 million, reflecting lower headcount. In addition, professional related costs decreased $1.6 million. These decreases were partially offset by smaller increases in depreciation expense, among others.
Net Loss
Net loss was $3.4 million and $3.8 million for the three and six months ended July 31, 2023, respectively and $20.0 million and $45.8 million for the three and six months ended July 31, 2022, respectively.
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

The following table reconciles our GAAP net loss to non-GAAP net income (loss):

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
GAAP net loss	$(3,437)	$(19,991)	$(3,849)	$(45,830)
Plus: Stock-based compensation expense	11,565	16,082	22,577	34,168
Non-GAAP net income (loss)	$8,128	$(3,909)	$18,728	$(11,662)
The following table reconciles our GAAP net loss to Adjusted EBITDA (loss):

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
GAAP net loss	$(3,437)	$(19,991)	$(3,849)	$(45,830)
Interest (income) expense	(1,752)	(56)	(3,213)	62
Provision for income taxes	661	664	982	1,012
Depreciation and amortization	4,420	4,315	9,089	8,702
Other expense (income)	297	(138)	617	(267)
Stock-based compensation expense	11,565	16,082	22,577	34,168
Adjusted EBITDA (loss)	$11,754	$876	$26,203	$(2,153)
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended July 31,
(in thousands)	2023	2022	Growth Rates
Revenue (GAAP)	$102,598	$100,869	2%
Effects of foreign currency rate fluctuations	(367)
Revenue on a constant currency basis (Non-GAAP)	$102,231		1%

	Six months ended July 31,
	2023	2022	Growth Rates
Revenue (GAAP)	$202,051	$199,671	1%
Effects of foreign currency rate fluctuations	967
Revenue on a constant currency basis (Non-GAAP)	$203,018		2%
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash and cash equivalents of $200.5 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
        As of July 31, 2023, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.0 million available and $14.0 million in letters of credit allocated as security in connection with office space.
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
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. During the six months ended July 31, 2023, 1,226,062 shares were purchased for a total cost of $11.0 million. As of July 31, 2023, 15,070,341 shares have been purchased for a total cost of $88.4 million since the commencement of the program and approximately $11.6 million remains available for future purchases. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$19,710	$(7,305)
Net cash used in investing activities	$(1,567)	$(3,875)
Net cash used in financing activities	$(8,261)	$(56,568)
Operating Activities
Net cash provided by operating activities of $19.7 million for the six months ended July 31, 2023 reflected our net loss of $3.8 million, adjusted by non-cash charges including stock-based compensation expense of $22.6 million, depreciation and amortization expense of $9.1 million, and amortization of operating lease right-of-use assets of $4.6 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $54.9 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $6.6 million. These increases were partially offset by changes in unearned revenue of $55.3 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $14.2 million, and operating lease liabilities of $5.8 million.
Net cash used in operating activities of $7.3 million for the six months ended July 31, 2022 reflected our net loss of $45.8 million, as well as changes in unearned revenue of $54.2 million, changes in operating lease liabilities of $6.0 million and prepaid expenses and other current assets of $4.7 million. These decreases were partially offset by positive changes in accounts receivable of $45.8 million, mainly due to timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $7.6 million. In addition, there were positive non-cash charges including stock-based compensation expense of $34.2 million, depreciation and amortization expense of $8.7 million, and amortization of operating lease right-of-use assets of $4.5 million.
Investing Activities
Net cash used in investing activities of $1.6 million for the six months ended July 31, 2023 reflected capital expenditures.
Net cash used in investing activities of $3.9 million for the six months ended July 31, 2022 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $8.3 million for the six months ended July 31, 2023 was primarily related to $11.0 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $7.8 million. This was partially offset by proceeds from exercise of stock options of $8.6 million, as well as net proceeds from employee stock purchase plan withholdings of $2.2 million.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2023 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of July 31, 2023, we had cash and cash equivalents of $200.5 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Financial Institution Risk
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure and our balances may be uninsured in certain cases. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation (“FDIC”), was appointed as receiver for SVB. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. We do not expect further developments with such banks to have a material impact on our cash and cash equivalents balance, expected results of operations or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We experienced revenue growth rates of 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, and 1% from the six months ended July 31, 2022 to the six months ended July 31, 2023. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods, or our growth rates may slow further in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this may negatively impact our revenue growth rates. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $3.4 million for the quarter ended July 31, 2023 and $65.9 million, $93.3 million, and $94.7 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of July 31, 2023, we had an accumulated deficit of $680.4 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we are reducing operating expenses in the near term, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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
Our management, headcount and operations have grown substantially since the Company went public in 2017, growing to approximately 1,200 as of January 31, 2023. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) overall headcount that took effect in the three months ended April 30, 2023.
Our overall headcount may fluctuate in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky resigned, and in October 2022, our Chief Revenue Officer, Brian Distelburger, announced that he would step down from his position as Chief Revenue Officer and Tom Nielsen was appointed as Chief Revenue Officer. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well although he continues to serve on our Board of Directors. While we believe these will be of long-term value to our stockholders, the resulting changes and related disruption have and may continue to have near-term effects on our business, growth and profitability.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we change our business, we may find it difficult to maintain our corporate culture. Any failure to manage organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Furthermore, our corporate culture may be more difficult to maintain as many employees work remotely.
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
•compliance with U.S. laws and regulations for foreign operations, including, without limitation, the Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell in certain foreign markets, and the risks and costs of non-compliance;
•compliance with international laws and regulations, including without limitation, those governing privacy, data security and data transfer, such as the General Data Protection Regulation ("GDPR"), which may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance or may require us to change our business practices;
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
In addition, our credit facility was provided by Silicon Valley Bank ("SVB"). Following the closure of SVB by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A ("SVBB"). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of SVBB, and assumed all customer deposits and certain other liabilities of SVBB. As such, First Citizens assumed SVB’s obligations under the Credit Facility. There can be no assurance that similar guarantees or actions will be made or taken in the event of further bank closures and continued instability in the global banking system. Inability to access our credit facility or our need to use alternative cash to support the letters of credit could adversely affect our business.
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
We have experienced, and will in the future experience, interruptions, outages and other performance problems. Such disruptions may be due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of customers and partners accessing our platform simultaneously and inadequate design. For example, in July 2023, one of the data centers hosting our platform experienced a fire that forced shutdown of the facility. While we were able to failover to a backup data center with minimal disruption to our consumer serving services, some customers experienced an outage of our administrative services. We do not expect the effects of this disruption to be material, but we may experience reputational harm from impacted customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
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
We are incorporating generative artificial intelligence ("AI"), into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
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
From time to time, we are and may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or a dispute arises. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation or dispute resolution, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
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
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage, and security of personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. Numerous other states have proposed, and in certain cases, enacted, privacy legislation similar to the CCPA. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may also enact legislation similar to the state privacy laws already adopted.
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
In particular, in the European Union, the GDPR became effective in May 2018. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially align with requirements under the GDPR and provide for similar penalties. However, the United Kingdom’s decision to exit the European Union, known as Brexit, has created uncertainty regarding the regulation of data protection in the United Kingdom in the medium to long term, which may delay or deter transactions with customers that transfer personal data to and from the United Kingdom.
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
We will continue to innovate, and work with new and emerging technologies that may subject the Company to new or different laws or regulations. For example, the Answers platform utilizes AI technology in some of its products and/or features. AI is an emerging technology, and is subject to a complex and evolving regulatory landscape, including data protection, privacy, and potentially other laws. Additionally, different jurisdictions have taken varying approaches to regulating AI. Compliance with these laws and regulations can be complex, costly and time-consuming, and there is a risk of regulatory enforcement actions or litigation if we fail to comply with these requirements. As regulations evolve, we may have to alter our business practices or products in order to comply with regulatory requirements.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and possibly other anti-corruption and anti-bribery laws and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers, agents and third-party intermediaries, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations concerning or violations of these laws could subject us to investigations, sanctions, settlements, prosecution, enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from government contracting, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences, all of which could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees.

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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Some analysts have ceased covering us, and current coverage by analysts may be more limited than prior periods. If additional analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of July 31, 2023, we had repurchased 15,070,341 shares using $88.4 million of the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the six months ended July 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2023 - February 28, 2023	254,515	$7.35	254,515	$20.7
March 1, 2023 - March 31, 2023	192,023	$8.92	192,023	$19.0
April 1, 2023 - April 30, 2023	117,031	$8.80	117,031	$18.0
May 1, 2023 - May 31, 2023	278,939	$8.21	278,939	$15.7
June 1, 2023 - June 30, 2023	182,351	$11.53	182,351	$13.6
July 1, 2023 - July 31, 2023	201,203	$10.03	201,203	$11.6
Total	1,226,062		1,226,062
See Note 9 "Equity", to our condensed consolidated financial statements for further discussion on our share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended July 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1#	Amended and Restated Outside Director Compensation Policy					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2023 and January 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders' Equity as of July 31, 2023 and January 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the six months ended July 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
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

Date: September 6, 2023	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)