Form 10-Q
period 2023-10-31
Yext, Inc.
filed 2023-12-05
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 21, 2023, the registrant had 124,073,118 shares of common stock, $0.001 par value per share outstanding.

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$182,156	$190,214
Accounts receivable, net of allowances of $829 and $868, respectively	51,387	109,727
Prepaid expenses and other current assets	18,280	15,629
Costs to obtain revenue contracts, current	27,109	31,023
Total current assets	278,932	346,593
Property and equipment, net	51,344	62,071
Operating lease right-of-use assets	77,799	85,463
Costs to obtain revenue contracts, non-current	15,644	21,037
Goodwill	4,434	4,477
Intangible assets, net	175	193
Other long term assets	3,312	3,927
Total assets	$431,640	$523,761
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,027	$49,017
Unearned revenue, current	144,451	223,706
Operating lease liabilities, current	16,644	18,155
Total current liabilities	199,122	290,878
Operating lease liabilities, non-current	92,205	100,534
Other long term liabilities	3,967	4,326
Total liabilities	295,294	395,738
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2023 and January 31, 2023; zero shares issued and outstanding at October 31, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2023 and January 31, 2023; 147,400,372 and 142,684,128 shares issued at October 31, 2023 and January 31, 2023, respectively; 124,070,118 and 122,334,515 shares outstanding at October 31, 2023 and January 31, 2023, respectively	147	142
Additional paid-in capital	933,634	897,368
Accumulated other comprehensive loss	(4,335)	(3,617)
Accumulated deficit	(680,859)	(676,542)
Treasury stock, at cost	(112,241)	(89,328)
Total stockholders’ equity	136,346	128,023
Total liabilities and stockholders’ equity	$431,640	$523,761
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Revenue	$101,164	$99,280	$303,215	$298,951
Cost of revenue	22,066	25,663	65,809	77,473
Gross profit	79,098	73,617	237,406	221,478
Operating expenses:
Sales and marketing	45,355	49,360	136,942	164,244
Research and development	18,291	17,649	53,934	53,770
General and administrative	17,233	18,740	53,774	60,619
Total operating expenses	80,879	85,749	244,650	278,633
Loss from operations	(1,781)	(12,132)	(7,244)	(57,155)
Interest income	1,922	587	5,296	797
Interest expense	(173)	(211)	(334)	(483)
Other (expense) income, net	(70)	(156)	(687)	111
Loss from operations before income taxes	(102)	(11,912)	(2,969)	(56,730)
(Provision for) benefit from income taxes	(366)	(398)	(1,348)	(1,410)
Net loss	$(468)	$(12,310)	$(4,317)	$(58,140)

Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.10)	$(0.03)	$(0.46)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,239,180	123,500,961	123,962,358	126,239,773

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(876)	$(1,127)	$(722)	$(6,548)
Unrealized gain (loss) on marketable securities, net	16	(16)	4	(16)
Total comprehensive loss	$(1,328)	$(13,453)	$(5,035)	$(64,704)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	142	897,368	(3,617)	(676,542)	(89,328)	128,023
Exercise of stock options	1,557	1	8,742	—	—	—	8,743
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,302	3	(10,723)	—	—	—	(10,720)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	782	1	3,671	—	—	—	3,672
Stock-based compensation	—	—	34,576	—	—	—	34,576
Repurchase of common stock	(2,981)	—	—	—	—	(22,913)	(22,913)
Other comprehensive loss	—	—	—	(718)	—	—	(718)
Net loss	—	—	—	—	(4,317)	—	(4,317)
Balance, October 31, 2023	124,070	$147	$933,634	$(4,335)	$(680,859)	$(112,241)	$136,346
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2023	2022
Operating activities:
Net loss	$(4,317)	$(58,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,625	13,098
Bad debt expense	589	381
Stock-based compensation expense	34,335	48,990
Amortization of operating lease right-of-use assets	6,739	6,684
Other, net	351	1,180
Changes in operating assets and liabilities:
Accounts receivable	57,251	30,296
Prepaid expenses and other current assets	(2,738)	(1,747)
Costs to obtain revenue contracts	9,054	8,173
Other long term assets	542	1,232
Accounts payable, accrued expenses and other current liabilities	(9,175)	3,910
Unearned revenue	(78,434)	(64,786)
Operating lease liabilities	(8,892)	(8,158)
Other long term liabilities	207	795
Net cash provided by (used in) operating activities	18,137	(18,092)
Investing activities:
Capital expenditures	(2,320)	(5,400)
Net cash used in investing activities	(2,320)	(5,400)
Financing activities:
Proceeds from exercise of stock options	8,770	561
Repurchase of common stock	(23,086)	(68,695)
Payments for taxes related to net share settlement of stock-based compensation awards	(10,718)	(1,846)
Payments of deferred financing costs	(394)	(284)
Proceeds, net from employee stock purchase plan withholdings	2,546	1,947
Net cash used in financing activities	(22,882)	(68,317)
Effect of exchange rate changes on cash and cash equivalents	(993)	(7,133)
Net decrease in cash and cash equivalents	(8,058)	(98,942)
Cash and cash equivalents at beginning of period	190,214	261,210
Cash and cash equivalents at end of period	$182,156	$162,268
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2024, or any other period.
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

Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. One customer, a Direct customer, accounted for 12% of accounts receivable as of October 31, 2023, and no single customer accounted for more than 10% of the Company's accounts receivable as of January 31, 2023. No single customer accounted for more than 10% of the Company's total revenue for the three and nine months ended October 31, 2023 and 2022, respectively.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Answers platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Answers platform. Professional services revenue accounted for approximately 8% and 9% of the Company's total revenue for the nine months ended October 31, 2023 and 2022, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
North America	$79,937	$80,826	$239,256	$240,617
International	21,227	18,454	63,959	58,334
Total revenue	$101,164	$99,280	$303,215	$298,951
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the nine months ended October 31, 2023.
The Company's revenue attributable to the United States represented 80% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the nine months ended October 31, 2022.
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $1.5 million as of October 31, 2023 and were not significant as of January 31, 2023. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2023, unearned revenue, current was $144.5 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.2 million. Revenue recognized of $200.6 million during the nine months ended October 31, 2023 was included in unearned revenue at the beginning of the period.

Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. Customer deposits were $0.3 million as of both October 31, 2023 and January 31, 2023, and are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2023, the Company had $423.3 million of remaining performance obligations, of which $358.4 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2023, the Company had $447.7 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	October 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	44,373	$—	$—	$44,373
U.S. treasury securities	78,088	—	(6)	78,082
Total marketable securities	$122,461	$—	$(6)	$122,455

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	40,372	—	(9)	40,363
Total marketable securities	$108,537	$—	$(9)	$108,528
As of October 31, 2023 and January 31, 2023, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the nine months ended October 31, 2023 and 2022, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2023 and January 31, 2023, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	October 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$44,373	$—	$—	$44,373
U.S. treasury securities	—	78,082	—	78,082
Included in cash and cash equivalents	$44,373	$78,082	$—	$122,455

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	—	40,363	—	40,363
Included in cash and cash equivalents	$68,165	$40,363	$—	$108,528
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
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Computer software	$22,171	$21,049
Office equipment	22,530	21,533
Furniture and fixtures	7,892	8,523
Leasehold improvements	59,850	63,371
Construction in progress	180	107
Software in progress	590	699
Total property and equipment, gross	113,213	115,282
Less: accumulated depreciation	(61,869)	(53,211)
Total property and equipment, net	$51,344	$62,071
As of October 31, 2023 and January 31, 2023, the Company's property and equipment, net attributable to the United States was 91% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $3.5 million and $12.6 million for the three and nine months ended October 31, 2023, respectively and $4.4 million and $13.1 million for the three and nine months ended October 31, 2022, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Accounts payable	$8,395	$7,264
Accrued employee compensation	15,957	23,621
Accrued Publisher Network fees	3,057	3,220
Accrued professional services and associated costs	2,061	2,328
Accrued employee stock purchase plan withholdings liability	610	1,736
Other current liabilities	7,947	10,848
Total accounts payable, accrued expenses and other current liabilities	$38,027	$49,017

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
2016 Equity Incentive Plan
        In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2023, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,893,381 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of October 31, 2023, the number of shares available for future award under the 2016 Plan is 7,072,312.
Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2023	4,593,704	$6.45	3.09	$5,020
Granted	—	$—
Exercised	(1,557,296)	$5.61
Forfeited or canceled	(612,914)	$7.13
Balance, October 31, 2023	2,423,494	$6.81	2.09	$1,282
Vested and expected to vest	2,423,494	$6.81	2.09	$1,282
Exercisable at October 31, 2023	2,423,494	$6.81	2.09	$1,282
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2023. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $6.1 million and $0.7 million for the nine months ended October 31, 2023 and 2022, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	11,564,867	$8.00
Granted	3,983,125	$8.43
Vested and converted to shares	(3,489,278)	$9.13
Forfeited or canceled	(1,600,796)	$8.77
Balance as of October 31, 2023	10,457,918	$7.70
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $8.43 and $6.33 per share for the nine months ended October 31, 2023 and 2022, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2023, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,223,345 shares. As of October 31, 2023, a total of 4,500,768 shares of the Company's common stock are available for sale to employees under the ESPP.
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
In connection with the offering period which ended on March 15, 2023, 491,600 shares of common stock were purchased under the ESPP at a purchase price of $4.31 per share for total proceeds of $2.1 million. In connection with the offering period which ended on September 15, 2023, 289,628 shares of common stock were purchased under the ESPP at a purchase price of $5.36 per share for total proceeds of $1.6 million.
A new offering period began on September 15, 2023 and will end on March 15, 2024. As of October 31, 2023, 483,891 shares are estimated to be purchased at the end of the offering period and $0.6 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares, estimated at commencement of the offering period, to be purchased during an ESPP offering period were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	76.43%	63.52%	55.12% - 76.43%	48.87% - 63.52%
Dividend yield	—	—	—	—
Risk-free rate	5.49%	3.78%	4.73% - 5.49%	0.86% - 3.78%
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
During the three and nine months ended October 31, 2023, the Company recorded stock-based compensation expense associated with the ESPP of $0.4 million and $1.1 million, respectively and $0.3 million and $1.0 million for the three and nine months ended October 31, 2022, respectively. As of October 31, 2023, total unrecognized compensation cost related to the ESPP was $0.8 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.37 years.

Performance-Based Restricted Stock Units
In March 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units ("PSUs"). This grant was outside of the Company’s 2016 Equity Incentive Plan, and will vest over approximately a four-year period following the achievement of certain stock price targets. During the nine months ended October 31, 2023, the Company granted additional PSUs to certain executives under the Company’s 2016 Equity Incentive Plan, which vest over approximately a one-year period following the achievement of certain stock price targets. The Company uses a Monte Carlo simulation model to determine the fair value of PSUs and recognizes expense using the accelerated attribution method over the requisite service period.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	2,000,000	$5.72
Granted	305,000	$7.29
Vested	—	$—
Forfeited or canceled	—	$—
Balance as of October 31, 2023	2,305,000	$5.93
As of October 31, 2023, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested. During the three and nine months ended October 31, 2023, the Company recognized stock-based compensation expense related to PSUs of approximately $1.2 million and $3.2 million, respectively, and $0.9 million and $2.1 million for the three and nine months ended October 31, 2022, respectively. As of October 31, 2023, the total unrecognized stock-based compensation expense related to unvested PSUs was $7.3 million, which will be amortized over a weighted-average remaining period of 2.22 years.
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
The Company's stock-based compensation expense for the periods presented was as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$739	$1,176	$2,151	$3,899
Sales and marketing	4,336	5,432	12,222	17,957
Research and development	2,822	3,946	8,385	12,668
General and administrative	3,861	4,268	11,577	14,466
Total stock-based compensation expense	$11,758	$14,822	$34,335	$48,990
During the three months ended October 31, 2023 the Company capitalized less than $0.1 million of stock-based compensation expense related to software development. During the nine months ended October 31, 2023 the Company capitalized $0.2 million of stock-based compensation expense related to software development. The Company capitalized $0.1 million and $0.4 million of stock-based compensation expense related to software development for the three and nine months ended October 31, 2022, respectively.
As of October 31, 2023, there was approximately $78.5 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average period of approximately 2.65 years.

9. Equity
The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2023:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,256	1	7,243	—	—	—	7,244
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	682	1	(3,241)	—	—	—	(3,240)
Issuance of restricted stock	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(564)	—	—	—	—	(4,613)	(4,613)
Other comprehensive income	—	—	—	346	—	—	346
Net loss	—	—	—	—	(412)	—	(412)
Balance, April 30, 2023	124,214	145	914,608	(3,271)	(676,954)	(93,941)	140,587
Exercise of stock options	258	—	1,339	—	—	—	1,339
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	782	1	(4,513)	—	—	—	(4,512)
Issuance of restricted stock	62	—	—	—	—	—	—
Stock-based compensation	—	—	11,660	—	—	—	11,660
Repurchase of common stock	(662)	—	—	—	—	(6,412)	(6,412)
Other comprehensive loss	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	(3,437)	—	(3,437)
Balance, July 31, 2023	124,654	146	923,094	(3,475)	(680,391)	(100,353)	139,021
Exercise of stock options	43	—	160	—	—	—	160
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	838	1	(2,969)	—	—	—	(2,968)
Issuance of common stock under employee stock purchase plans	290	—	1,552	—	—	—	1,552
Stock-based compensation	—	—	11,797	—	—	—	11,797
Repurchase of common stock	(1,755)	—	—	—	—	(11,888)	(11,888)
Other comprehensive loss	—	—	—	(860)	—	—	(860)
Net loss	—	—	—	—	(468)	—	(468)
Balance, October 31, 2023	124,070	$147	$933,634	$(4,335)	$(680,859)	$(112,241)	$136,346

The following table summarizes the changes in stockholders' equity during the nine months ended October 31, 2022:

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	123	—	302	—	—	—	302
Vested restricted stock units converted to common shares	1,165	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	457	1	2,353	—	—	—	2,354
Stock-based compensation	—	—	18,201	—	—	—	18,201
Repurchase of common stock	(4,838)	—	—	—	—	(30,554)	(30,554)
Other comprehensive loss	—	—	—	(3,414)	—	—	(3,414)
Net loss	—	—	—	—	(25,839)	—	(25,839)
Balance, April 30, 2022	128,064	139	855,284	(3,601)	(636,443)	(42,459)	172,920
Exercise of stock options	74	—	191	—	—	—	191
Vested restricted stock units converted to common shares	1,081	1	(1)	—	—	—	—
Stock-based compensation	—	—	16,226	—	—	—	16,226
Repurchase of common stock	(5,386)	—	—	—	—	(28,393)	(28,393)
Other comprehensive loss	—	—	—	(2,007)	—	—	(2,007)
Net loss	—	—	—	—	(19,991)	—	(19,991)
Balance, July 31, 2022	123,833	140	871,700	(5,608)	(656,434)	(70,852)	138,946
Exercise of stock options	11	—	33	—	—	—	33
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	746	1	(1,958)	—	—	—	(1,957)
Issuance of common stock under employee stock purchase plan	339	—	1,461	—	—	—	1,461
Stock-based compensation	—	—	14,949	—	—	—	14,949
Repurchase of common stock	(2,182)	—	—	—	—	(10,128)	(10,128)
Other comprehensive loss	—	—	—	(1,143)	—	—	(1,143)
Net loss	—	—	—	—	(12,310)	—	(12,310)
Balance, October 31, 2022	122,747	$141	$886,185	$(6,751)	$(668,744)	$(80,980)	$129,851

Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of October 31, 2023 and January 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
 As of October 31, 2023 and January 31, 2023, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of October 31, 2023, the Company had 23,330,254 shares of treasury stock carried at its cost basis of $112.2 million. As of January 31, 2023, the Company had 20,349,613 shares of treasury stock carried at its cost basis of $89.3 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program. During the nine months ended October 31, 2023, 2,980,641 shares were purchased for a total cost of $22.9 million, inclusive of broker commissions. As of October 31, 2023, 16,824,920 shares have been purchased for a total cost of $100.3 million since the commencement of the program, inclusive of broker commissions, and approximately $49.7 million remained available for future purchases.
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
As amended, the revolving loans bear interest, at the Company's election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 2.50% and SOFR plus 3.00%, depending on the Company's average daily usage of the revolving loan facility, and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on the Company's average daily usage of the revolving loan facility. The Company is also obligated to pay a commitment fee on the unused portion of the facility at a rate of 0.25% per annum.
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
        As of October 31, 2023, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.4 million available and $13.6 million in letters of credit allocated as security in connection with office space.
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

11. Income Taxes
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2023, the Company recorded a (provision for) benefit from income taxes of $(0.4) million and $(1.3) million, respectively. During the three and nine months ended October 31, 2022, the Company recorded a (provision for) benefit from income taxes of $(0.4) million and $(1.4) million, respectively.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to full valuation allowances related to the Company's net deferred tax assets in the U.S. and certain foreign jurisdictions, U.S. state income taxes, and foreign rate differential on profitable jurisdictions. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance on a jurisdictional basis if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback, and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. To the extent sufficient positive evidence becomes available, a portion of the valuation allowance against certain net deferred tax assets could be released in the future and would result in a non-cash income tax benefit in the period of release.
12. Leases
The Company's operating lease arrangements are principally for office space. As of October 31, 2023, the Company had $16.6 million of operating lease liabilities, current, $92.2 million of operating lease liabilities, non-current, $77.8 million of operating lease right-of-use assets, and no financing leases, on its condensed consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.2 years and a weighted-average discount rate of 6.1%, as of October 31, 2023. During the nine months ended October 31, 2023, the Company paid $14.1 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the nine months ended October 31, 2023 and 2022, the Company recognized $20.0 million and $20.1 million of lease expense, respectively, which consisted of the following:

	Nine months ended October 31,
(in thousands)	2023	2022
Operating lease expense	$11,930	$12,260
Short-term lease expense	529	606
Variable lease expense	7,502	7,278
Total lease expense	$19,961	$20,144
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
        As of October 31, 2023, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Operating Leases	Other
2024 (remainder of fiscal year)	$4,609	$13,557
2025	17,687	22,411
2026	19,157	12,237
2027	19,251	8,661
2028	19,347	4,487
2029 and thereafter	55,693	108
Total	$135,744	$61,461
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

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(468)	$(12,310)	$(4,317)	$(58,140)
Denominator:
Weighted-average common shares outstanding	124,239,180	123,500,961	123,962,358	126,239,773
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.10)	$(0.03)	$(0.46)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been antidilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2023	2022
Options to purchase common stock	2,423,494	4,690,833
Restricted stock and restricted stock units	10,457,918	11,667,505
Shares estimated to be purchased under ESPP	483,891	478,607
Performance-based restricted stock units	2,305,000	2,000,000
Total anti-dilutive common equivalent shares	15,670,303	18,836,945

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
Macroeconomic Conditions
Our results of operations have been and may continue to be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and the COVID-19 pandemic. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain, which has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
Near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the macroeconomic uncertainty continues or further increases, we may continue to experience a negative impact on existing and potential customers, that may reduce, suspend or delay technology spending, request to renegotiate contracts to obtain concessions such as, extended billing and payment terms; shorten the duration of contracts; or elect not to renew their subscriptions which could materially adversely impact our business, financial condition and results of operations in future periods. Therefore, changes in our contracting activity in the near term may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions on our business.
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of October 31, 2023, customer count was approximately 2,980.

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
The following tables provide our ARR for the periods presented:

	October 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$326,625	$317,280	$9,345	3%
Third-Party Reseller Customers	70,201	72,258	(2,057)	(3)%
Total Annual Recurring Revenue	$396,826	$389,538	$7,288	2%

	Oct. 31, 2023	Jul. 31, 2023	Apr. 30, 2023	Jan. 31, 2023	Oct. 31, 2022
(in thousands)
Direct Customers	$326,625	$327,212	$326,058	$327,017	$317,280
Third-Party Reseller Customers	70,201	70,502	72,232	73,343	72,258
Total Annual Recurring Revenue	$396,826	$397,714	$398,290	$400,360	$389,538

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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers. The following table provides our dollar-based net retention rate for the nine months ended October 31, 2023 and 2022:

	October 31,
	2023	2022
Direct Customers	97%	96%
Third-Party Reseller Customers	95%	89%
Total Customers	96%	94%

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Revenue	$101,164	$99,280	$303,215	$298,951
Cost of revenue(1)	22,066	25,663	65,809	77,473
Gross profit	79,098	73,617	237,406	221,478
Operating expenses:
Sales and marketing(1)	45,355	49,360	136,942	164,244
Research and development(1)	18,291	17,649	53,934	53,770
General and administrative(1)	17,233	18,740	53,774	60,619
Total operating expenses	80,879	85,749	244,650	278,633
Loss from operations	(1,781)	(12,132)	(7,244)	(57,155)
Interest income	1,922	587	5,296	797
Interest expense	(173)	(211)	(334)	(483)
Other (expense) income, net	(70)	(156)	(687)	111
Loss from operations before income taxes	(102)	(11,912)	(2,969)	(56,730)
(Provision for) benefit from income taxes	(366)	(398)	(1,348)	(1,410)
Net loss	$(468)	$(12,310)	$(4,317)	$(58,140)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$739	$1,176	$2,151	$3,899
Sales and marketing	4,336	5,432	12,222	17,957
Research and development	2,822	3,946	8,385	12,668
General and administrative	3,861	4,268	11,577	14,466
Total stock-based compensation expense	$11,758	$14,822	$34,335	$48,990

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	22	26	22	26
Gross profit	78.2	74.2	78.3	74.1
Operating expenses:
Sales and marketing	45	50	45	55
Research and development	18	17	18	18
General and administrative	17	19	18	20
Total operating expenses	80	86	81	93
Loss from operations	(2)	(12)	(3)	(19)
Interest income	2	—	2	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—
Loss from operations before income taxes	—	(12)	(1)	(19)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	—%	(12)%	(1)%	(19)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022
Revenue

	Three months ended October 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$101,164	$99,280	$1,884	2%
Cost of revenue	22,066	25,663	$(3,597)	(14)%
Gross profit	$79,098	$73,617	$5,481	7%
Gross margin	78.2%	74.2%
Total revenue was $101.2 million for the three months ended October 31, 2023, compared to $99.3 million for the three months ended October 31, 2022, an increase of $1.9 million or 2%, primarily driven by new customer subscriptions to our platform, expanded subscriptions for existing customers, and the impact of foreign currency exchange rates as discussed below. These increases were partially offset by customer attrition. During the three months ended October 31, 2023 and 2022, revenue recognized from subscription and associated support to our platform was 92%, while revenue recognized from professional services was 8%, compared to 91% and 9%, respectively.
Revenue for the three months ended October 31, 2023, included a positive impact from foreign currency exchange rates of approximately $1.4 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended October 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$82,270	$78,900	$3,370	4%
Third-Party Reseller Customers	18,894	20,380	(1,486)	(7)%
Total Revenue	$101,164	$99,280	$1,884	2%
Revenue attributable to direct customers was $82.3 million for the three months ended October 31, 2023, compared to $78.9 million for the three months ended October 31, 2022. The increase of $3.4 million, or 4%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $18.9 million for the three months ended October 31, 2023, compared to $20.4 million for the three months ended October 31, 2022, a decrease of $1.5 million or 7%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $22.1 million for the three months ended October 31, 2023, compared to $25.7 million for the three months ended October 31, 2022, a decrease of $3.6 million or 14%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $2.2 million and stock-based compensation expense decreased $0.4 million, reflecting lower headcount. In addition, depreciation expense decreased $0.8 million as certain assets have fully depreciated.
Gross margin was 78.2% for the three months ended October 31, 2023, compared to 74.2% for the three months ended October 31, 2022 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$45,355	$49,360	$(4,005)	(8)%
Research and development	$18,291	$17,649	$642	4%
General and administrative	$17,233	$18,740	$(1,507)	(8)%
Sales and marketing expense was $45.4 million for the three months ended October 31, 2023, compared to $49.4 million for the three months ended October 31, 2022, a decrease of $4.0 million or 8%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $2.5 million and stock-based compensation expense decreased $1.1 million, reflecting lower headcount.

Research and development expense was $18.3 million for the three months ended October 31, 2023, compared to $17.6 million for the three months ended October 31, 2022, an increase of $0.6 million or 4%. The increase was primarily driven by personnel-related costs, which increased $1.5 million, as well as smaller increases in depreciation expense, among others. This was partially offset by a $1.1 million decrease in stock-based compensation expense largely due to decreases in the fair value of awards granted.
General and administrative expense was $17.2 million for the three months ended October 31, 2023, compared to $18.7 million for the three months ended October 31, 2022, a decrease of $1.5 million or 8%. The decrease was primarily driven by a $0.6 million decrease in professional related costs, as well as a $0.4 million decrease in stock-based compensation expense, which reflected lower headcount. In addition, there were smaller decreases in personnel-related costs, among others.
Nine Months Ended October 31, 2023 Compared to Nine Months Ended October 31, 2022
Revenue

	Nine months ended October 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Revenue	$303,215	$298,951	$4,264	1%
Cost of revenue	65,809	77,473	$(11,664)	(15)%
Gross profit	$237,406	$221,478	$15,928	7%
Gross margin	78.3%	74.1%
Total revenue was $303.2 million for the nine months ended October 31, 2023, compared to $299.0 million for the nine months ended October 31, 2022, an increase of $4.3 million or 1%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. During the nine months ended October 31, 2023 and 2022, revenue recognized from subscription and associated support to our platform was 92%, while revenue recognized from professional services was 8%, compared to 91% and 9%, respectively.
Revenue for the nine months ended October 31, 2023, included a positive impact from foreign currency exchange rates of approximately $0.4 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Nine months ended October 31,		Variance
	2023	2022	Dollars	Percent
(in thousands)
Direct Customers	$245,141	$235,945	$9,196	4%
Third-Party Reseller Customers	58,074	63,006	(4,932)	(8)%
Total Revenue	$303,215	$298,951	$4,264	1%
Revenue attributable to direct customers was $245.1 million for the nine months ended October 31, 2023, compared to $235.9 million for the nine months ended October 31, 2022. The increase of $9.2 million, or 4%, was primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. Revenue attributable to third-party reseller customers was $58.1 million for the nine months ended October 31, 2023, compared to $63.0 million for the nine months ended October 31, 2022, a decrease of $4.9 million or 8%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $65.8 million for the nine months ended October 31, 2023, compared to $77.5 million for the nine months ended October 31, 2022, a decrease of $11.7 million or 15%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $8.3 million and stock-based compensation expense decreased $1.7 million, reflecting lower headcount. In addition, depreciation expense decreased $1.1 million as certain assets have fully depreciated.
Gross margin was 78.3% for the nine months ended October 31, 2023, compared to 74.1% for the nine months ended October 31, 2022 as reflected in the discussion above.

Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2023	2022	Dollars	Percent
Sales and marketing	$136,942	$164,244	$(27,302)	(17)%
Research and development	$53,934	$53,770	$164	—%
General and administrative	$53,774	$60,619	$(6,845)	(11)%
Sales and marketing expense was $136.9 million for the nine months ended October 31, 2023, compared to $164.2 million for the nine months ended October 31, 2022, a decrease of $27.3 million or 17%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $17.3 million and stock-based compensation expense decreased $5.7 million, reflecting lower headcount. In addition, conferences and events decreased $1.1 million.
Research and development expense was $53.9 million for the nine months ended October 31, 2023, relatively consistent compared to $53.8 million for the nine months ended October 31, 2022, an increase of $0.2 million or less than 1%. The increase was primarily driven by a $3.0 million increase in personnel-related costs, as well as smaller increases in depreciation expense, among others. These increases were partially offset by stock-based compensation expense which decreased $4.3 million, largely due to decreases in the fair value of awards granted.
General and administrative expense was $53.8 million for the nine months ended October 31, 2023, compared to $60.6 million for the nine months ended October 31, 2022, a decrease of $6.8 million or 11%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $2.9 million and personnel-related costs decreased $2.0 million, reflecting lower headcount. In addition, professional related costs decreased $2.2 million. These decreases were partially offset by smaller increases in depreciation expense, among others.
Net Loss
Net loss was $0.5 million and $4.3 million for the three and nine months ended October 31, 2023, respectively and $12.3 million and $58.1 million for the three and nine months ended October 31, 2022, respectively.
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

The following table reconciles our GAAP net loss to non-GAAP net income (loss):

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
GAAP net loss	$(468)	$(12,310)	$(4,317)	$(58,140)
Plus: Stock-based compensation expense	11,758	14,822	34,335	48,990
Non-GAAP net income (loss)	$11,290	$2,512	$30,018	$(9,150)
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
GAAP net loss	$(468)	$(12,310)	$(4,317)	$(58,140)
Interest (income) expense	(1,749)	(376)	(4,962)	(314)
Provision for income taxes	366	398	1,348	1,410
Depreciation and amortization	3,537	4,395	12,625	13,098
Other expense (income)	70	156	687	(111)
Stock-based compensation expense	11,758	14,822	34,335	48,990
Adjusted EBITDA	$13,514	$7,085	$39,716	$4,933
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended October 31,
(in thousands)	2023	2022	Growth Rates
Revenue (GAAP)	$101,164	$99,280	2%
Effects of foreign currency rate fluctuations	(1,413)
Revenue on a constant currency basis (Non-GAAP)	$99,751		—%

	Nine months ended October 31,
	2023	2022	Growth Rates
Revenue (GAAP)	$303,215	$298,951	1%
Effects of foreign currency rate fluctuations	(446)
Revenue on a constant currency basis (Non-GAAP)	$302,769		1%
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash and cash equivalents of $182.2 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
As amended, the revolving loans bear interest, at our election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 2.50% and SOFR plus 3.00%, depending on our average daily usage of the revolving loan facility and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 0.50% and the base rate plus 0.00%, depending on our average daily usage of the revolving loan facility. We are also obligated to pay a commitment fee on the unused portion of the facility at a rate of 0.25% per annum.
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
        As of October 31, 2023, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.4 million available and $13.6 million in letters of credit allocated as security in connection with office space.
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
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the nine months ended October 31, 2023, 2,980,641 shares were purchased for a total cost of $22.9 million, inclusive of broker commissions. As of October 31, 2023, 16,824,920 shares have been purchased for a total cost of $100.3 million since the commencement of the program, inclusive of broker commissions, and approximately $49.7 million remains available for future purchases.

Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$18,137	$(18,092)
Net cash used in investing activities	$(2,320)	$(5,400)
Net cash used in financing activities	$(22,882)	$(68,317)
Operating Activities
Net cash provided by operating activities of $18.1 million for the nine months ended October 31, 2023 reflected our net loss of $4.3 million, adjusted by non-cash charges including stock-based compensation expense of $34.3 million, depreciation and amortization expense of $12.6 million, and amortization of operating lease right-of-use assets of $6.7 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $57.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $9.1 million. These increases were partially offset by changes in unearned revenue of $78.4 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $9.2 million, and operating lease liabilities of $8.9 million.
Net cash used in operating activities of $18.1 million for the nine months ended October 31, 2022 reflected our net loss of $58.1 million, as well as changes in unearned revenue of $64.8 million and changes in operating lease liabilities of $8.2 million. These decreases were partially offset by positive changes in accounts receivable of $30.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $8.2 million and changes in accounts payable, accrued expenses and other current liabilities of $3.9 million. In addition, there were positive non-cash charges including stock-based compensation expense of $49.0 million, depreciation and amortization expense of $13.1 million, and amortization of operating lease right-of-use assets of $6.7 million.
Investing Activities
Net cash used in investing activities of $2.3 million for the nine months ended October 31, 2023 reflected capital expenditures.
Net cash used in investing activities of $5.4 million for the nine months ended October 31, 2022 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $22.9 million for the nine months ended October 31, 2023 was primarily related to $23.1 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $10.7 million. This was partially offset by proceeds from exercise of stock options of $8.8 million, as well as net proceeds from employee stock purchase plan withholdings of $2.5 million.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2023 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of October 31, 2023, we had cash and cash equivalents of $182.2 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our business has evolved, which makes it difficult to predict our future operating results.
•We have experienced significant changes to our organization and structure and may not be able to effectively manage such changes.
•Failure to adequately manage our sales force will impede our growth.
•We have significant international operations, which exposes us to risk.
•Our growth depends in part on the success of our strategic relationships with existing and prospective Publisher Network application providers.
•Changes to our pricing models could adversely affect our operating results.
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
Risks Related to Laws, Regulation and Taxation
•We are subject to governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws and obligations could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
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
We experienced revenue growth rates of 19% from the fiscal year ended January 31, 2020 to the fiscal year ended January 31, 2021, 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, and 1% from the nine months ended October 31, 2022 to the nine months ended October 31, 2023. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods, or our growth rates may slow further in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of the COVID-19 pandemic and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this may negatively impact our revenue growth rates. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $0.5 million for the quarter ended October 31, 2023 and $65.9 million, $93.3 million, and $94.7 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of October 31, 2023, we had an accumulated deficit of $680.9 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Adverse economic conditions, including inflation, or reduced technology spending may adversely impact our business.
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
Our management, headcount and operations have grown substantially since the Company went public in 2017, growing to approximately 1,200 as of January 31, 2023. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023.
Our overall headcount may fluctuate in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky resigned, and in October 2022, our Chief Revenue Officer, Brian Distelburger, announced that he would step down from his position as Chief Revenue Officer and Tom Nielsen was appointed as Chief Revenue Officer. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well although he continues to serve on our Board of Directors. More recently, in September 2023, Marc Ferrentino, our President and Chief Operating Officer, resigned. While we believe these will be of long-term value to our stockholders, the resulting changes and related disruption have and may continue to have near-term effects on our business, growth and profitability.
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
We have significant international operations, which exposes us to risk.
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
•natural disasters, pandemics, acts of terrorism, war (including the ongoing military conflicts between Russia and Ukraine and in the Middle East, and resulting sanctions imposed by the United States and other countries) and other events beyond our control; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages, reduces or suspends service due to a natural disaster or pandemic, or otherwise ceases to do business, such failure could interrupt our customers' access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany and Japan. We operate infrastructure in two colocation data center facilities in New Jersey and Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
Additionally, certain holders of our common stock may negotiate to obtain rights, subject to specified conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of such shares, they could be freely sold in the public market. If such additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of October 31, 2023, we repurchased 16,824,920 shares for $100.3 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the nine months ended October 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2023 - February 28, 2023	254,515	$7.35	254,515	$20.7
March 1, 2023 - March 31, 2023	192,023	$8.92	192,023	$19.0
April 1, 2023 - April 30, 2023	117,031	$8.80	117,031	$18.0
May 1, 2023 - May 31, 2023	278,939	$8.21	278,939	$15.7
June 1, 2023 - June 30, 2023	182,351	$11.53	182,351	$13.6
July 1, 2023 - July 31, 2023	201,203	$10.03	201,203	$11.6
August 1, 2023 - August 31, 2023	259,937	$8.85	259,937	$59.3
September 1, 2023 - September 30, 2023(1)	1,240,741	$6.45	1,240,741	$51.2
October 1, 2023 - October 31, 2023	253,901	$6.22	253,901	$49.7
Total	2,980,641		2,980,641
(1) In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program.
See Note 9 "Equity", to our condensed consolidated financial statements for further discussion on our share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended October 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1#	Advisor Agreement between the Company and Marc Ferrentino	8-K	001-38056	10.1	9/18/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2023 and January 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders' Equity as of October 31, 2023 and January 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the nine months ended October 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
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

Date: December 5, 2023	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)