Form 10-K
period 2024-01-31
Yext, Inc.
filed 2024-03-13
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2023, the aggregate market value of its shares (based on a closing price of $9.72 per share) held by non-affiliates was approximately $971.9 million. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2024, 124,867,093 shares of the registrant’s common stock, $0.001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the effect of general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and public health emergencies, such as the coronavirus (“COVID-19”) pandemic, on our business, operations, and financial results and the business and operations of our customers and potential customers;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I
Item 1. Business
Overview
Yext, Inc. (“Yext” or the “Company”) empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first- and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
The online consumer journey continues to change with the expansion of artificial intelligence (“AI”) and natural language processing. Consumers increasingly depend on more tools to find information and interact with brands across search, websites, apps, voice assistants and chatbots. Consumers are no longer using individual keyword searches like “mortgage” or “menswear,” but instead are using natural language phrases like “wealth advisor near me who specializes in healthcare” or asking specific questions like “what’s the best menswear store in London that sells dress shirts and is open now?” Additionally, consumers are leveraging different channels such as online reviews and social media to make a decision both in-person and online. Publishers are increasingly answering questions directly across these digital touchpoints and basing results on complex algorithms that consider a brand's presence across many places. In order to win customer impressions and conversions, businesses must manage a robust digital presence with proactive knowledge management and customer engagement across as many channels as possible.
With the evolution of consumer online behavior and expectations, successful businesses have changed how they market their brands to be discovered and considered. The rapidly evolving AI tool landscape is changing search engine optimization, and it is becoming more challenging for businesses to keep up and manage all of their information and channels at scale, across various locations and regions. Poor user experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website. The challenge for businesses is to understand and provide accurate answers to consumer’s questions while delivering a rich, consistent consumer experience on their website and third-party applications without relying on “best guess” data that can be incomplete, misleading or incorrect.
Yext first pioneered a better way for businesses to control and publish the critical information about themselves to answer consumer questions and now leads the industry in digital presence management. We do so by enabling brands to collect, organize, and deliver their critical knowledge to consumers and manage their digital presence at scale to connect, engage, and convert customers. With one central platform, businesses can efficiently manage their digital presence at scale while maintaining a consistent and compelling brand story that resonates with their customers. Businesses can select as many products as needed to meet their goals, powered by multiple algorithms that learn user intent and find relevant results from structured data, semi-structured data or unstructured documents.
Businesses of nearly all sizes and in a diverse set of industries can benefit from our platform and capabilities. Yext enables businesses to:
•manage a consistent brand experience across all digital channels;
•increase local engagement by ensuring all publishers have accurate information about their business;
•access one platform for all digital marketing channels, with the ability to integrate with their existing marketing solutions and consolidate marketing data;
•make data-driven marketing decisions with access to real-time data and trend analysis across digital channels;
•leverage AI to deliver accurate information in a timely fashion and engage with consumers more efficiently and effectively while automating and optimizing workflows; and
•modify, enhance and control the information about each of their locations, professionals, menus, events or other entities in one place.
Organizational Changes
We recently undertook a substantial management and strategic realignment. On March 25, 2022, Howard Lerman, our co-founder and former Chief Executive Officer, and Steven Cakebread, our former Chief Financial Officer, departed the Company. Michael Walrath, Chairman of our Board of Directors, succeeded Mr. Lerman as Chief Executive Officer. Darryl Bond, then the Company’s Executive Vice President and Chief Accounting Officer, succeeded Mr. Cakebread as Chief Financial Officer. Additionally, on June 7,

2022, David Rudnitsky, then our Chief Revenue Officer, resigned from Yext. Brian Distelburger, head of the Company’s international and partner sales and a co-founder of our company, served as interim Chief Revenue Officer until we hired Tom Nielsen as our Chief Revenue Officer in October 2022. Mr. Distelburger stepped back as an executive officer of our business at such time. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well although he will continue to serve on our Board of Directors. In September 2023, Marc Ferrentino, our President and Chief Operating Officer, departed the Company. As a result, we have recently undergone a significant evolution of our strategy and leadership, and our results and plans reflect those changes.
Industry Background
Managing Information Online Is Challenging. Many businesses struggle to effectively control, structure and manage information across the digital ecosystem where consumers discover their businesses. This is due to several factors:
•Lack of Control of Information Online. Many answers and results provided by searches currently come from third-party sources such as data aggregators, governmental agencies and consumers. The net result of this third-party sourcing has been to produce “best guess” data that can often miss or misstate the true facts about businesses worldwide.
•Attributes that Describe the Information About a Business Are Expanding. To respond to consumer questions, businesses need to be able to define the information about their business using detailed, category-specific attributes ranging from name, address and phone number to more detailed items such as whether a hotel accepts pets, a restaurant has a gluten-free menu or a doctor accepts certain insurance plans.
•Information About a Business Is Dynamic. The information about a business include dynamic attributes that change frequently, such as opening hours, holiday hours, menus, events and promotions.
•Information About a Business Exists in Many Places. With popular services such as Google, Facebook and Yelp, as well as vertical search applications and search leveraging AI using mobile, voice-based and in-app search, businesses need an efficient way to control their information across these multitude of services.
Consistent Knowledge About a Business Is Fundamental. When potential consumers want to make a purchase, businesses need to be able to answer consumers' questions accurately and directly. Inaccurate or incomplete information may result in lost sales opportunities, negative brand experiences and organizational inefficiencies.
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
Existing Alternatives Are Inadequate. Traditional methods for managing information about brands include paper or legacy software-based solutions, such as word processors or spreadsheets. Simply managing and updating information within the few core search engines, such as Google and Bing, through these traditional methods is already very challenging, and becomes even more so when implementing updates on an increasing number of other services such as Instagram, Snapchat and Uber.
Consumer Reviews Are of Critical Importance. Many major applications include consumer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.
Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as qualifications of a wealth advisor, amenities at a hotel, or course offerings at a university. As a result, businesses must ensure that the information about their business are available, accurate and consistent online so that they can be found. Moreover, businesses want to make sure that they appear prominently online when nearby consumers search for them. Finally, once a consumer reaches a business’s website ready to transact, the business must be ready to answer the consumer’s specific queries.
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
•Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our Listings product for their stores in a particular country with opportunities to expand to other stores in the geographic region. We continue to sell additional products and features of our platform, such as Pages, Reviews and Search, to existing customers. See "Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.
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
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities, and we will continue to invest in our platform to help our customers better control the information about their businesses online.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships and increasing our customers' adoption of the Yext platform. Our comprehensive training program and community helps our customers and the developer community develop skills to build custom solutions on our platform.
•Extend the Publisher Network. We plan to continue to expand our Publisher Network. As of January 31, 2024, our Publisher Network was comprised of over 200 service and application providers. We continue to focus on adding more industry vertical-specific and international services to our Publisher Network as well as including new services that may become more commonly used in the future.
•Expand Integrations. Yext offers integrations with a number of other platforms through the Yext App Directory and Yext Connectors framework. These integrations offer our customers the ability to connect Yext with other systems. The App Directory includes integrations with third-party applications that can supplement our existing platform capabilities. The Connectors framework provides organizations with pre-built or custom integrations that can be used to pull content into the Knowledge Graph. The continued expansion of the Yext App Directory and Yext Connectors framework will give organizations additional flexibility to support new and varied use cases, growing our market opportunity and further increasing customer retention.
Key Benefits of Our Platform
The Yext digital presence platform provides the following benefits depending on a customer’s subscription level and enabled product features:
•Control over Information. Our platform is the system of record that enables our customers to control and centralize the information about their businesses, resulting in the elimination of inaccurate and duplicate data and the ability to seamlessly update data across our Publisher Network.
•Flexibility for Optimized Management of Business Attributes. Our technology enables businesses to develop structured data that suits their business needs and is optimized for search and discovery. Our platform gives businesses the ability to organize, edit and update the information about their business based on numerous standard attribute fields, such as address and hours of operation, and increase the depth of their data using our extensible custom fields, such as menu options or accepted insurance plans.
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
The Yext Digital Presence Platform
Yext's cloud-based platform powers products and features that allow our customers to provide accurate and direct answers to consumer questions, to control the information about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshots, specialties or education; job information such as title and description; FAQs and more. These and other public data about a business are stored in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our customers can then use information from the Knowledge Graph to answer consumers' questions, to power and update their landing pages and to make this information available through our Publisher Network of over 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner.
The key products and features that comprise the Yext platform include:
•Listings. Listings allows our customers to sync and update the content they store in the Yext platform across our Publisher Network providing customers with greater control and consistency over their brand.
•Content. Content powers the Knowledge Graph that organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationship between data points.
•Pages. Pages enables businesses to create landing pages on their website to capture traffic from search engines and establish a call-to-action for consumers who reach those pages.
•Reviews. Reviews enables customers to encourage and facilitate reviews, thereby increasing the quantity and quality of the reviews available to potential consumers and provides tools to manage their reviews from multiple sources across our Publisher Network from a single location.
•Connectors. Connectors unifies data from different external sources into a centralized data storage that powers the experiences and knowledge behind different channels.
•Search. Search delivers a natural-language search experience on a company’s website and other digital properties, where consumers can search a company’s Knowledge Graph and get direct answers in the form of knowledge cards, maps and other relevant results.
Our platform contains various other features. Analytics provides businesses a holistic view of where and how consumers interact with their brand both on their own websites and on third-party applications as well as insight into consumer interactions on their Yext Listing, Pages and Search experiences that can drive customer revenue. Social empowers businesses to build and grow relationships with their local customers at scale by easily sharing relevant content, news and offers across social channels. Ultimately, our platform helps businesses deliver accurate, consistent, up to date and compelling information to consumers.
We also offer our customers additional resources through Hitchhikers, a comprehensive training program and community for professionals, whom use Yext. With Hitchhikers, our customers and the developer community are now able to build custom search solutions for their business using our platform. We continue to invest in platform and features development to help our customers better control the information about their business and have released new products and features to all of our customers multiple times a year.

Our Technology
Our cloud-based platform is designed to scale as we continue to add customers and allows us to support the entities managed with our platform and the millions of associated facts. Our platform is built primarily with industry-standard open source technology. We use a microservices-based architecture to maximize the manageability, flexibility and scalability of our software as it continues to grow more complex. We also employ a modern continuous delivery approach to building, testing and deploying our software.
Hosting
Our administrative and content management software is run from co-location data centers in the United States and third-party hosting services in the European Union. To provide the highest level of up-time and lowest latency for our platform capabilities, key high-volume services are hosted by third-party hosting services, which allows easier and greater scalability and provides for redundancy.
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
•retrieve or get notified about reviews and allow review response; and
•obtain statistics about traffic on listings to display to our customers in our platform.
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
Over the years, we have developed special integrations with a number of the applications in our Publisher Network, App Directory, and Connectors framework. We have also worked with the major application providers to develop trust and strong working relationships, resulting in specific operational workflows, processes for issue resolution, and specialized technology and processes tailored to the nuances of each. For smaller application providers, we have developed our own Application Programming Interface, or API, specifications that can be used to build and implement integration with our platform.
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, hospitality, food services, retail and financial services. For this purpose, we define a customer as a separate and distinct entity, such as a company, a government institution, or a business unit of a large corporation, that has its own separate contract with us to access our platform. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
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
Sales and Marketing
We sell our platform throughout the world to customers of all sizes, including our enterprise, mid-size, and third-party reseller customers. In transactions with resellers, we are only a party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer. We continue to develop programs comprised of technology companies and consultants to promote the Yext platform to their customers.
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
Patents and Patent Applications
As of January 31, 2024, we had 26 issued U.S. patents, one issued U.S. design patent, seven issued international design patents, four issued national stage patents, 26 non-provisional applications, one provisional application, one U.S. design patent application, one international design application, eight international Patent Cooperation Treaty patent applications pending, and 26 national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2047. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2024, we had 162 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
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
As we develop our platform, we will introduce products and features that compete in new markets and as a result we will face more established businesses in these markets. For example, Search was launched in 2019 and competes with more established search products and legacy search features. We believe our product is differentiated from that of our competitors because of its ease and cost of deployment, ability to leverage structured data in Knowledge Graph, multi-algorithm approach and natural language understanding. As we introduce new features and our existing platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
Human Capital
We believe that creating great customer experiences begins with having a company culture that values the contributions of every employee. Yext is committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Conduct and Employee Handbook, which includes our anti-harassment policy. These policies and practices help us foster a workplace environment that promotes high performance and the opportunity for every employee to positively impact the customer experience while valuing inclusion and diversity. We support six employee resource groups, or ERGs, that are led by employees with a senior executive sponsor. The ERGs play a critical role in attracting high performing talent and facilitating engagement in mentoring and professional development, and contribute to the growth of Yext business in constituent communities.
To attract and retain highly capable and innovative employees, we pay for performance relative to the competitive market for talent in every location where Yext has employees. Our compensation packages include market-competitive pay, an Employee Stock Purchase Plan, healthcare and retirement benefits, paid time off and family leave and flexible work schedules. We also offer broad-based equity awards with multi-year vesting provisions to align the interest of employees with Yext stockholders, and reward our employees for long term corporate performance based on the value of our common stock and promote retention throughout the vesting period. We have invested resources to develop employee talent. In addition, we conduct an annual employee survey to measure employee engagement and identify areas for improvement over time.
To support our employees in the fiscal year ended January 31, 2024 and to promote their health and safety, Yext offices are open on a voluntary basis in accordance with guidance provided by government agencies. Many of our employees are working remotely or working part time in a Yext office and part time remotely. While we continue to hold virtual events, we have also resumed in-person marketing events. We provided two weeks of emergency family leave for employees to take care of a child or parent due to COVID-19 disruptions. Over the course of the fiscal year ended January 31, 2024, the number of days worked in Yext offices has increased as teams seek more face-to-face, in-person collaboration opportunities.
As of January 31, 2024, we had approximately 1,100 full-time employees, approximately 47% of whom are based in our New York headquarters.
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
•We are incorporating generative artificial intelligence ("AI"), into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
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
•Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.
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
We experienced declines in our revenue growth rates in recent years, including revenue growth rates of 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, and 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or even contract in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $2.6 million, $65.9 million and $93.3 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $679.2 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions, including inflation or reduced technology spending, may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions such as inflation may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.
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
Our management, headcount and operations have grown substantially since the Company went public in 2017, growing to approximately 1,100 as of January 31, 2024. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023.
Our overall headcount may fluctuate in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent quarters. In March 2022, our Chief Executive Officer, Howard Lerman, and our Chief Financial Officer, Steven Cakebread resigned, and our Chairman, Michael Walrath, and our Chief Accounting Officer, Darryl Bond, succeeded them as Chief Executive Officer and Chief Financial Officer, respectively. Additionally, in June 2022, our President and Chief Revenue Officer, David Rudnitsky resigned, and in October 2022, our Chief Revenue Officer, Brian Distelburger, announced that he would step down from his position as Chief Revenue Officer and Tom Nielsen was appointed as Chief Revenue Officer. Mr. Distelburger further announced in March 2023 that he would be stepping back as an employee as well, although he continues to serve on our Board of Directors. More recently, in September 2023, Marc Ferrentino, our President and Chief Operating Officer, resigned. While we believe these will be of long term value to our stockholders, the resulting changes and related disruption have and may continue to have near-term effects on our business, growth and profitability.
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

•natural disasters, pandemics, acts of terrorism, war (including the ongoing military conflicts between Russia and Ukraine and in the Middle East, and resulting sanctions imposed by the United States and other countries), and other events beyond our control; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if the mix of products and features we sell changes, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross margin, profitability, financial condition and cash flow.
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
The market for our platform is competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Many companies develop and market products and services that compete to varying extents with ours, and we expect competition in our market to intensify.
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
We also face many other competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of ours. A number of potential new competitors, such as application providers, that enter our markets through acquisitions or otherwise, may decide to create or acquire products that compete with our platform or we may develop products that compete with their existing platforms. Moreover, industry consolidation may increase competition. Some of these current and potential competitors may have longer operating histories, greater name recognition, more established relationships with current and potential customers, larger customer bases or significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors' products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. Certain of our existing and new competitors have or may develop technologies and services that compete with specific products or features in our platform seeking to be best-in-class. To the extent our customers or potential customers choose to work with several of these vendors rather than implement our platform, our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
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
For the fiscal years ended January 31, 2024, 2023 and 2022, the aggregate of our top five customers accounted for approximately 8%, 9% and 8%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers. We expect that the corresponding absence of revenue from this customer will become more apparent in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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

We depend on our senior management team, and the loss of one or more of our executive officers or key employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in March 2022, we changed our Chief Executive Officer, Chief Financial Officer and broader leadership team and the change of key executives may disrupt strategic initiatives of these functions for a period of time. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our platform and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. In addition, we sell our features to companies in a number of industries, including healthcare, hospitality, food services, retail and financial services. If we are not successful in building our brand, we may become identified with a single industry, which could make it more difficult for us to penetrate other industries.

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
Our chief executive officer and chief financial officer have limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. While certain other executives have such experience, our management team, as a whole, may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors to which a public company is subject. These obligations and constituents require significant attention from our senior management, particularly from our chief executive officer and chief financial officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.
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
In addition, the proper functioning of our platform is dependent on the ability of our Publisher Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Publisher Network application providers provide us with an API on which our ability to interface with that provider is based. Furthermore, in a rapidly changing business environment, for example in connection with the COVID-19 pandemic, our Publisher Network application providers may experience limitations and delays, which could limit the functionality of our platform. If the functionality of the software, APIs or websites of our third-party application providers is impaired, our customers may attribute such limitations to us and our platform thus damaging our reputation and customer relationships. If our Publisher Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
We are incorporating generative artificial intelligence ("AI"), into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
We have incorporated a number of generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes. We have implemented measures to address algorithmic bias, such as testing our algorithms and regularly reviewing our data sources. However, there is a risk that our algorithms could produce discriminatory or unexpected results or behaviors (e.g., hallucinatory behavior) that could harm our reputation, business, customers, or stakeholders. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, answers or recommendations that AI-powered applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.
There are a limited number of AI service providers that license large language models ("LLMs") that are sufficient for use in our AI-powered applications. If our agreements with these AI service providers terminate or cannot be renewed on favorable terms, it may affect our ability to develop our AI-powered platform innovations and features. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our users’ experience and diminish the perceived quality and value of our offerings. This in turn could damage our brand, reputation, competitive position and business.

Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business.
Furthermore, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered platform innovations and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by any generative AI tools may expose us to claims, increasing our risks of liability. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of users of AI-powered applications. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services, and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.
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
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage and security of personal data, including unique online identifiers. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. Numerous other states have proposed, and in many cases, enacted, privacy legislation. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may continue to enact data protection legislation that may be similar to or different from the state privacy laws already adopted.
Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of personal data. We may be required to incur costs and expenses to stay in compliance with these interpretations, and if we were found to have violated consumer protection laws, we may face enforcement actions which could adversely affect our business. We also may be subject to laws and rules implemented and enforced by the FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies, as well as state, local or international laws and regulations related to marketing, advertising, commercial electronic mail and other messages. Compliance with these requirements may limit our ability to engage in certain marketing and advertising activities. If we were found to have violated such requirements, we may face enforcement actions and/or face civil penalties, either of which could adversely affect our business.
Several foreign countries and governmental bodies, including the European Union, Switzerland and the United Kingdom, have laws and regulations dealing with the processing of personal data obtained about their residents, which in certain cases are more restrictive than those in the United States. We expect that additional jurisdictions may enact similar requirements. Laws and regulations in these jurisdictions can apply broadly to the collection, use, storage, disclosure, and security of various types of data, including personal data, such as names, email addresses and in some jurisdictions, unique online identifiers like Internet Protocol, or IP, addresses.
In particular, in the European Union, the GDPR became effective in May 2018. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. The United Kingdom has implemented data protection laws that substantially align with requirements under the GDPR and provide for similar penalties. The United Kingdom’s decision to adopt a separate data protection regime after its exit from the European Union, known as Brexit, has created uncertainty and the potential for differing regulations as compared to the European Union, which in turn may delay or deter transactions with customers that transfer personal data to and from the United Kingdom.
In addition, there remains uncertainty regarding transfers of certain personal data from the European Economic Area, Switzerland, and the United Kingdom following Brexit as well as the invalidation of both the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield. While alternative transfer mechanisms, such as Standard Contractual Clauses, are available to Yext and its customers for such transfers, the use of these transfer mechanisms, in addition to related developments and uncertainty, could require us to implement additional contractual and technical safeguards for personal data transferred out of the European Economic Area, Switzerland, and the United Kingdom, which may increase compliance and related costs and risks, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, operating results and financial condition. Customers and potential customers may hesitate or refuse to purchase and use our products and services due to the potential risk associated with cross-border data transfers or may view alternative data transfer mechanisms as being too costly, burdensome or uncertain. Our ability to attract and retain customers may therefore be impaired. In addition, other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or invalidated or may evolve such that they do not function as appropriate means for us to transfer certain personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States.
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
To protect the personal data that we process, including payment card information, we have implemented technical and organizational measures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, destruction, or misappropriation caused by systems failures, unauthorized access, or other misuse. Notwithstanding these measures, we could experience security incidents, fail to handle personal data correctly or be subject to liability claims relating to information security by individuals and customers whose data resides in our databases. We are also required to comply with applicable industry standards with respect to our handling of payment card information. If we fail to meet appropriate compliance levels for payment card data specifically, this could negatively impact our ability to utilize payment cards as a method of payment, and/or collect and store payment card information, which could disrupt our business.
As our products are applied to new uses and in new verticals, we may become subject to additional regulations or legal risks. For example, we have begun selling our platform to government entities. Risks associated with sales to government entities include adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. Sales to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. As another example, in order to offer our products to certain customers in the health care industry we have implemented certain security and privacy measures and related procedures to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. We may execute HIPAA business associate agreements, or BAAs, with certain customers that are “covered entities” under HIPAA, which would subject us to additional liabilities, penalties and fines in the event we fail to comply with the terms of such agreements. The storage of such information may require us to modify and enhance our platform at a significant cost.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or information security may result in governmental investigations and enforcement actions, litigation, fines and penalties, consumer actions, and/or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. This could materially affect our business, operating results, and financial condition. Furthermore, our third-party reseller customers, over which we have more limited control, may not comply with the laws, regulations, and policies described above, which may damage our reputation or subject us to costly legal or regulatory inquiries and liability or to contractual liability.
We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, advertising, communications, information security and cross-border data transfer in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements placed upon us, our customers, partners or end consumers in connection with the use and disclosure of such information could require us to incur additional costs or modify our platform or other aspects of our products and services, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether.
Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.
We use AI, including machine learning and generative AI, throughout our business. As the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms and data analytics and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
For example, in Europe, the Council of the EU European Parliament and European Commission has reached provisional agreement on a revised draft of the AI Act which is currently expected to be enacted in early 2024. The current draft of the AI Act, if enacted, would establish a risk-based governance framework for regulating high-risk AI systems operating in the EU market. This framework would categorize AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. While the AI Act has not been enacted or enforced, there is a risk that our current or future AI-powered software or applications may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the European Union and member state authorities. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.
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
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize such costs over a period of five or fifteen years. Such provision may accelerate our cash taxes and increase our effective tax rate, resulting in an adverse effect on our overall results of operations and financial condition. While it is possible that Congress may modify, defer, or repeal such provision, we have no assurance that the provision will be modified, deferred or repealed.
In addition, global tax developments applicable to multinational businesses continue to evolve and create uncertainty to us. For example, the United States recently enacted an alternative minimum tax for companies with modified GAAP net income in excess of $1 billion. The Organization for Economic Cooperation and Development (the “OECD”) also has proposals regarding the implementation of global minimum tax. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. We continue to evaluate the impact of these tax developments as new guidance and regulations are published and such becomes applicable.
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
The United States enacted the Inflation Reduction Act in August 2022 which introduced several tax provisions including a 1% excise tax on certain stock repurchases made after December 31, 2022. We may be subject to this new excise tax which could increase the cost of such repurchases.
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
Our ability to use our tax attributes to offset future income tax liabilities may be subject to certain limitations.
As of January 31, 2024, we had significant tax attributes due to U.S. federal and state net operating loss carryforwards and U.S. federal research and development tax credit carryforwards. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change tax attributes to offset income tax liabilities arising from post-change taxable income. Our existing tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize these tax attributes could be further limited by Sections 382 and 383 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
•our ability to attract and retain new and existing customers;
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of January 31, 2024, we repurchased 16,824,920 shares for $100.3 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our risk management framework is designed to identify, assess, and mitigate potential threats that may impact the achievement of our business objectives. We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of potential risks, both internal and external, that could affect our business operations, financial stability, and reputation, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Our risk assessment methodology considers historical data, control effectiveness, and expert analysis to quantify and prioritize risks accordingly.
Following these risk assessments, we consider whether and how to adjust our strategies and controls to reduce the potential impact of identified risks. Our management team is responsible for executing risk mitigation plans and monitoring the effectiveness of these measures. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Technology Officer, who in turn reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
We work to educate our employees about cybersecurity risk management and the latest threats to enhance their awareness and to foster a security-conscious culture throughout the organization. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.
We have engaged consultants and other third parties in connection with our risk assessment processes. These third parties have assisted us with the design and implementation of our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
We, like any technology company operating in the current environment, have experienced cybersecurity incidents in the past. However, as of the date of filing this Annual Report on Form 10-K, we have not previously experienced any cybersecurity incidents that were determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
Governance
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. The audit committee of our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.
Members from our legal, finance, internal audit and technology leadership comprise a management committee on cybersecurity (the “Cybersecurity Risk Committee”), which is primarily responsible to assess and manage our material risks from cybersecurity threats. The composition of our Risk Management Committee reflects a diverse and comprehensive range of expertise, critical for overseeing the effective evaluation and management of potential material cybersecurity risks within Yext. Members of the Cybersecurity Risk Committee hold advanced degrees in key fields relevant to our risk management efforts, including computer science, information security assurance, business administration, engineering, as well as legal, finance, and accounting disciplines. This combination of specialized knowledge and experience, reinforced by industry recognized certifications in these areas, positions the Cybersecurity Risk Committee to effectively evaluate and manage potential material cybersecurity risks.
Our Chief Information Security Officer and our Cybersecurity Risk Committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Information Security Officer and our Cybersecurity Risk Committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

•Continuous monitoring to detect and respond to potential cybersecurity incidents promptly, including the use of advanced security technologies and threat intelligence;
•Engagement with external cybersecurity experts to conduct independent assessments of our cybersecurity posture, ensuring that our defenses remain robust against an evolving the threat landscape;
•Development and testing of incident response processes, plans and procedures to ensure preparedness in the event of a cybersecurity incident, including clearly defined roles and responsibilities enabling a swift and coordinated response;
•Communication and update channels that allow for the timely dissemination of information regarding cybersecurity incidents and the effectiveness of implemented controls. This includes regular reporting to senior management, Cybersecurity Risk Committee and, as appropriate, to the Board of Directors; and
•Regular review and updating of our cybersecurity policies and processes to reflect the changing threat landscape ensuring that our risk management practices remain effective and aligned with industry best practices.
Our Chief Information Security Officer and/or Chief Technology Officer provide quarterly briefings to the audit committee of our Board of Directors regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to our Board of Directors on such reports.
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
Item 3. Legal Proceedings
We are not currently a party to any legal proceedings that are material to our business or financial condition. From time to time, we have and may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
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
Stockholders
As of February 28, 2024, there were 35 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table sets forth issuer purchases of equity securities related to our share repurchase program for the fiscal year ended January 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2023 - February 28, 2023	254,515	7.35	254,515	$20.7
March 1, 2023 - March 31, 2023	192,023	8.92	192,023	$19.0
April 1, 2023 - April 30, 2023	117,031	8.80	117,031	$18.0
May 1, 2023 - May 31, 2023	278,939	8.21	278,939	$15.7
June 1, 2023 - June 30, 2023	182,351	11.53	182,351	$13.6
July 1, 2023 - July 31, 2023	201,203	10.03	201,203	$11.6
August 1, 2023 - August 31, 2023	259,937	8.85	259,937	$9.3
September 1, 2023 - September 30, 2023 (1)	1,240,741	6.45	1,240,741	$51.2
October 1, 2023 - October 31, 2023	253,901	6.22	253,901	$49.7
November 1, 2023 - November 30, 2023	—	—	—	$49.7
December 1, 2023 - December 31, 2023	—	—	—	$49.7
January 1, 2024 - January 31, 2024	—	—	—	$49.7
Total	2,980,641		2,980,641
(1) In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program.
See Note 10. "Equity", to our consolidated financial statements for further discussion on our share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2024.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock, restricted stock units, and performance-based restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	14,617,242	(3)	$6.26	9,345,275	(4)
Equity compensation plans not approved by security holders	2,000,000		—	—	(5)
Total	16,617,242		$6.26	9,345,275
(1) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding restricted stock, restricted stock units and performance-based restricted stock units.
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
(3) This amount includes 2,021,494 shares subject to outstanding options, 9,790,748 shares subject to outstanding restricted stock and restricted stock units, and 2,805,000 shares subject to outstanding performance-based restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 4,844,507 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 4,500,768 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans and such future increases are not reflected in the table above.
(5) In March 2022, we made a grant to an executive in the form of 2,000,000 performance-based restricted stock units. This grant was outside of the Company’s 2016 Equity Incentive Plan in reliance on the inducement award exception contained in NYSE Listing Rule 303A.08.

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

Comparison of Cumulative Total Return of YEXT, INC.
Index Value
400
300
200
100
0
04/13/17
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
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
Overview
Yext empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first-and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2024, for example, are to the fiscal year ended January 31, 2024.
Macroeconomic Conditions
Our results of operations have been and may continue to be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and public health emergencies, such as the COVID-19 pandemic. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain, which has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
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
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of January 31, 2024, customer count was approximately 3,000.
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

	January 31,		Variance
	2024	2023	Dollars	Percent
Annual Recurring Revenue
Direct Customers(1)	$315,594	$327,017	$(11,423)	(3)%
Third-Party Reseller Customers	71,784	73,343	(1,559)	(2)%
Total Annual Recurring Revenue	$387,378	$400,360	$(12,982)	(3)%
(1) ARR as of January 31, 2024 includes a decrease of $10.8 million related to the attrition of a large customer, which occurred during the three months ended January 31, 2024.
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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers. The following table provides our dollar-based net retention rate for the fiscal years ended January 31, 2024 and 2023:

	January 31,
	2024	2023
Dollar-Based Net Retention Rate (ARR)
Direct Customers (1)	91%	97%
Third-Party Reseller Customers	95%	92%
Total Customers	92%	96%
(1) Dollar-Based Net Retention Rate as of January 31, 2024 reflects the attrition of a large customer, which occurred during the three months ended January 31, 2024.

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription and associated support to our platform. Our contracts are typically one year in length, but may be up to three years or longer in length. Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our platform is made available to customers. At the beginning of each subscription term we invoice our customers, typically in annual installments, but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and unearned revenue. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred.
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

Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023. For a discussion of our results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2024	2023
Revenue	$404,322	$400,850
Cost of revenue(1)	87,468	103,960
Gross profit	316,854	296,890
Operating expenses:
Sales and marketing(1)	178,830	211,479
Research and development(1)	72,040	70,903
General and administrative(1)	72,185	79,336
Total operating expenses	323,055	361,718
Loss from operations	(6,201)	(64,828)
Interest income	7,094	1,684
Interest expense	(470)	(589)
Other expense, net	(761)	(125)
Loss from operations before income taxes	(338)	(63,858)
Provision for income taxes	(2,292)	(2,080)
Net loss	$(2,630)	$(65,938)
(1) Amounts include stock-based compensation expense as follows:

	Fiscal year ended January 31,
(in thousands)	2024	2023
Cost of revenue	$2,900	$5,042
Sales and marketing	15,067	22,961
Research and development	11,349	16,401
General and administrative	15,645	18,674
Total stock-based compensation expense	$44,961	$63,078

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	22	26
Gross profit	78	74
Operating expenses:
Sales and marketing	44	53
Research and development	18	17
General and administrative	18	20
Total operating expenses	80	90
Loss from operations	(2)	(16)
Interest income	2	—
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	—	(16)
Provision for income taxes	(1)	—
Net loss	(1)%	(16)%
Note: Numbers rounded for presentation purposes and may not sum.
Fiscal Year Ended January 31, 2024 Compared to Fiscal Year Ended January 31, 2023
Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$404,322	$400,850	$3,472	1%
Cost of revenue	87,468	103,960	$(16,492)	(16)%
Gross profit	$316,854	$296,890	$19,964	7%
Gross margin	78.4%	74.1%
Total revenue was $404.3 million for the fiscal year ended January 31, 2024, compared to $400.9 million for the fiscal year ended January 31, 2023, an increase of $3.5 million or 1%, primarily driven by new customer subscriptions to our platform, expanded subscriptions for existing customers, and the impact of foreign currency exchange rates as discussed below. Revenue recognized from subscriptions and associated support to our platform was 92% and 91%, while revenue recognized from professional services was 8% and 9%, for the fiscal years ended January 31, 2024 and 2023, respectively.
Revenue for the fiscal year ended January 31, 2024 included a positive impact from foreign currency exchange rates of approximately $1.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Fiscal year ended January 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$327,093	$318,032	$9,061	3%
Third-Party Reseller Customers	77,229	82,818	(5,589)	(7)%
Total Revenue	$404,322	$400,850	$3,472	1%
Revenue attributable to direct customers was $327.1 million for the fiscal year ended January 31, 2024, compared to $318.0 million for the fiscal year ended January 31, 2023, an increase of $9.1 million or 3%, primarily driven by new customer subscriptions to our platform, as well as expanded subscriptions for existing customers. While the attrition of a large direct customer occurred during the three months ended January 31, 2024, we expect that the corresponding absence of revenue from this customer will become more apparent in our quarterly results for the fiscal year ending January 31, 2025. Revenue attributable to third-party reseller customers was $77.2 million for the fiscal year ended January 31, 2024, compared to $82.8 million for the fiscal year ended January 31, 2023, a decrease of $5.6 million or 7% primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $87.5 million for the fiscal year ended January 31, 2024, compared to $104.0 million for the fiscal year ended January 31, 2023, a decrease of $16.5 million, or 16%. The decrease was primarily driven by employee related costs, as personnel-related costs decreased $11.3 million and stock-based compensation expense decreased $2.1 million, reflecting lower headcount. In addition, depreciation expense decreased $2.1 million as certain assets have fully depreciated.
Gross margin was 78.4% for the fiscal year ended January 31, 2024, compared to 74.1% for the fiscal year ended January 31, 2023 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$178,830	$211,479	$(32,649)	(15)%
Research and development	$72,040	$70,903	$1,137	2%
General and administrative	$72,185	$79,336	$(7,151)	(9)%
Sales and marketing expense was $178.8 million for the fiscal year ended January 31, 2024, compared to $211.5 million for the fiscal year ended January 31, 2023, a decrease of $32.6 million, or 15%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $20.2 million and stock-based compensation expense decreased $7.9 million, reflecting lower headcount. In addition, conferences and events decreased $1.3 million.
Research and development expense was $72.0 million for the fiscal year ended January 31, 2024, compared to $70.9 million for the fiscal year ended January 31, 2023, an increase of $1.1 million, or 2%. The increase was primarily driven by a $4.3 million increase in personnel-related costs, as well as smaller increases in depreciation expense, among others. These increases were partially offset by a $5.1 million decrease in stock-based compensation expense, largely due to decreases in the fair value of awards granted.
General and administrative expense was $72.2 million for the fiscal year ended January 31, 2024, compared to $79.3 million for the fiscal year ended January 31, 2023, a decrease of $7.2 million or 9%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $3.0 million and personnel-related costs decreased $1.8 million, reflecting lower headcount. In addition, professional related costs decreased $2.8 million. These decreases were partially offset by smaller increases in bad debt expense, among others.
Net Loss
Net loss was $2.6 million and $65.9 million for the fiscal years ended January 31, 2024 and 2023, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, which may vary for reasons unrelated to overall operating performance.
We use non-GAAP net income (loss) in conjunction with traditional GAAP net income (loss) as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies.
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as GAAP net income (loss) before (1) interest income (expense), net, (2) provision for income taxes, (3) depreciation and amortization, (4) other income (expense), net, and (5) stock-based compensation expense. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.

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
Our non-GAAP financial measures may be limited in their usefulness because they do not present the full economic effect of the expenses mentioned above. We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the most closely related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net income (loss) and Adjusted EBITDA in conjunction with GAAP net income (loss).
The following table reconciles our GAAP net loss to non-GAAP net income (loss):

	Fiscal year ended January 31,
(in thousands)	2024	2023
GAAP net loss	$(2,630)	$(65,938)
Plus: Stock-based compensation expense	44,961	63,078
Non-GAAP net income (loss)	$42,331	$(2,860)
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Fiscal year ended January 31,
	2024	2023
(in thousands)
GAAP net loss	$(2,630)	$(65,938)
Interest (income) expense, net	(6,624)	(1,095)
Provision for income taxes	2,292	2,080
Depreciation and amortization	15,805	17,583
Other expense (income), net	761	125
Stock-based compensation expense	44,961	63,078
Adjusted EBITDA	$54,565	$15,833
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Fiscal year ended January 31,
(in thousands)	2024	2023	Growth Rates
Revenue (GAAP)	$404,322	$400,850	1%
Effects of foreign currency rate fluctuations	(1,305)
Revenue on a constant currency basis (Non-GAAP)	$403,017		1%

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash and cash equivalents of $210.2 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
As of January 31, 2024, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.4 million available and $13.6 million in letters of credit allocated as security in connection with office space.
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

Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the fiscal year ended January 31, 2024, 2,980,641 shares were purchased for a total cost of $22.9 million, inclusive of broker commissions. As of January 31, 2024, a total of 16,824,920 shares have been purchased for a total cost of $100.3 million since the commencement of the program, inclusive of broker commissions, and approximately $49.7 million remains available for future purchases.
Cash Flows
In this section, we discuss our cash flows for the fiscal years ended January 31, 2024 and 2023. For a discussion of our cash flows for the fiscal year ended January 31, 2022, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$46,157	$17,853
Net cash used in investing activities	$(2,728)	$(6,193)
Net cash used in financing activities	$(23,254)	$(79,021)
Operating Activities
Net cash provided by operating activities of $46.2 million for the fiscal year ended January 31, 2024 reflected our net loss of $2.6 million, adjusted by non-cash charges including stock-based compensation expense of $45.0 million, depreciation and amortization expense of $15.8 million and amortization of operating lease right-of-use assets of $8.8 million. In addition, there were positive adjustments resulting from changes in costs to obtain revenue contracts of $8.8 million, prepaid expenses and other current assets of $0.8 million and accounts receivable of $0.5 million, mainly due to timing of billing and cash collections during the period. These increases were partially offset by changes in operating lease liabilities of $11.7 million, unearned revenue of $11.3 million and accounts payable, accrued expenses and other current liabilities of $10.2 million.
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
Investing Activities
Net cash used in investing activities of $2.7 million for the fiscal year ended January 31, 2024 reflected capital expenditures.
Net cash used in investing activities of $6.2 million for the fiscal year ended January 31, 2023 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $23.3 million for the fiscal year ended January 31, 2024 was primarily related to $23.1 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $13.0 million and payments of deferred financing costs of $0.5 million. This was partially offset by proceeds from exercise of stock options of $9.4 million and net proceeds from employee stock purchase plan withholdings of $3.9 million.
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
Revenue Recognition
We derive our revenue primarily from our subscriptions and associated support to our platform. Our subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Our subscription and associated support performance obligation is distinct because a customer's use of our platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, we enter into a contract that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. Our professional services performance obligation is distinct as it does not significantly change or enhance the functionality of our platform.
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
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of our assets and liabilities. We classify all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes on our consolidated statement of operations and comprehensive loss.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2024 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of January 31, 2024, we had cash and cash equivalents of $210.2 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue of $404.3 million for the year ended January 31, 2024, and $212.2 million of unearned revenue as of January 31, 2024. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

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
March 13, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Yext, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young, LLP
New York, New York
March 13, 2024

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2024	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$210,184	$190,214
Accounts receivable, net of allowances of $1,013 and $868, respectively	108,198	109,727
Prepaid expenses and other current assets	14,849	15,629
Costs to obtain revenue contracts, current	26,680	31,023
Total current assets	359,911	346,593
Property and equipment, net	48,542	62,071
Operating lease right-of-use assets	75,989	85,463
Costs to obtain revenue contracts, non-current	16,710	21,037
Goodwill	4,478	4,477
Intangible assets, net	168	193
Other long term assets	3,012	3,927
Total assets	$508,810	$523,761
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,766	$49,017
Unearned revenue, current	212,210	223,706
Operating lease liabilities, current	16,798	18,155
Total current liabilities	267,774	290,878
Operating lease liabilities, non-current	89,562	100,534
Other long term liabilities	4,300	4,326
Total liabilities	361,636	395,738
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2024 and 2023; zero shares issued and outstanding at January 31, 2024 and 2023	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2024 and 2023, respectively; 148,197,347 and 142,684,128 shares issued at January 31, 2024 and 2023, respectively; 124,867,093 and 122,334,515 shares outstanding at January 31, 2024 and 2023, respectively	148	142
Additional paid-in capital	942,622	897,368
Accumulated other comprehensive loss	(4,183)	(3,617)
Accumulated deficit	(679,172)	(676,542)
Treasury stock, at cost	(112,241)	(89,328)
Total stockholders’ equity	147,174	128,023
Total liabilities and stockholders’ equity	$508,810	$523,761
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2024	2023	2022
Revenue	$404,322	$400,850	$390,577
Cost of revenue	87,468	103,960	98,299
Gross profit	316,854	296,890	292,278
Operating expenses:
Sales and marketing	178,830	211,479	230,467
Research and development	72,040	70,903	68,350
General and administrative	72,185	79,336	83,420
Total operating expenses	323,055	361,718	382,237
Loss from operations	(6,201)	(64,828)	(89,959)
Interest income	7,094	1,684	22
Interest expense	(470)	(589)	(544)
Other expense, net	(761)	(125)	(1,501)
Loss from operations before income taxes	(338)	(63,858)	(91,982)
Provision for income taxes	(2,292)	(2,080)	(1,277)
Net loss	$(2,630)	$(65,938)	$(93,259)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.53)	$(0.73)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,056,949	125,250,723	127,814,447

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(568)	$(3,421)	$(2,609)
Unrealized gain (loss) on marketable securities, net	2	(9)	—
Total comprehensive loss	$(3,196)	$(69,368)	$(95,868)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance, January 31, 2021	123,989	$130	$733,933	$2,422	$(517,345)	$(11,905)	$207,235
Exercise of stock options	2,220	2	19,195	—	—	—	19,197
Vested restricted stock units converted to common shares	4,402	4	(4)	—	—	—	—
Issuance of restricted stock	15	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	531	1	6,484	—	—	—	6,485
Stock-based compensation	—	—	74,821	—	—	—	74,821
Other comprehensive loss	—	—	—	(2,609)	—	—	(2,609)
Net loss	—	—	—	—	(93,259)	—	(93,259)
Balance, January 31, 2022	131,157	137	834,429	(187)	(610,604)	(11,905)	211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	142	897,368	(3,617)	(676,542)	(89,328)	128,023
Exercise of stock options	1,704	2	9,376	—	—	—	9,378
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,952	3	(13,017)	—	—	—	(13,014)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	782	1	3,671	—	—	—	3,672
Stock-based compensation	—	—	45,224	—	—	—	45,224
Repurchase of common stock	(2,981)	—	—	—	—	(22,913)	(22,913)
Other comprehensive loss	—	—	—	(566)	—	—	(566)
Net loss	—	—	—	—	(2,630)	—	(2,630)
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2024	2023	2022
Operating activities:
Net loss	$(2,630)	$(65,938)	$(93,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	15,805	17,583	16,783
Bad debt expense	888	182	1,253
Stock-based compensation expense	44,961	63,078	73,480
Amortization of operating lease right-of-use assets	8,804	8,799	9,296
Other, net	540	1,195	582
Changes in operating assets and liabilities:
Accounts receivable	518	(10,056)	(6,106)
Prepaid expenses and other current assets	755	(2,303)	4,238
Costs to obtain revenue contracts	8,818	8,034	(9,113)
Other long term assets	896	1,140	(231)
Accounts payable, accrued expenses and other current liabilities	(10,176)	2,714	(494)
Unearned revenue	(11,252)	3,538	33,262
Operating lease liabilities	(11,687)	(10,986)	(6,644)
Other long term liabilities	(83)	873	(1,198)
Net cash provided by operating activities	46,157	17,853	21,849
Investing activities:
Capital expenditures	(2,728)	(6,193)	(13,418)
Net cash used in investing activities	(2,728)	(6,193)	(13,418)
Financing activities:
Proceeds from exercise of stock options	9,405	714	19,228
Repurchase of common stock	(23,086)	(77,250)	—
Payments for taxes related to net share settlement of stock-based compensation awards	(13,015)	(5,129)	—
Payments of deferred financing costs	(452)	(509)	(263)
Proceeds, net from employee stock purchase plan withholdings	3,894	3,153	5,652
Net cash (used in) provided by financing activities	(23,254)	(79,021)	24,617
Effect of exchange rate changes on cash and cash equivalents	(205)	(3,635)	(2,249)
Net increase (decrease) in cash and cash equivalents	19,970	(70,996)	30,799
Cash and cash equivalents at beginning of period	190,214	261,210	230,411
Cash and cash equivalents at end of period	$210,184	$190,214	$261,210
Supplemental disclosure of cash flow data:
Cash paid on interest	$—	$41	$75
Cash paid on income taxes	$2,716	$1,046	$1,325
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company") empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. The Company's digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in the Company's knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first- and third-party websites and applications through its network of over 200 service and application providers, which the Company refers to as its Publisher Network. These publishers include, among others, Amazon Alexa, Apple Maps, Bing, Cortana, Facebook, Google, Google Assistant, Google Maps, Siri and Yelp. The Company's platform powers all of the Company's key products, including Listings, Reviews, Pages, and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2024, for example, are to the fiscal year ended January 31, 2024.
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
Segment Information
The Company is the provider of the platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. The Company's business operates as one operating segment as all of the Company's offerings operate on the Company's platform and are deployed in an identical way, with its CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from its subscriptions and associated support to the Company's platform. The Company's subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
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
Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company's platform is made available to customers. Contracts are typically one year in length, but may be up to three years or longer in length. At the beginning of each subscription term the Company invoices its customers, typically in annual installments but also monthly, quarterly, and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in unearned revenue or revenue. The Company reports revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.
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
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, including the estimated life of capitalized software development costs resulting from additional functionality to the Company's platform and estimated customer life, among other such factors. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the fiscal years ended January 31, 2024 and 2023, the Company capitalized $27.7 million and $29.4 million of costs to obtain revenue contracts respectively, and amortized $36.4 million, $38.6 million and $39.5 million to sales and marketing expense as of January 31, 2024, 2023, and 2022, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $43.4 million and $52.1 million at January 31, 2024 and 2023, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Publisher Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes lease expenses, software expense, and depreciation expense, each of which are allocated based on employee headcount.
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
Stock-based compensation expense is generally recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units, restricted stock and performance-based restricted stock units, and four years for options. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised.
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

Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $3.9 million, $3.5 million and $8.4 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
Research and Development
Research and development costs are generally expensed as incurred, including personnel-related costs. Research and development expenses also include data centers costs associated with pre-production costs for testing and quality assurance, as well as lease expenses and software expense, each of which are allocated based on employee headcount. Research and development costs exclude capitalized software development costs.
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive loss. Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $2.1 million and $3.9 million as of January 31, 2024 and 2023, respectively, and primarily related to costs incurred in connection with additional functionality to its platform. Depreciation expense associated with capitalized software development costs was $3.2 million, $4.9 million and $3.7 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $0.5 million and $1.3 million as of January 31, 2024 and 2023 respectively, and $1.0 million, $2.5 million, and $2.1 million were amortized during the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The Company classifies all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes on the consolidated statement of operations and comprehensive loss.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock, restricted stock units and performance-based restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. See Note 15 "Net Loss Per Share Attributable to Common Stockholders" for further discussion.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2024 and 2023, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Marketable Securities
The Company's investments in marketable securities may consist of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. All marketable securities are carried at estimated fair value. Credit losses related to marketable securities are recorded, net in the consolidated statements of operations and comprehensive loss through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As of January 31, 2024, 2023, and 2022 no credit losses related to marketable securities were recorded by the Company. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive income (loss), as a component of stockholders’ equity.
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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2022	$2,042
Additions	367
Deductions - write offs	(1,541)
Allowance for doubtful accounts as of January 31, 2023	868
Additions	888
Deductions - write offs	(743)
Allowance for doubtful accounts as of January 31, 2024	$1,013
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
Intangible assets are amortized over their estimated useful lives. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on intangible assets for the periods presented in these consolidated financial statements. The Company's intangible assets included domains with a net book value of $0.2 million as of both January 31, 2024 and 2023.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for the Company's annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning in fiscal 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09.

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

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
North America	$318,502	$322,318	$309,938
International	85,820	78,532	80,639
Total revenue	$404,322	$400,850	$390,577
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79%, 80%, and 79% for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. Revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20%, 18% and 19% of total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. No other individual country represented more than 10% of total revenue during the fiscal years ended January 31, 2024, 2023 and 2022.
Significant Judgments
Significant judgments and estimates may be required to determine the appropriate application of accounting related to revenue, including whether performance obligations are distinct and assessments regarding the transaction price.
Performance Obligations
The Company has identified that it has two distinct performance obligations. The Company predominantly recognizes revenue through its performance obligation of a subscription and associated support to the Company's platform. The performance obligation is distinct because a customer's use of the Company's platform is fully functional upon access, does not require any additional development, modification or customization, and is often sold separately. In certain instances, the Company enters into a contract with a customer that includes a promise to provide certain technical or customized professional services, in addition to a promise to provide its subscription and associated support. The Company's professional services performance obligation is distinct as it does not significantly change or enhance the functionality of the Company's platform.
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
The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 8%, 9% and 8% of the Company's total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheet and were not significant as of January 31, 2024 and 2023.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2024 and 2023, unearned revenue, current was $212.2 million and $223.7 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.7 million and $0.1 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
Substantially all of the $223.7 million of unearned revenue, current as of January 31, 2023 was subsequently recognized as revenue during the fiscal year ended January 31, 2024.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of January 31, 2024 and 2023, customer deposits of $0.2 million and $0.3 million were included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2024, the Company had $465.1 million of remaining performance obligations, of which $403.7 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2023, the Company had $447.7 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	82,642	—	(7)	82,635
Total marketable securities	$146,608	$—	$(7)	$146,601

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	40,372	—	(9)	40,363
Total marketable securities	$108,537	$—	$(9)	$108,528
As of January 31, 2024 and 2023, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the fiscal years ended January 31, 2024, 2023 and 2022, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2024 and 2023, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	—	82,635	—	82,635
Included in cash and cash equivalents	$63,966	$82,635	$—	$146,601

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,165	$—	$—	$68,165
U.S. treasury securities	—	40,363	—	40,363
Included in cash and cash equivalents	$68,165	$40,363	$—	$108,528
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.
6. Goodwill
The Company had goodwill of $4.5 million as of both January 31, 2024 and 2023. The changes to goodwill during these periods relate to foreign currency translation adjustments.
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
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the fiscal years ended January 31, 2024 and 2023. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

7. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2024	January 31, 2023
Computer software	$22,500	$21,049
Office equipment	22,674	21,533
Furniture and fixtures	7,930	8,523
Leasehold improvements	59,927	63,371
Construction in progress	249	107
Software in progress	370	699
Total property and equipment, gross	113,650	115,282
Less: accumulated depreciation	(65,108)	(53,211)
Total property and equipment, net	$48,542	$62,071
As of January 31, 2024 and 2023, the Company's property and equipment, net attributable to the United States was 90% and 88%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $15.8 million, $17.6 million and $16.2 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
8. Accounts Payable, Accrued Expenses and Other Current Liabilities
        Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2024	January 31, 2023
Accounts payable	$7,430	$7,264
Accrued employee compensation	15,961	23,621
Accrued Publisher Network fees	1,839	3,220
Accrued professional services and associated costs	2,307	2,328
Accrued employee stock purchase plan withholdings liability	1,958	1,736
Other current liabilities	9,271	10,848
Total accounts payable, accrued expenses and other current liabilities	$38,766	$49,017
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
2016 Equity Incentive Plan
In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2023, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,893,381 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2024, the number of shares available for future award under the 2016 Plan is 4,844,507.

Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2023	4,593,704	$6.45	3.09	$5,020
Granted	—	$—
Exercised	(1,704,296)	$5.50
Forfeited or canceled	(867,914)	$8.75
Balance, January 31, 2024	2,021,494	$6.26	2.20	$989
Vested and expected to vest	2,021,494	$6.26	2.20	$989
Exercisable at January 31, 2024	2,021,494	$6.26	2.20	$989
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2024. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $6.3 million, $0.9 million and $13.5 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
        The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	11,564,867	$8.00
Granted	4,571,233	$8.28
Vested and converted to shares	(4,537,225)	$8.97
Forfeited or canceled	(1,808,127)	$8.74
Balance as of January 31, 2024	9,790,748	$7.54
The estimated weighted-average grant date fair value of restricted stock and restricted stock units granted was $8.28, $5.71, and $12.94 per share for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and restricted stock units vested was $40.7 million, $63.5 million, and $69.8 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
Employee Stock Purchase Plan
In March 2017, the Company's Board of Directors adopted, and its stockholders approved, the 2017 Employee Stock Purchase Plan ("ESPP"), which became effective on the date it was adopted. The number of shares of the Company's common stock that will be available for sale to employees under the ESPP increases annually on the first day of each fiscal year, in an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. On February 1, 2023, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 1,223,345 shares. As of January 31, 2024, a total of 4,500,768 shares of the Company's common stock are available for sale to employees under the ESPP.
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
A new offering period began on September 15, 2023 and will end on March 15, 2024. As of January 31, 2024, 487,529 shares are estimated to be purchased at the end of the offering period and $2.0 million has been withheld on behalf of employees for these future purchases under the ESPP and is included in accounts payable, accrued expenses and other current liabilities.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement of the offering period, to be purchased during an ESPP offering period were as follows:

	Fiscal year ended January 31,
	2024	2023	2022
Expected life (years)	0.50	0.50	0.50
Expected volatility	55.12% - 76.43%	48.87% - 63.52%	45.54% - 59.24%
Dividend yield	—%	—%	—%
Risk-free rate	4.73% - 5.49%	0.86% - 3.78%	0.05% - 0.06%
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
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense associated with the ESPP of $1.7 million, $1.5 million and $2.2 million, respectively. As of January 31, 2024, total unrecognized compensation cost related to ESPP was $0.3 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
Performance-Based Restricted Stock Units
In March 2022, the Company made a grant to an executive in the form of 2,000,000 performance-based restricted stock units ("PSUs"). This grant was outside of the Company’s 2016 Equity Incentive Plan, and will vest over approximately a four-year period following the achievement of certain stock price targets. During the fiscal year ended January 31, 2024, the Company granted additional PSUs to certain executives under the Company’s 2016 Equity Incentive Plan, which vest over approximately a one-year period following the achievement of certain stock price targets.
In January 2024, the Company made an additional grant to an executive in the form of 1,250,000 target PSUs under the 2016 Equity Incentive Plan. The total number of shares that will be eligible to vest ranges from 0% to 200% of the target PSUs and is based on the total shareholder return ("TSR") of the Company, relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods. These awards vest over approximately a one to two-year period.
The PSUs granted by the Company contain market and service conditions, and the fair value of these awards is determined using a Monte Carlo simulation model on the date of grant. Stock-based compensation expense associated with PSUs is recognized using the accelerated attribution method and recognized over the requisite service period.
The following table summarizes the activity related to the Company’s PSUs:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	2,000,000	$5.72
Granted	1,555,000	$6.31
Vested	—	$—
Forfeited or canceled	—	$—
Balance as of January 31, 2024	3,555,000	$5.98
As of January 31, 2024, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested. During the fiscal years ended January 31, 2024 and 2023, the Company recognized stock-based compensation expense related to PSUs of approximately $4.6 million and $2.9 million, respectively. As of January 31, 2024, the total unrecognized stock-based compensation expense related to unvested PSUs was $13.5 million, which will be amortized over a weighted-average remaining period of 1.98 years.
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

The Company's stock-based compensation expense for the periods presented was as follows:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
Cost of revenue	$2,900	$5,042	$7,099
Sales and marketing	15,067	22,961	26,496
Research and development	11,349	16,401	20,654
General and administrative	15,645	18,674	19,231
Total stock-based compensation expense	$44,961	$63,078	$73,480
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company capitalized $0.3 million, $0.5 million and $1.3 million, respectively, of stock-based compensation related to software development.
As of January 31, 2024, there was approximately $78.2 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 2.48 years.
10. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2024 and 2023, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2024, the Company had 23,330,254 shares of treasury stock carried at its cost basis of $112.2 million. As of January 31, 2023, the Company had 20,349,613 shares of treasury stock carried at its cost basis of $89.3 million.
Share Repurchase Program
 In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program. During the fiscal year ended January 31, 2024, 2,980,641 shares were purchased for a total cost of $22.9 million, inclusive of broker commissions. As of January 31, 2024, a total of 16,824,920 shares have been purchased for a total cost of $100.3 million since the commencement of program, inclusive of broker commissions, and approximately $49.7 million remained available for future purchases.
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
        As of January 31, 2024, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.4 million available and $13.6 million in letters of credit allocated as security in connection with office space.
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

12. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
Domestic	$(4,444)	$(66,194)	$(95,062)
International	4,106	2,336	3,080
Loss from operations before income taxes	$(338)	$(63,858)	$(91,982)
The Company's provision for income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
Current:
Federal	$(43)	$(42)	$(9)
State	(912)	(491)	(184)
International	(1,262)	(732)	(884)
Total current	(2,217)	(1,265)	(1,077)
Deferred:
Federal	(4)	(4)	(4)
State	(11)	(3)	(4)
International	(60)	(808)	(192)
Total deferred	(75)	(815)	(200)
Total provision for income taxes	$(2,292)	$(2,080)	$(1,277)
The Company’s current tax provision is primarily attributable to profitable jurisdictions outside of the United States (U.S.) and U.S. state income taxes due to limitations imposed on state net operating loss ("NOL") carryforwards and state margin tax.
The Company reconciled its income taxes at the federal statutory income tax rate to the provision for income taxes included within its consolidated statements of operations and comprehensive loss. The Company elected to account for its Global Intangible Low-Taxed Income as an expense in the period it is incurred. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
U.S. federal tax (provision) benefit at statutory rate	$71	$13,410	$19,316
State taxes, net of federal benefit	(1,286)	479	4,344
Foreign tax rate differential	(191)	(42)	(132)
Non-deductible expenses	(1,902)	(1,492)	(1,244)
R&D credit carryforward	15,656	—	—
Changes in valuation allowance	(13,913)	(4,399)	(22,027)
Rate change	386	62	(66)
Stock-based compensation	(1,593)	(2,500)	(1,489)
Net excess tax benefits (shortfalls) from stock-based compensation	213	(6,498)	(990)
Return to provision adjustment	(25)	235	1,718
Global intangible low-taxed income	—	(1,096)	—
Other, net	292	(239)	(707)
Total provision for income taxes	$(2,292)	$(2,080)	$(1,277)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The components of the Company's deferred income taxes were as follows:

	As of January 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$109,415	$126,654
Tax credit carryforwards	19,668	—
Stock-based compensation	3,329	5,075
Allowance for doubtful accounts	262	220
Operating lease liability	25,968	28,960
Accrued expenses	1,965	2,893
Unearned revenue	19	110
Capitalized research & experimental expenditures	25,409	12,781
Intangible assets	10,803	10,943
Other	227	169
Total deferred tax assets	197,065	187,805
Less: valuation allowance	(169,517)	(155,604)
Deferred tax assets, net of valuation allowance	27,548	32,201
Deferred tax liabilities:
Property and equipment	(732)	(1,411)
Costs to obtain revenue contracts	(7,679)	(9,179)
Operating lease right-of-use assets	(18,573)	(20,795)
Other	(700)	(877)
Total deferred tax liabilities	(27,684)	(32,262)
Net deferred tax (liability) asset	$(136)	$(61)
As of January 31, 2024, for federal income tax purposes, the Company had $384.0 million of gross U.S. federal NOL carryforwards, with pre-2018 NOLs expiring starting in fiscal 2037 with others indefinitely carried forward.
As of January 31, 2024, for state income tax purposes, the Company had $20.1 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal 2025 through fiscal 2043. As of January 31, 2024, the Company had $8.7 million of tax-effected foreign NOL carryforwards which expire starting in fiscal 2026.
As of January 31, 2024, for federal income tax purposes, the Company had $24.5 million of gross U.S. federal research and development tax credits carryforwards which expire starting in fiscal 2037.
Utilization of the Company’s NOLs and tax credit carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon local tax laws and regulations.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback, and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2024, the valuation allowance had a net increase of $13.9 million from approximately $155.6 million to $169.5 million, primarily due to increases in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses, and generation of U.S. research and development tax credits, then netted with the impact of NOLs utilized in the current period. During the fiscal year ended January 31, 2023, the valuation allowance increased $4.4 million from approximately $151.2 million to $155.6 million, primarily due to a decrease in U.S. deferred tax liabilities and the recording of valuation allowance in certain foreign jurisdictions. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.

The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries where the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized, where applicable. Such earnings may be subject to state income taxes and withholding taxes upon distribution of non-U.S. earnings in the form of dividends. As of January 31, 2024, the Company's undistributed foreign earnings and unrecorded deferred income taxes with respect to its undistributed earnings are not material.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2024, 2023, and 2022 is as follows:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
Beginning of period	$—	$288	$267
Tax positions taken in prior period
Gross increases	4,404	—	—
Gross decreases	—	(272)	—
Tax positions taken in current period
Gross increases	516	—	20
Lapse of statute of limitations	—	—	—
Currency translation effect	—	(16)	1
End of period	$4,920	$—	$288
During fiscal 2024, the Company completed an analysis of its historical U.S. research and development tax credits and recorded a corresponding increase in the uncertain tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes and recognized insignificant interest and penalties in each of the fiscal years ended January 31, 2024, 2023, and 2022. As of January 31, 2024 and 2023, none of the accrued unrecognized tax benefits, if recognized, would reduce the provision for income taxes, and the Company's effective tax rate. As of January 31, 2022, accrued unrecognized tax benefits were $0.3 million, which if recognized, would reduce the provision for income taxes, and the Company's effective tax rate. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
13. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2024, the Company had $16.8 million of operating lease liabilities, current, $89.6 million of operating lease liabilities, non-current, $76.0 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 6.9 years and a weighted-average discount rate of 6.1%, as of January 31, 2024. During the fiscal year ended January 31, 2024, the Company paid $18.5 million for amounts included in the measurement of lease liabilities and did not enter into any new lease arrangements.
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized lease expense, respectively, which consisted of the following:

	Fiscal year ended January 31,
(in thousands)	2024	2023	2022
Operating lease expense	$15,637	$16,196	$17,037
Short-term lease expense	709	792	763
Variable lease expense	10,082	9,550	8,943
Total lease expense	$26,428	$26,538	$26,743
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

The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2024, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2025	$17,343
2026	19,229
2027	19,323
2028	19,420
2029	19,282
2030 and thereafter	36,480
Total gross operating lease payments	131,077
Less: tenant allowances	—
Total net operating lease payments	131,077
Less: imputed interest	(24,717)
Total lease liabilities, reflecting the present value of net lease payments	$106,360
14. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating and short-term lease arrangements for office space. Its other contractual obligations include contracts with its Publisher Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2025 and 2035.
As of January 31, 2024, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2025	$17,746	$38,659
2026	19,229	15,167
2027	19,323	8,656
2028	19,420	4,488
2029	19,282	16
2030 and thereafter	36,480	93
Total	$131,480	$67,079
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
The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights and/or if the Company breaches its contractual agreements with a customer or in instances of negligence, fraud or willful misconduct by the Company. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any significant liabilities related to such obligations in the accompanying consolidated financial statements.
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
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(2,630)	$(65,938)	$(93,259)
Denominator:
Weighted-average common shares outstanding	124,056,949	125,250,723	127,814,447
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.53)	$(0.73)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2024	2023	2022
Options to purchase common stock	2,021,494	4,593,704	6,620,701
Restricted stock and restricted stock units	9,790,748	11,564,867	10,184,214
Shares estimated to be purchased under ESPP	487,529	517,140	291,079
Performance-based restricted stock units (1)	3,555,000	2,000,000	—
Total anti-dilutive common equivalent shares	15,854,771	18,675,711	17,095,994
(1)    An additional 1.3 million shares of common stock may be awarded for certain PSUs based on the Company's total shareholder return ("TSR") relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods. See Note 9. "Stock-Based Compensation", for further discussion.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2024.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, we concluded that as of January 31, 2024 we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended January 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2024 ("Proxy Statement") and is incorporated herein by reference.
Information about our named executive officers is reported under the caption “Executive Officers” in our Proxy Statement and is incorporated herein by reference.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
4.3	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1#	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2#	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4#	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5#	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6#	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7#	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9#	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10#	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11#	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38056	10.1	9/6/2023
10.12#	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.13#	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.14	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019

10.15	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.16	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.	10-K	001-38056	10.20	3/16/2021
10.17	Second Amendment to Credit Agreement, dated as of December 22, 2022, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	12/27/2022
10.18	Cooperation Agreement, dated September 30, 2022, by and among Yext, Inc., Lead Edge Public Fund, LP, Lead Edge Capital VI, LP, and Lead Edge Capital V, LP.	8-K	001-38056	10.1	10/4/2022
10.19#	Employment Agreement between Yext, Inc. and Michael Walrath.	8-K	001-38056	10.1	3/8/2022
10.20#	Form of Stand-Alone Inducement Restricted Stock Unit Agreement.	8-K	001-38056	10.2	3/8/2022
10.21#	Resignation Letter dated March 8, 2023	8-K	001-38056	10.1	3/9/2023
10.22#	Form of Performance-Based Restricted Stock Unit Agreement Under 2016 Equity Incentive Plan.	10-Q	001-38056	10.2	6/7/2023
10.23#	Advisor Agreement between the Company and Marc Ferrentino	8-K	001-38056	10.1	9/18/2023
10.24#	Letter Amendment to Employment Agreement between Yext, Inc. and Michael Walrath					x
10.25#	Form of Restricted Stock Unit Agreement between Yext, Inc. and Michael Walrath					x
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
97.1#	Compensation Recovery Policy					x

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2024 and 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2024, 2023 and 2022 (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2024, 2023 and 2022 and (v) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 13, 2024	Yext, Inc.
	By:	/s/ Darryl Bond
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

Signature	Title	Date

/s/ Michael Walrath	Chief Executive Officer and Director	March 13, 2024
Michael Walrath	(Principal Executive Officer)

/s/ Darryl Bond	Chief Financial Officer	March 13, 2024
Darryl Bond	(Principal Financial Officer)

/s/ Shane Battier	Director	March 13, 2024
Shane Battier

/s/ Brian Distelburger	Director	March 13, 2024
Brian Distelburger

/s/ Jesse Lipson	Director	March 13, 2024
Jesse Lipson

/s/ Julie Richardson	Director	March 13, 2024
Julie Richardson

/s/ Andrew Sheehan	Director	March 13, 2024
Andrew Sheehan

/s/ Evan Skorpen	Director	March 13, 2024
Evan Skorpen

/s/ Hillary Smith	Director	March 13, 2024
Hillary Smith

/s/ Seth Waugh	Director	March 13, 2024
Seth Waugh

/s/ Tamar Yehoshua	Director	March 13, 2024
Tamar Yehoshua