Form 10-Q
period 2024-04-30
Yext, Inc.
filed 2024-06-10
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 28, 2024, the registrant had 126,139,075 shares of common stock, $0.001 par value per share outstanding.

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
•effects of prospective acquisitions and the integration thereof, including that of our pending acquisition of Hearsay Social, Inc. (“Hearsay”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$246,114	$210,184
Accounts receivable, net of allowances of $870 and $1,013, respectively	53,552	108,198
Prepaid expenses and other current assets	15,462	14,849
Costs to obtain revenue contracts, current	24,446	26,680
Total current assets	339,574	359,911
Property and equipment, net	46,203	48,542
Operating lease right-of-use assets	73,896	75,989
Costs to obtain revenue contracts, non-current	14,534	16,710
Goodwill	4,450	4,478
Intangible assets, net	162	168
Other long term assets	2,911	3,012
Total assets	$481,730	$508,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$33,080	$38,766
Unearned revenue, current	185,220	212,210
Operating lease liabilities, current	17,215	16,798
Total current liabilities	235,515	267,774
Operating lease liabilities, non-current	86,305	89,562
Other long term liabilities	4,236	4,300
Total liabilities	326,056	361,636
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2024 and January 31, 2024; zero shares issued and outstanding at April 30, 2024 and January 31, 2024	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2024 and January 31, 2024; 149,459,329 and 148,197,347 shares issued at April 30, 2024 and January 31, 2024, respectively; 126,129,075 and 124,867,093 shares outstanding at April 30, 2024 and January 31, 2024, respectively	149	148
Additional paid-in capital	955,363	942,622
Accumulated other comprehensive loss	(4,608)	(4,183)
Accumulated deficit	(682,989)	(679,172)
Treasury stock, at cost	(112,241)	(112,241)
Total stockholders’ equity	155,674	147,174
Total liabilities and stockholders’ equity	$481,730	$508,810
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2024	2023
Revenue	$95,990	$99,453
Cost of revenue	21,546	21,350
Gross profit	74,444	78,103
Operating expenses:
Sales and marketing	43,254	43,996
Research and development	17,059	16,753
General and administrative	19,557	18,586
Total operating expenses	79,870	79,335
Loss from operations	(5,426)	(1,232)
Interest income	2,360	1,534
Interest expense	(392)	(73)
Other expense, net	(138)	(320)
Loss from operations before income taxes	(3,596)	(91)
Provision for income taxes	(221)	(321)
Net loss	$(3,817)	$(412)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$—
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,387,162	123,266,684

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(417)	$350
Unrealized loss on marketable securities, net	(8)	(4)
Total comprehensive loss	$(4,242)	$(66)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended April 30, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	93	—	283	—	—	—	283
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	636	1	(2,047)	—	—	—	(2,046)
Issuance of restricted stock	20	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	513	—	2,351	—	—	—	2,351
Stock-based compensation	—	—	12,154	—	—	—	12,154
Other comprehensive loss	—	—	—	(425)	—	—	(425)
Net loss	—	—	—	—	(3,817)	—	(3,817)
Balance, April 30, 2024	126,129	$149	$955,363	$(4,608)	$(682,989)	$(112,241)	$155,674

Three Months Ended April 30, 2023

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,256	1	7,243	—	—	—	7,244
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	682	1	(3,241)	—	—	—	(3,240)
Issuance of restricted stock	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(564)	—	—	—	—	(4,613)	(4,613)
Other comprehensive income	—	—	—	346	—	—	346
Net loss	—	—	—	—	(412)	—	(412)
Balance, April 30, 2023	124,214	$145	$914,608	$(3,271)	$(676,954)	$(93,941)	$140,587
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2024	2023
Operating activities:
Net loss	$(3,817)	$(412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,963	4,668
Bad debt expense	28	975
Stock-based compensation expense	12,065	11,012
Amortization of operating lease right-of-use assets	2,110	2,293
Other, net	366	100
Changes in operating assets and liabilities:
Accounts receivable	54,316	50,614
Prepaid expenses and other current assets	(660)	(1,657)
Costs to obtain revenue contracts	4,270	3,329
Other long term assets	80	1,094
Accounts payable, accrued expenses and other current liabilities	(4,028)	(15,047)
Unearned revenue	(26,697)	(27,337)
Operating lease liabilities	(2,847)	(2,904)
Other long term liabilities	160	16
Net cash provided by operating activities	38,309	26,744
Investing activities:
Capital expenditures	(647)	(944)
Net cash used in investing activities	(647)	(944)
Financing activities:
Proceeds from exercise of stock options	283	7,271
Repurchase of common stock	—	(4,583)
Payments for taxes related to net share settlement of stock-based compensation awards	(2,039)	(3,237)
Payments of deferred financing costs	(338)	(64)
Proceeds, net from employee stock purchase plan withholdings	920	925
Net cash (used in) provided by financing activities	(1,174)	312
Effect of exchange rate changes on cash and cash equivalents	(558)	524
Net increase in cash and cash equivalents	35,930	26,636
Cash and cash equivalents at beginning of period	210,184	190,214
Cash and cash equivalents at end of period	$246,114	$216,850
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2025, for example, are to the fiscal year ending January 31, 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 13, 2024 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2025, or any other period.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominately related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7% and 9% of the Company's total revenue for the three months ended April 30, 2024 and 2023, respectively.
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

	Three months ended April 30,
(in thousands)	2024	2023
North America	$75,357	$78,500
International	20,633	20,953
Total revenue	$95,990	$99,453
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2024.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 19% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2023.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet and were not significant as of April 30, 2024 and January 31, 2024.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2024, unearned revenue, current was $185.2 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.5 million. Revenue recognized of $82.5 million during the three months ended April 30, 2024 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2024 and January 31, 2024, customer deposits of $1.3 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2024, the Company had $431.6 million of remaining performance obligations, of which $375.2 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2024, the Company had $465.1 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	April 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	85,221	$—	$—	$85,221
U.S. treasury securities	98,615	—	(14)	98,601
Total marketable securities	$183,836	$—	$(14)	$183,822

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	82,642	—	(7)	82,635
Total marketable securities	$146,608	$—	$(7)	$146,601
As of April 30, 2024 and January 31, 2024, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the three months ended April 30, 2024 and 2023, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2024 and January 31, 2024, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	April 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,221	$—	$—	$85,221
U.S. treasury securities	—	98,601	—	98,601
Included in cash and cash equivalents	$85,221	$98,601	$—	$183,822

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	—	82,635	—	82,635
Included in cash and cash equivalents	$63,966	$82,635	$—	$146,601
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
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Computer software	$22,668	$22,500
Office equipment	22,785	22,674
Furniture and fixtures	7,935	7,930
Leasehold improvements	59,980	59,927
Construction in progress	158	249
Software in progress	708	370
Total property and equipment, gross	114,234	113,650
Less: accumulated depreciation	(68,031)	(65,108)
Total property and equipment, net	$46,203	$48,542
As of April 30, 2024 and January 31, 2024, the Company's property and equipment, net attributable to the United States was 91% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $3.0 million and $4.7 million for the three months ended April 30, 2024, and 2023, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Accounts payable	$4,843	$7,430
Accrued employee compensation	13,275	15,961
Accrued Publisher Network fees	3,089	1,839
Accrued professional services and associated costs	2,284	2,307
Accrued employee stock purchase plan withholdings liability	527	1,958
Other current liabilities	9,062	9,271
Total accounts payable, accrued expenses and other current liabilities	$33,080	$38,766

8. Stock-Based Compensation
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
The following table summarizes the Company's stock-based compensation expense for the periods presented:

	Three months ended April 30,
(in thousands)	2024	2023
Cost of revenue	$688	$644
Sales and marketing	2,751	3,819
Research and development	2,783	2,795
General and administrative	5,843	3,754
Total stock-based compensation expense	$12,065	$11,012
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2024	2,021,494	$6.26	2.20	$989
Granted	—	$—
Exercised	(92,606)	$3.06
Forfeited or canceled	(3,000)	$12.31
Balance, April 30, 2024	1,925,888	$6.40	2.04	$599
Vested and expected to vest	1,925,888	$6.40	2.04	$599
Exercisable at April 30, 2024	1,925,888	$6.40	2.04	$599
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	9,790,748	$7.54
Granted	2,417,833	$6.09
Vested and converted to shares	(998,097)	$8.58
Forfeited or canceled	(229,452)	$7.30
Balance as of April 30, 2024	10,981,032	$7.13
Performance-Based Restricted Stock Units
The following table summarizes the activity related to the Company’s performance-based restricted stock units ("PSUs"):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	3,555,000	$5.98
Granted	—	$—
Vested	—	$—
Forfeited or canceled	—	$—
Balance as of April 30, 2024	3,555,000	$5.98
As of April 30, 2024, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested.

9. Debt
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
Amendment No. 2 amended the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
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
        As of April 30, 2024, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
10. Income Taxes
The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2024 and 2023, the Company recorded a provision for income taxes of $0.2 million and $0.3 million, respectively.
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

11. Commitments and Contingencies
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
        As of April 30, 2024, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2025 (remainder of fiscal year)	$13,174	$28,633
2026	19,232	15,163
2027	19,298	8,814
2028	19,395	4,525
2029	19,259	16
2030 and thereafter	36,477	93
Total	$126,835	$57,244
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

12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(3,817)	$(412)
Denominator:
Weighted-average common shares outstanding	125,387,162	123,266,684
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$—
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2024	2023
Options to purchase common stock	1,925,888	3,338,204
Restricted stock and restricted stock units	10,981,032	10,196,611
Shares estimated to be purchased under ESPP	428,757	218,750
Performance-based restricted stock units(1)	3,555,000	2,000,000
Total anti-dilutive common equivalent shares	16,890,677	15,753,565
(1) An additional 1.3 million shares of common stock may be awarded for certain PSUs based on the Company's total shareholder return ("TSR") relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods.

13. Subsequent Events
        On June 4, 2024, the Company committed to a restructuring plan in response to evolving business needs to reduce operating expenses and position the Company for profitable future growth (the “Plan”). The Plan will reduce the Company’s workforce and as a result, the Company estimates that it will incur restructuring charges of approximately $5 million, consisting primarily of severance payments, payments in lieu of notice, employee benefits and related costs. The Company expects to incur the majority of these expenses in the second quarter of fiscal year 2025.
Following approval by the Company's Board of Directors, on June 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”), whereby Hearsay will become a wholly owned subsidiary of Yext upon closing of the transaction. Pursuant to the Merger Agreement, the Company will acquire Hearsay for a purchase price of $125 million in cash, subject to customary adjustments as set forth in the Merger Agreement (the “Closing Consideration”). Total cash subject to the Closing Consideration will be reduced by Hearsay employee equity awards assumed by the Company. The Company shall also offer participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or the Company’s common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment. In addition, subject to the terms of the Merger Agreement, the Company may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout Consideration”). The Earnout Consideration shall be payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout Consideration may be settled in cash or the Company’s common stock (based on then current market price) at the Company’s election. The closing of the merger with Hearsay is expected in the second half of the Company’s fiscal year ended January 31, 2025 subject to the satisfaction of certain customary closing conditions including regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 13, 2024. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Yext empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first-and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple, Bing, Facebook, Google Business Profile, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2025, for example, are to the fiscal year ending January 31, 2025.
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
On June 4, 2024, we committed to a restructuring plan in response to evolving business needs to reduce operating expenses and position Yext for profitable future growth (the “Plan”). The Plan will reduce the size of our workforce by approximately 12 percent of our full-time employees as compared to our headcount as of January 31, 2024. We estimate that we will incur restructuring charges of approximately $5 million in connection with the Plan, consisting primarily of severance payments, payments in lieu of notice, employee benefits and related costs. We expect to incur the majority of these expenses in the second quarter of fiscal year 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the second quarter of fiscal year 2025 in certain cases. The charges that we expect to incur are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses may differ materially from these estimates.
Following approval by our Board of Directors, on June 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”) pursuant to which we will acquire Hearsay for a purchase price of $125 million in cash, subject to customary adjustments (the “Closing Consideration”). Total cash subject to the Closing Consideration will be reduced by Hearsay employee equity awards assumed by us. We will also offer participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or our common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment subject to customary exceptions for cause or good reason termination. In addition, subject to the terms of the Merger Agreement, we may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout Consideration”) payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout Consideration may be settled in cash or Yext common stock (based on then current market price) at our election. The closing of the merger with Hearsay is expected in the second half of our fiscal year ended January 31, 2025 subject to the satisfaction of certain customary closing conditions including regulatory approvals.
See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions on our business.
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of April 30, 2024, customer count was over 2,990.
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

The following table provides our ARR for the periods presented:

	April 30,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers(1)	$312,060	$326,058	$(13,998)	(4)%
Third-Party Reseller Customers	70,528	72,232	(1,704)	(2)%
Total Annual Recurring Revenue	$382,588	$398,290	$(15,702)	(4)%

(1)ARR as of April 30 2024 includes a decrease of $10.8 million related to the attrition of a large customer, which occurred during the three months ended January 31, 2024.

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
The following table provides our dollar-based net retention rate for the periods presented:

	April 30,
	2024	2023
Direct Customers (1)	91%	97%
Third-Party Reseller Customers	94%	92%
Total Customers	91%	96%
(1) Dollar-Based Net Retention Rate as of April 30, 2024 reflects the attrition of a large customer, which occurred during the three months ended January 31, 2024

Components of Results of Operations
Revenue
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2024	2023
Revenue	$95,990	$99,453
Cost of revenue(1)	21,546	21,350
Gross profit	74,444	78,103
Operating expenses:
Sales and marketing(1)	43,254	43,996
Research and development(1)	17,059	16,753
General and administrative(1)	19,557	18,586
Total operating expenses	79,870	79,335
Loss from operations	(5,426)	(1,232)
Interest income	2,360	1,534
Interest expense	(392)	(73)
Other expense, net	(138)	(320)
Loss from operations before income taxes	(3,596)	(91)
Provision for income taxes	(221)	(321)
Net loss	$(3,817)	$(412)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended April 30,
(in thousands)	2024	2023
Cost of revenue	$688	$644
Sales and marketing	2,751	3,819
Research and development	2,783	2,795
General and administrative	5,843	3,754
Total stock-based compensation expense	$12,065	$11,012

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	22	21
Gross profit	77.6	78.5
Operating expenses:
Sales and marketing	45	44
Research and development	18	17
General and administrative	20	19
Total operating expenses	83	80
Loss from operations	(6)	(1)
Interest income	2	1
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(4)	—
Provision for income taxes	—	—
Net loss	(4)%	—%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023
Revenue

	Three months ended April 30,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$95,990	$99,453	$(3,463)	(3)%
Cost of revenue	21,546	21,350	$196	1%
Gross profit	$74,444	$78,103	$(3,659)	(5)%
Gross margin	77.6%	78.5%
Total revenue was $96.0 million for the three months ended April 30, 2024, compared to $99.5 million for the three months ended April 30, 2023, a decrease of $3.5 million or 3%, primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. This decrease was partially offset by the impact of foreign currency exchange rates as discussed below. During the three months ended April 30, 2024 and 2023, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%, compared to 91% and 9%, respectively.
Revenue for the three months ended April 30, 2024, included a positive impact from foreign currency exchange rates of approximately $0.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended April 30,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$77,435	$80,045	$(2,610)	(3)%
Third-Party Reseller Customers	18,555	19,408	(853)	(4)%
Total Revenue	$95,990	$99,453	$(3,463)	(3)%
Revenue attributable to direct customers was $77.4 million for the three months ended April 30, 2024, compared to $80.0 million for the three months ended April 30, 2023. The decrease of $2.6 million, or 3%, was primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. Revenue attributable to third-party reseller customers was $18.6 million for the three months ended April 30, 2024, compared to $19.4 million for the three months ended April 30, 2023, a decrease of $0.9 million or 4%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $21.5 million for the three months ended April 30, 2024, compared to $21.4 million for the three months ended April 30, 2023, an increase of $0.2 million or 1%. The increase was primarily driven by personnel-related costs which increased $0.6 million, reflecting higher headcount. In addition, professional related costs increased $0.4 million and data center costs increased $0.3 million. These increases were partially offset by depreciation expense, which decreased $1.0 million as certain assets have fully depreciated.
Gross margin was 77.6% for the three months ended April 30, 2024, compared to 78.5% for the three months ended April 30, 2023 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$43,254	$43,996	$(742)	(2)%
Research and development	$17,059	$16,753	$306	2%
General and administrative	$19,557	$18,586	$971	5%
Sales and marketing expense was $43.3 million for the three months ended April 30, 2024, compared to $44.0 million for the three months ended April 30, 2023, a decrease of $0.7 million or 2%. The decrease was primarily driven by employee-related costs, as stock-based compensation expense decreased $1.1 million, reflecting lower headcount, and smaller decreases in depreciation expense among others. These decreases were partially offset by a $0.6 million increase in conference and events costs.

Research and development expense was $17.1 million for the three months ended April 30, 2024, compared to $16.8 million for the three months ended April 30, 2023, an increase of $0.3 million or 2%. The increase was primarily driven by a $0.8 million increase in personnel-related costs, reflecting higher headcount. This increase was partially offset by a $0.3 million decrease in professional related costs as well as smaller decreases in depreciation expense, among others.
General and administrative expense was $19.6 million for the three months ended April 30, 2024, compared to $18.6 million for the three months ended April 30, 2023, an increase of $1.0 million or 5%. The increase was primarily driven by a $2.1 million increase in stock-based compensation expense, mainly due to performance-based restricted stock units granted in fiscal year 2024. This increase was partially offset by a $0.9 million decrease in bad debt expense, as well as smaller decreases in depreciation expense, among others.
Net Loss
Net loss was $3.8 million and $0.4 million for the three months ended April 30, 2024 and 2023, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense and the related income tax effect of the foregoing adjustments. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, which may vary for reasons unrelated to overall operating performance.
In addition, beginning in fiscal 2025, we are utilizing a projected tax rate of 25% in our computation of the non-GAAP income tax provision. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
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

The following table reconciles our GAAP net loss to non-GAAP net income:

	Three months ended April 30,
(in thousands)	2024	2023
GAAP net loss	$(3,817)	$(412)
Plus: Stock-based compensation expense	12,065	11,012
Less: Tax adjustment(1)	(1,896)	—
Non-GAAP net income	$6,352	$10,600
(1) Beginning in fiscal 2025, we are utilizing a projected tax rate of 25% in our computation of the non-GAAP income tax provision. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Three months ended April 30,
(in thousands)	2024	2023
GAAP net loss	$(3,817)	$(412)
Interest (income) expense	(1,968)	(1,461)
Provision for income taxes	221	321
Depreciation and amortization	2,963	4,668
Other expense (income)	138	320
Stock-based compensation expense	12,065	11,012
Adjusted EBITDA	$9,602	$14,448
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended April 30,
(in thousands)	2024	2023	Growth Rates
Revenue (GAAP)	$95,990	$99,453	(3)%
Effects of foreign currency rate fluctuations	(324)
Revenue on a constant currency basis (Non-GAAP)	$95,666		(4)%
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash and cash equivalents of $246.1 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
Amendment No. 2 amended the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
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
As of April 30, 2024, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the three months ended April 30, 2024, no shares were purchased and as of April 30, 2024, $49.7 million remains available for future purchases.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$38,309	$26,744
Net cash used in investing activities	$(647)	$(944)
Net cash (used in) provided by financing activities	$(1,174)	$312
Operating Activities
Net cash provided by operating activities of $38.3 million for the three months ended April 30, 2024 reflected our net loss of $3.8 million, adjusted by non-cash charges including stock-based compensation expense of $12.1 million, depreciation and amortization expense of $3.0 million, and amortization of operating lease right-of-use assets of $2.1 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $54.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $4.3 million. These increases were partially offset by changes in unearned revenue of $26.7 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $4.0 million, and operating lease liabilities of $2.8 million.
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
Investing Activities
Net cash used in investing activities of $0.6 million for the three months ended April 30, 2024 reflected capital expenditures.
Net cash used in investing activities of $0.9 million for the three months ended April 30, 2023 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $1.2 million for the three months ended April 30, 2024 was primarily related to $2.0 million in cash outflows associated with payments for taxes related to the net share settlement of stock-based compensation awards. This was partially offset by net proceeds from employee stock purchase plan withholdings of $0.9 million.
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
Contractual Obligations
See Note 11 "Commitments and Contingencies", to our condensed consolidated financial statements for further discussion on contractual obligations.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2024 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of April 30, 2024, we had cash and cash equivalents of $246.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
•Our revenue has slowed and even contracted in recent periods.
•We have a history of losses and may not achieve profitability in the future.
•Adverse economic conditions including inflation or reduced technology spending may adversely impact our business.
•We may expand our business through acquisitions, which may result in unexpected risks and challenges to complete and integrate.
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
Risks Related to Our Business and Industry
Our revenue growth has slowed and even contracted in recent periods.
We experienced declines in our revenue growth in recent years, including revenue growth rates of 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and a contraction of 3% from the three months ended April 30, 2023 to the three months ended April 30, 2024. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. While our recent decline in growth rate was largely attributable to the departure of a large customer, we may continue to experience declines as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, we are undertaking a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $3.8 million for the quarter ended April 30, 2024 and $2.6 million, $65.9 million, and $93.3 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of April 30, 2024, we had an accumulated deficit of $683.0 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions, including inflation or reduced technology spending may adversely impact our business.
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
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we are presently pending the completion and integration of our acquisition of Hearsay. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
Our management, headcount and operations have grown substantially since Yext went public in 2017, growing to approximately 1,100 as of January 31, 2024. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023. On June 4, 2024, we committed to a restructuring plan resulting in the reduction of our workforce by approximately twelve percent (12%) of overall headcount as compared to our headcount as of January 31, 2024, which we expect to be substantially complete in the three months ended July 31, 2024.
Our overall headcount may fluctuate in the near term as we adjust our strategies to reflect the recent changes in our business. In addition, we have experienced significant leadership changes in recent years. While we believe these will be of long-term value to our stockholders, the resulting changes and related disruption have and may continue to have near-term effects on our business, growth and profitability.
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
We have established strategic relationships with over 200 third-party service and application providers that comprise our Publisher Network, including Amazon Alexa, Apple, Bing, Facebook, Google Business Profile, and Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Publisher Network application providers' websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Publisher Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
For the fiscal years ended January 31, 2024, 2023 and 2022, the aggregate of our top five customers accounted for approximately 8%, 9% and 8%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has and will be realized primarily in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage, and security of personal data, including unique online identifiers. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. Numerous other states have proposed, and in many cases, enacted, privacy legislation. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may continue to enact data protection legislation that may be similar to or different from the state privacy laws already adopted.
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
We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, advertising communications, information security and cross-border data transfer in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements placed upon us, our customers, partners or end consumers in connection with the use and disclosure of such information could require us to incur additional costs or modify our platform or other aspects of our products and services, possibly in a material manner, and could increase the complexity and cost of developing and deploying new products or limit our ability to develop new products and features altogether.
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
The United States enacted the Inflation Reduction Act August 2022 which introduced several tax provisions including a 1% excise tax on certain stock repurchases made after December 31, 2022. We may be subject to this new excise tax which could increase the cost of such repurchases.
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
As of January 31, 2024, we had significant tax attributes due to U.S. federal and state net operating loss carryforwards, and U.S. federal research and development tax credit carryforwards. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change tax attributes to offset income tax liabilities arising from post-change taxable income. Our existing tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize these tax attributes could be further limited by Sections 382 and 383 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of April 30, 2024, we repurchased 16,824,920 shares for $100.3 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended April 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2024 and January 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders' Equity for three months ended April 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
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

Date: June 10, 2024	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)