Form 10-Q
period 2024-07-31
Yext, Inc.
filed 2024-09-04
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 21, 2024, the registrant had 127,920,766 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect,” “possible,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•effects of current and prospective acquisitions and the integration thereof, including that of our recent acquisition of Hearsay Social, Inc. (“Hearsay”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$234,823	$210,184
Accounts receivable, net of allowances of $926 and $1,013, respectively	45,870	108,198
Prepaid expenses and other current assets	18,312	14,849
Costs to obtain revenue contracts, current	23,048	26,680
Total current assets	322,053	359,911
Property and equipment, net	44,037	48,542
Operating lease right-of-use assets	71,872	75,989
Costs to obtain revenue contracts, non-current	12,793	16,710
Goodwill	4,478	4,478
Intangible assets, net	156	168
Other long term assets	2,815	3,012
Total assets	$458,204	$508,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$33,740	$38,766
Unearned revenue, current	156,194	212,210
Operating lease liabilities, current	17,574	16,798
Total current liabilities	207,508	267,774
Operating lease liabilities, non-current	83,201	89,562
Other long term liabilities	4,692	4,300
Total liabilities	295,401	361,636
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2024 and January 31, 2024; zero shares issued and outstanding at July 31, 2024 and January 31, 2024	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2024 and January 31, 2024; 150,518,464 and 148,197,347 shares issued at July 31, 2024 and January 31, 2024, respectively; 127,144,940 and 124,867,093 shares outstanding at July 31, 2024 and January 31, 2024, respectively	150	148
Additional paid-in capital	966,550	942,622
Accumulated other comprehensive loss	(4,359)	(4,183)
Accumulated deficit	(687,046)	(679,172)
Treasury stock, at cost	(112,492)	(112,241)
Total stockholders’ equity	162,803	147,174
Total liabilities and stockholders’ equity	$458,204	$508,810
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Revenue	$97,887	$102,598	$193,877	$202,051
Cost of revenue	22,293	22,393	43,839	43,743
Gross profit	75,594	80,205	150,038	158,308
Operating expenses:
Sales and marketing	41,957	47,591	85,211	91,587
Research and development	18,580	18,890	35,639	35,643
General and administrative	22,623	17,955	42,180	36,541
Total operating expenses	83,160	84,436	163,030	163,771
Loss from operations	(7,566)	(4,231)	(12,992)	(5,463)
Interest income	2,395	1,840	4,755	3,374
Interest expense	(124)	(88)	(516)	(161)
Other expense, net	(204)	(297)	(342)	(617)
Loss from operations before income taxes	(5,499)	(2,776)	(9,095)	(2,867)
Benefit from (provision for) income taxes	1,442	(661)	1,221	(982)
Net loss	$(4,057)	$(3,437)	$(7,874)	$(3,849)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.03)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,535,481	124,358,526	125,967,631	123,821,653

Other comprehensive (loss) income:
Foreign currency translation adjustment	$237	$(196)	$(180)	$154
Unrealized gain (loss) on marketable securities, net	12	(8)	4	(12)
Total comprehensive loss	$(3,808)	$(3,641)	$(8,050)	$(3,707)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended July 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2024	126,129	$149	$955,363	$(4,608)	$(682,989)	$(112,241)	$155,674
Exercise of stock options	166	—	508	—	—	—	508
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	775	1	(1,741)	—	—	—	(1,740)
Issuance of restricted stock	118	—	—	—	—	—	—
Stock-based compensation	—	—	12,420	—	—	—	12,420
Repurchase of common stock	(43)	—	—	—	—	(251)	(251)
Other comprehensive income	—	—	—	249	—	—	249
Net loss	—	—	—	—	(4,057)	—	(4,057)
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803

Three Months Ended July 31, 2023

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2023	124,214	$145	$914,608	$(3,271)	$(676,954)	$(93,941)	$140,587
Exercise of stock options	258	—	1,339	—	—	—	1,339
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	782	1	(4,513)	—	—	—	(4,512)
Issuance of restricted stock	62	—	—	—	—	—	—
Stock-based compensation	—	—	11,660	—	—	—	11,660
Repurchase of common stock	(662)	—	—	—	—	(6,412)	(6,412)
Other comprehensive loss	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	(3,437)	—	(3,437)
Balance, July 31, 2023	124,654	$146	$923,094	$(3,475)	$(680,391)	$(100,353)	$139,021
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Six Months Ended July 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	259	—	791	—	—	—	791
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,411	2	(3,788)	—	—	—	(3,786)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	513	—	2,351	—	—	—	2,351
Stock-based compensation	—	—	24,574	—	—	—	24,574
Repurchase of common stock	(43)	—	—	—	—	(251)	(251)
Other comprehensive loss	—	—	—	(176)	—	—	(176)
Net loss	—	—	—	—	(7,874)	—	(7,874)
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803

Six Months Ended July 31, 2023

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Deficit
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,514	1	8,582	—	—	—	8,583
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,464	2	(7,754)	—	—	—	(7,752)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	492	1	2,119	—	—	—	2,120
Stock-based compensation	—	—	22,779	—	—	—	22,779
Repurchase of common stock	(1,226)	—	—	—	—	(11,025)	(11,025)
Other comprehensive income	—	—	—	142	—	—	142
Net loss	—	—	—	—	(3,849)	—	(3,849)
Balance, July 31, 2023	124,654	$146	$923,094	$(3,475)	$(680,391)	$(100,353)	$139,021
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2024	2023
Operating activities:
Net loss	$(7,874)	$(3,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,814	9,089
Bad debt expense	363	602
Stock-based compensation expense	24,398	22,577
Amortization of operating lease right-of-use assets	4,265	4,611
Other, net	481	184
Changes in operating assets and liabilities:
Accounts receivable	62,021	54,943
Prepaid expenses and other current assets	(3,231)	(538)
Costs to obtain revenue contracts	7,619	6,554
Other long term assets	215	726
Accounts payable, accrued expenses and other current liabilities	(4,649)	(14,158)
Unearned revenue	(56,370)	(55,324)
Operating lease liabilities	(5,742)	(5,848)
Other long term liabilities	350	141
Net cash provided by operating activities	27,660	19,710
Investing activities:
Capital expenditures	(1,192)	(1,567)
Net cash used in investing activities	(1,192)	(1,567)
Financing activities:
Proceeds from exercise of stock options	791	8,610
Repurchase of common stock	(201)	(10,996)
Payments for taxes related to net share settlement of stock-based compensation awards	(3,781)	(7,750)
Payments of deferred financing costs	(659)	(301)
Proceeds, net from employee stock purchase plan withholdings	1,842	2,176
Net cash used in financing activities	(2,008)	(8,261)
Effect of exchange rate changes on cash and cash equivalents	179	431
Net increase in cash and cash equivalents	24,639	10,313
Cash and cash equivalents at beginning of period	210,184	190,214
Cash and cash equivalents at end of period	$234,823	$200,527
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the six months ended July 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2025, or any other period.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominately related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7% and 8% of the Company's total revenue for the six months ended July 31, 2024 and 2023, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
North America	$76,823	$80,819	$152,180	$159,319
International	21,064	21,779	41,697	42,732
Total revenue	$97,887	$102,598	$193,877	$202,051
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 78% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2024.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2023.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $1.0 million as of July 31, 2024 and were not significant as of January 31, 2024. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2024, unearned revenue, current was $156.2 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.8 million. Revenue recognized of $144.2 million during the six months ended July 31, 2024 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2024 and January 31, 2024, customer deposits of $1.0 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2024, the Company had $396.5 million of remaining performance obligations, of which $349.4 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2024, the Company had $465.1 million of remaining performance obligations.
4. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	July 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$415	$—	$—	$415
U.S. treasury securities	44,150	—	(2)	44,148
Total marketable securities	$44,565	$—	$(2)	$44,563

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	82,642	—	(7)	82,635
Total marketable securities	$146,608	$—	$(7)	$146,601
As of July 31, 2024 and January 31, 2024, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the six months ended July 31, 2024 and 2023, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2024 and January 31, 2024, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	July 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$415	$—	$—	$415
U.S. treasury securities	—	44,148	—	44,148
Included in cash and cash equivalents	$415	$44,148	$—	$44,563

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	—	82,635	—	82,635
Included in cash and cash equivalents	$63,966	$82,635	$—	$146,601
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
6. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Computer software	$23,204	$22,500
Office equipment	22,967	22,674
Furniture and fixtures	7,949	7,930
Leasehold improvements	60,079	59,927
Construction in progress	9	249
Software in progress	744	370
Total property and equipment, gross	114,952	113,650
Less: accumulated depreciation	(70,915)	(65,108)
Total property and equipment, net	$44,037	$48,542
As of July 31, 2024 and January 31, 2024, the Company's property and equipment, net attributable to the United States was 91% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.9 million and $5.8 million for the three and six months ended July 31, 2024, respectively and $4.4 million and $9.1 million for the three and six months ended July 31, 2023, respectively.
7. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Accounts payable	$5,673	$7,430
Accrued employee compensation	12,086	15,961
Accrued Publisher Network fees	1,956	1,839
Accrued professional services and associated costs	4,456	2,307
Accrued employee stock purchase plan withholdings liability	1,449	1,958
Other current liabilities	8,120	9,271
Total accounts payable, accrued expenses and other current liabilities	$33,740	$38,766

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
The following table summarizes the Company's stock-based compensation expense for the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$698	$768	$1,386	$1,412
Sales and marketing	3,155	4,067	5,906	7,886
Research and development	2,607	2,768	5,390	5,563
General and administrative	5,873	3,962	11,716	7,716
Total stock-based compensation expense	$12,333	$11,565	$24,398	$22,577
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2024	2,021,494	$6.26	2.20	$989
Granted	—	$—
Exercised	(258,606)	$3.06
Forfeited or canceled	(9,709)	$10.35
Balance, July 31, 2024	1,753,179	$6.71	1.82	$227
Vested and expected to vest	1,753,179	$6.71	1.82	$227
Exercisable, July 31, 2024	1,753,179	$6.71	1.82	$227
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	9,790,748	$7.54
Granted	4,650,552	$5.58
Vested and converted to shares	(2,183,455)	$8.96
Forfeited or canceled	(1,424,528)	$7.12
Balance, July 31, 2024	10,833,317	$6.47
Performance-Based Restricted Stock Units
The following table summarizes the activity related to the Company’s performance-based restricted stock units ("PSUs"):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	3,555,000	$5.98
Granted	—	$—
Vested	—	$—
Forfeited or canceled	(25,000)	$5.05
Balance, July 31, 2024	3,530,000	$5.98
As of July 31, 2024, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested.

9. Debt
On March 11, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, the Company entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, and on July 26, 2024, the Company entered into a third amendment ("Amendment No. 3") to the Credit Agreement, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with Amendment No.2 and Amendment No.3.
Amendment No. 2 amended the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
Amendment No. 3 amended the Credit Facility to, among other things (i) amend the interest rate applicable to loans under the Credit Facility, and (ii) replace the consolidated quick ratio and recurring revenue growth rate financial covenants with consolidated total leverage ratio and minimum liquidity financial covenants.
The Credit Facility provides for a senior secured revolving loan facility of up to $50.0 million that matures on December 22, 2025, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 1.75% and SOFR plus 2.25%, depending on the Company’s consolidated total leverage ratio and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 1.25% and the base rate minus 0.75%, depending on the Company’s consolidated total leverage ratio. The Company is also obligated to pay a commitment fee on the unused portion of the facility at a rate of 0.25% per annum.
The obligations under the Credit Facility are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the Company's equity interests of material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Facility contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require us to maintain minimum liquidity of $35.0 million at all times and a consolidated total leverage ratio of no greater than 3.00 to 1.00, tested on a quarterly basis.
As of July 31, 2024, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
10. Income Taxes
The Company calculates its year-to-date benefit from (provision for) income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and six months ended July 31, 2024, the Company recorded a benefit from income taxes of $1.4 million and $1.2 million, respectively. During the three and six months ended July 31, 2023, the Company recorded a (provision for) income taxes of $(0.7) million and $(1.0) million, respectively.
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
        As of July 31, 2024, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2025 (remainder of fiscal year)	$8,562	$21,342
2026	19,274	15,675
2027	19,340	8,937
2028	19,437	4,525
2029	19,297	16
2030 and thereafter	36,473	94
Total	$122,383	$50,589
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

12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(4,057)	$(3,437)	$(7,874)	$(3,849)
Denominator:
Weighted-average common shares outstanding	126,535,481	124,358,526	125,967,631	123,821,653
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.03)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of July 31,
	2024	2023
Options to purchase common stock	1,753,179	3,079,658
Restricted stock and restricted stock units	10,833,317	11,167,766
Shares estimated to be purchased under ESPP	373,424	225,903
Performance-based restricted stock units(1)	3,530,000	2,280,000
Total anti-dilutive common equivalent shares	16,489,920	16,753,327
(1) An additional 1.3 million shares of common stock may be awarded for certain PSUs based on the Company's total shareholder return ("TSR") relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods.

13. Subsequent Events
Following approval by the Company's Board of Directors, on June 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”). Pursuant to the Merger Agreement, Hearsay became a wholly owned subsidiary of Yext upon closing of the transaction on August 1, 2024. The Company acquired Hearsay for approximately $125 million in cash, as adjusted for customary adjustments set forth in the Merger Agreement, and the assumption of Hearsay employee equity awards. The Company also offered participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or the Company’s common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment. In addition, subject to the terms of the Merger Agreement, the Company may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout Consideration”). The Earnout Consideration shall be payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout Consideration may be settled in cash or the Company’s common stock at the Company’s election. The Company is currently evaluating the impact of this acquisition on its consolidated financial statements.

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
Recent Developments
On June 4, 2024, we committed to a restructuring plan in response to evolving business needs to reduce operating expenses and position Yext for profitable future growth (the “Plan”). The Plan reduced the size of our workforce by approximately 12 percent of our full-time employees as compared to our headcount as of January 31, 2024. We incurred approximately $5 million in costs in connection with the Plan during our second quarter of fiscal year 2025, consisting primarily of severance payments, payments in lieu of notice, employee benefits and related costs. Although the majority of costs were incurred during our second quarter of fiscal year 2025, we may incur additional costs as position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the second quarter of fiscal year 2025 in certain cases.

Following approval by our Board of Directors, on June 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”). Pursuant to the Merger Agreement, Hearsay became a wholly owned subsidiary of Yext upon closing of the transaction on August 1, 2024. We acquired Hearsay for approximately $125 million in cash, as adjusted for customary adjustments set forth in the Merger Agreement and the assumption of Hearsay employee equity awards. We also offered participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or our common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment. In addition, subject to the terms of the Merger Agreement, we may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout Consideration”). The Earnout Consideration shall be payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout Consideration may be settled in cash or our common stock at our election.
See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions on our business.
Key Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of July 31, 2024, customer count was approximately 2,970.
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

The following table provides our ARR for the periods presented:

	July 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers(1)	$313,392	$327,212	$(13,820)	(4)%
Third-Party Reseller Customers	68,361	70,502	(2,141)	(3)%
Total Annual Recurring Revenue	$381,753	$397,714	$(15,961)	(4)%
(1)ARR as of July 31, 2024 includes a decrease of $10.8 million related to the attrition of a large customer, which occurred during the three months ended January 31, 2024.
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
The following table provides our dollar-based net retention rate for the periods presented:

	July 31,
	2024	2023
Direct Customers (1)	91%	98%
Third-Party Reseller Customers	94%	92%
Total Customers	91%	97%
(1) Dollar-Based Net Retention Rate as of July 31, 2024 reflects the attrition of a large customer, which occurred during the three months ended January 31, 2024.

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Revenue	$97,887	$102,598	$193,877	$202,051
Cost of revenue(1)	22,293	22,393	43,839	43,743
Gross profit	75,594	80,205	150,038	158,308
Operating expenses:
Sales and marketing(1)	41,957	47,591	85,211	91,587
Research and development(1)	18,580	18,890	35,639	35,643
General and administrative(1)	22,623	17,955	42,180	36,541
Total operating expenses	83,160	84,436	163,030	163,771
Loss from operations	(7,566)	(4,231)	(12,992)	(5,463)
Interest income	2,395	1,840	4,755	3,374
Interest expense	(124)	(88)	(516)	(161)
Other expense, net	(204)	(297)	(342)	(617)
Loss from operations before income taxes	(5,499)	(2,776)	(9,095)	(2,867)
Benefit from (provision for) income taxes	1,442	(661)	1,221	(982)
Net loss	$(4,057)	$(3,437)	$(7,874)	$(3,849)
(1)Amounts include stock-based compensation expense as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$698	$768	$1,386	$1,412
Sales and marketing	3,155	4,067	5,906	7,886
Research and development	2,607	2,768	5,390	5,563
General and administrative	5,873	3,962	11,716	7,716
Total stock-based compensation expense	$12,333	$11,565	$24,398	$22,577

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	23	22
Gross profit	77.2	78.2	77.4	78.4
Operating expenses:
Sales and marketing	43	46	44	45
Research and development	19	18	18	18
General and administrative	23	18	22	18
Total operating expenses	85	82	84	81
Loss from operations	(8)	(4)	(7)	(3)
Interest income	2	2	2	2
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss from operations before income taxes	(6)	(2)	(5)	(1)
Benefit from (provision for) income taxes	1	(1)	1	(1)
Net loss	(5)%	(3)%	(4)%	(2)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023
Revenue

	Three months ended July 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$97,887	$102,598	$(4,711)	(5)%
Cost of revenue	22,293	22,393	$(100)	—%
Gross profit	$75,594	$80,205	$(4,611)	(6)%
Gross margin	77.2%	78.2%
Total revenue was $97.9 million for the three months ended July 31, 2024, compared to $102.6 million for the three months ended July 31, 2023, a decrease of $4.7 million or 5%, primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. During the three months ended July 31, 2024 and 2023, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%, compared to 92% and 8%, respectively.
Revenue for the three months ended July 31, 2024, was not significantly impacted by foreign currency exchange rates using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended July 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$79,261	$82,826	$(3,565)	(4)%
Third-Party Reseller Customers	18,626	19,772	(1,146)	(6)%
Total Revenue	$97,887	$102,598	$(4,711)	(5)%
Revenue attributable to direct customers was $79.3 million for the three months ended July 31, 2024, compared to $82.8 million for the three months ended July 31, 2023. The decrease of $3.6 million, or 4%, was primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. Revenue attributable to third-party reseller customers was $18.6 million for the three months ended July 31, 2024, compared to $19.8 million for the three months ended July 31, 2023, a decrease of $1.1 million or 6%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $22.3 million for the three months ended July 31, 2024, compared to $22.4 million for the three months ended July 31, 2023, a decrease of $0.1 million or less than 1%. The decrease was primarily driven by depreciation expense, which decreased $0.7 million as certain assets have fully depreciated. This decrease was partially offset by personnel-related costs which increased $0.4 million, mainly due to severance recognized from restructuring, as well as smaller increases in professional related costs, and data center costs, among others.
Gross margin was 77.2% for the three months ended July 31, 2024, compared to 78.2% for the three months ended July 31, 2023 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$41,957	$47,591	$(5,634)	(12)%
Research and development	$18,580	$18,890	$(310)	(2)%
General and administrative	$22,623	$17,955	$4,668	26%
Sales and marketing expense was $42.0 million for the three months ended July 31, 2024, compared to $47.6 million for the three months ended July 31, 2023, a decrease of $5.6 million or 12%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $3.1 million and stock-based compensation expense decreased $0.9 million, reflecting lower headcount. In addition, conferences and events decreased $0.7 million and depreciation expense decreased $0.5 million as certain assets have fully depreciated. These decreases were partially offset by a $0.7 million increase in advertising costs.

Research and development expense was $18.6 million for the three months ended July 31, 2024, compared to $18.9 million for the three months ended July 31, 2023, a decrease of $0.3 million or 2%. The decrease was primarily driven by depreciation expense which decreased $0.2 million and stock-based compensation expense which decreased $0.2 million, reflecting lower headcount. In addition, there were smaller decreases in software expense and professional related costs, among others. These decreases were partially offset by a $0.8 million increase in personnel-related costs, mainly due to severance recognized from restructuring.
General and administrative expense was $22.6 million for the three months ended July 31, 2024, compared to $18.0 million for the three months ended July 31, 2023, an increase of $4.7 million or 26%. The increase was primarily driven by a $2.6 million increase in professional related costs largely due to the acquisition of Hearsay. In addition, stock-based compensation expense increased $1.9 million, mainly due to PSUs granted in fiscal year 2024, along with a $0.7 million increase in bad debt expense.
Six Months Ended July 31, 2024 Compared to Six Months Ended July 31, 2023
Revenue

	Six months ended July 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$193,877	$202,051	$(8,174)	(4)%
Cost of revenue	43,839	43,743	$96	—%
Gross profit	$150,038	$158,308	$(8,270)	(5)%
Gross margin	77.4%	78.4%
Total revenue was $193.9 million for the six months ended July 31, 2024, compared to $202.1 million for the six months ended July 31, 2023, a decrease of $8.2 million or 4%, primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. During the six months ended July 31, 2024 and 2023, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%, compared to 92% and 8%, respectively.
Revenue for the six months ended July 31, 2024, included a positive impact from foreign currency exchange rates of approximately $0.4 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Six months ended July 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$156,696	$162,871	$(6,175)	(4)%
Third-Party Reseller Customers	37,181	39,180	(1,999)	(5)%
Total Revenue	$193,877	$202,051	$(8,174)	(4)%
Revenue attributable to direct customers was $156.7 million for the six months ended July 31, 2024, compared to $162.9 million for the six months ended July 31, 2023. The decrease of $6.2 million, or 4%, was primarily driven by the attrition of a large customer that occurred during the three months ended January 31, 2024. Revenue attributable to third-party reseller customers was $37.2 million for the six months ended July 31, 2024, compared to $39.2 million for the six months ended July 31, 2023, a decrease of $2.0 million or 5%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $43.8 million for the six months ended July 31, 2024, compared to $43.7 million for the six months ended July 31, 2023, an increase of $0.1 million or less than 1%. The increase was primarily driven by a $1.0 million increase in personnel-related costs, mainly due to severance recognized from restructuring. In addition, professional related costs increased $0.4 million and data center costs increased $0.4 million. These increases were partially offset by a $1.7 million decrease in depreciation expense as certain assets have fully depreciated.
Gross margin was 77.4% for the six months ended July 31, 2024, compared to 78.4% for the six months ended July 31, 2023 as reflected in the discussion above.

Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$85,211	$91,587	$(6,376)	(7)%
Research and development	$35,639	$35,643	$(4)	—%
General and administrative	$42,180	$36,541	$5,639	15%
Sales and marketing expense was $85.2 million for the six months ended July 31, 2024, compared to $91.6 million for the six months ended July 31, 2023, a decrease of $6.4 million or 7%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $2.5 million and stock-based compensation expense decreased $2.0 million, reflecting lower headcount, as well as depreciation expense which decreased by $0.9 million as certain assets have fully depreciated. In addition, there were smaller decreases in employee travel costs, among others. These decreases were partially offset by an increase in advertising costs of $0.9 million.
Research and development expense was $35.6 million for the six months ended July 31, 2024 and 2023, which remained relatively consistent, resulting in a decrease of less than 1%. The decrease was primarily driven by a $0.4 million decrease in depreciation expense as certain assets have fully depreciated, a $0.3 million decrease in professional and recruiting fees, and smaller decreases in stock-based compensation expense, among others. These decreases were partially offset by a $1.6 million increase in personnel-related costs, mainly due to severance recognized from restructuring.
General and administrative expense was $42.2 million for the six months ended July 31, 2024, compared to $36.5 million for the six months ended July 31, 2023, an increase of $5.6 million or 15%. The increase was primarily driven by employee-related costs, as stock-based compensation expense increased $4.0 million, mainly due to PSUs granted in fiscal year 2024. In addition, professional related costs increased $3.0 million, primarily due to the acquisition of Hearsay. These increases were partially offset by smaller decreases in depreciation expense, among others.

Net Loss
Net loss was $4.1 million and $7.9 million for the three and six months ended July 31, 2024, respectively and $3.4 million and $3.8 million for the three and six months ended July 31, 2023, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense, acquisition-related costs, amortization of acquired intangibles, and the related income tax effect of these adjustments. Acquisition-related costs include transaction costs, subsequent fair value movements in contingent consideration, and compensation arrangements. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, acquisition-related costs, and amortization of acquired intangibles, which may vary for reasons unrelated to overall operating performance.
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
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as GAAP net income (loss) before (1) interest income (expense), net, (2) benefit from (provision for) income taxes, (3) depreciation and amortization, (4) other income (expense), net, (5) stock-based compensation expense, and (6) acquisition-related costs. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.
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
Recent Changes in Non-GAAP Metrics
Beginning with the three months ended July 31, 2024, we revised our definitions of Non-GAAP net income (loss) and Adjusted EBITDA to adjust for the effects of certain acquisition-related costs prompted by our recent acquisition of Hearsay. We believe these changes provide investors with a view of continuing core operations without the effects of unusual activity specific to acquisition-related accounting. These adjustments do not omit or adjust for the inclusion of ongoing operations of acquisitions.
We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged notwithstanding as no such acquisition-related activity had occurred.

The following table reconciles our GAAP net loss to non-GAAP net income:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
GAAP net loss	$(4,057)	$(3,437)	$(7,874)	$(3,849)
Plus: Stock-based compensation expense	12,333	11,565	24,398	22,577
Plus: Acquisition-related costs	2,169	—	2,169	—
Plus: Amortization of acquired intangibles	—	—	—	—
Less: Tax adjustment(1)	(3,693)	—	(5,589)	—
Non-GAAP net income	$6,752	$8,128	$13,104	$18,728
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
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
GAAP net loss	$(4,057)	$(3,437)	$(7,874)	$(3,849)
Interest (income) expense	(2,271)	(1,752)	(4,239)	(3,213)
(Benefit from) provision for income taxes	(1,442)	661	(1,221)	982
Depreciation and amortization	2,851	4,420	5,814	9,089
Other expense (income)	204	297	342	617
Stock-based compensation expense	12,333	11,565	24,398	22,577
Acquisition-related costs	2,169	—	2,169	—
Adjusted EBITDA	$9,787	$11,754	$19,389	$26,203
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended July 31,
(in thousands)	2024	2023	Growth Rates
Revenue (GAAP)	$97,887	$102,598	(5)%
Effects of foreign currency rate fluctuations	(70)
Revenue on a constant currency basis (Non-GAAP)	$97,817		(5)%

	Six months ended July 31,
	2024	2023	Growth Rates
Revenue (GAAP)	$193,877	$202,051	(4)%
Effects of foreign currency rate fluctuations	(394)
Revenue on a constant currency basis (Non-GAAP)	$193,483		(4)%
Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash and cash equivalents of $234.8 million. We believe our existing cash and cash equivalents, inclusive of our acquisition of Hearsay on August 1, 2024, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, and other factors.
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
Credit Arrangements
On March 11, 2020, we entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). In January 2021, we amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, we entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, and on July 26, 2024, we entered into a third amendment ("Amendment No. 3") to the Credit Agreement, collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with Amendment No.2 and Amendment No.3.
Amendment No. 2 amended the Credit Facility to, among other things (i) extend the maturity date of the Credit Facility to December 22, 2025, (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark, and (iii) amend the recurring revenue growth rate financial covenant.
Amendment No. 3 amended the Credit Facility to, among other things (i) amend the interest rate applicable to loans under the Credit Facility, and (ii) replace the consolidated quick ratio and recurring revenue growth rate financial covenants with consolidated total leverage ratio and minimum liquidity financial covenants.
The Credit Facility provides for a senior secured revolving loan facility of up to $50.0 million that matures on December 22, 2025, with the right subject to certain conditions to add an incremental revolving loan facility of up to $50.0 million in the aggregate. The revolving loan facility provides for borrowings up to the amount of the facility with sub-limits of up to (i) $30.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.
As amended, the revolving loans bear interest, at our election, at an annual rate based on SOFR or a base rate. Loans based on SOFR shall bear interest at a rate between SOFR plus 1.75% and SOFR plus 2.25%, depending on our consolidated total leverage ratio and subject to a SOFR floor of 1.00%. Loans based on the base rate shall bear interest at a rate between the base rate minus 1.25% and the base rate minus 0.75%, depending on our consolidated total leverage ratio. We are also obligated to pay a commitment fee on the unused portion of the facility at a rate of 0.25% per annum.
The obligations under the Credit Facility are secured by a lien on substantially all of our tangible and intangible property and by a pledge of all of our equity interests of material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.
The Credit Facility contains customary affirmative and negative covenants and restrictions, as well as financial covenants that require us to maintain minimum liquidity of $35.0 million at all times and a consolidated total leverage ratio of no greater than 3.00 to 1.00, tested on a quarterly basis.

As of July 31, 2024, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the six months ended July 31, 2024, 43,270 shares were purchased and as of July 31, 2024, approximately $49.8 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$27,660	$19,710
Net cash used in investing activities	$(1,192)	$(1,567)
Net cash used in financing activities	$(2,008)	$(8,261)
Operating Activities
Net cash provided by operating activities of $27.7 million for the six months ended July 31, 2024 reflected our net loss of $7.9 million, adjusted by non-cash charges including stock-based compensation expense of $24.4 million, depreciation and amortization expense of $5.8 million, and amortization of operating lease right-of-use assets of $4.3 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $62.0 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $7.6 million. These increases were partially offset by changes in unearned revenue of $56.4 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $4.6 million, operating lease liabilities of $5.7 million, and prepaid expenses and other current assets of $3.2 million.
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
Investing Activities
Net cash used in investing activities of $1.2 million for the six months ended July 31, 2024 reflected capital expenditures.
Net cash used in investing activities of $1.6 million for the six months ended July 31, 2023 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $2.0 million for the six months ended July 31, 2024 was primarily related to $3.8 million in cash outflows associated with payments for taxes related to the net share settlement of stock-based compensation awards. This was partially offset by net proceeds from employee stock purchase plan withholdings of $1.8 million.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2024 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of July 31, 2024, we had cash and cash equivalents of $234.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently a party to any legal proceedings that we believe are material to our business or financial condition. From time to time, we are and may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
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
•We have and may continue to expand our business through acquisitions, which may result in unexpected risks and challenges to complete and integrate.
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
We experienced declines in our revenue growth in recent years, including revenue growth rates of 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and a contraction of 4% from the six months ended July 31, 2023 to the six months ended July 31, 2024. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. While our recent decline in growth rate was largely attributable to the departure of a large customer, we may continue to experience declines as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, in June 2024, we initiated a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $7.9 million for the six months ended July 31, 2024 and $2.6 million, $65.9 million, and $93.3 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of July 31, 2024, we had an accumulated deficit of $687.0 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, on August 1, 2024, we completed our acquisition of Hearsay and are currently in the process of integrating its business into Yext. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
In addition, the accounting for purchases can be complicated. For example, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
Our management, headcount and operations have grown substantially since Yext went public in 2017, growing to approximately 1,100 as of January 31, 2024. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023. On June 4, 2024, we initiated a restructuring plan resulting in the reduction of our workforce by approximately twelve percent (12%) of overall headcount as compared to our headcount as of January 31, 2024, which we substantially completed in the three months ended July 31, 2024.
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
There are a limited number of AI service providers that license large language models, or LLMs, that are sufficient for use in our AI-powered applications. If our agreements with these AI service providers terminate or cannot be renewed on favorable terms, it may affect our ability to develop our AI-powered platform innovations and features. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our users’ experience and diminish the perceived quality and value of our offerings. This in turn could damage our brand, reputation, competitive position and business.
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
From time to time, we are and may be involved in disputes or regulatory inquiries that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We expect that the number and significance of potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or a dispute arises. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation or dispute resolution, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
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
For example, the European Union has enacted legislation, the AI Act, which entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in the EU market. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. There is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” or “unacceptable” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the European Union and member state authorities. This regulatory framework is expected to have a material impact on AI regulation in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of July 31, 2024, we repurchased 16,868,190 shares for $100.2 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the six months ended July 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2024 - February 29, 2024	—	$—	—	$50.0
March 1, 2024 - March 31, 2024	—	$—	—	$50.0
April 1, 2024 - April 30, 2024	—	$—	—	$50.0
May 1, 2024 - May 31, 2024	—	$—	—	$50.0
June 1, 2024 - June 30, 2024	—	$—	—	$50.0
July 1, 2024 - July 31, 2024	43,270	$5.78	43,270	$49.8
Total	43,270		43,270
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Amounts reflected in the above table exclude commissions paid on the repurchase of shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended July 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
10.2	Third Amendment to Credit Agreement, dated as of July 26, 2024, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	7/29/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2024 and January 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended July 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the six months ended July 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
*    The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The schedule of exhibits omitted is included with such agreement. The registrant shall supplementally furnish a copy of any of the omitted schedules to the Commission upon request.

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

Date: September 4, 2024	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)