Form 10-Q
period 2024-10-31
Yext, Inc.
filed 2024-12-09
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 25, 2024, the registrant had 127,621,329 shares of common stock, $0.001 par value per share outstanding.

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
•the effect of general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and geopolitical events and shifts, on our business, operations, and financial results and the business and operations of our customers and potential customers;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$100,484	$210,184
Restricted cash, current	11,671	—
Accounts receivable, net of allowances of $1,468 and $1,013, respectively	57,778	108,198
Prepaid expenses and other current assets	17,353	14,849
Costs to obtain revenue contracts, current	21,447	26,680
Total current assets	208,733	359,911
Property and equipment, net	42,246	48,542
Operating lease right-of-use assets	70,124	75,989
Restricted cash, non-current	5,850	—
Costs to obtain revenue contracts, non-current	11,649	16,710
Goodwill	105,020	4,478
Intangible assets, net	87,986	168
Other long term assets	8,735	3,012
Total assets	$540,343	$508,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$62,111	$38,766
Unearned revenue, current	160,855	212,210
Operating lease liabilities, current	18,380	16,798
Total current liabilities	241,346	267,774
Operating lease liabilities, non-current	80,293	89,562
Contingent consideration, non-current	40,107	—
Other long term liabilities	18,635	4,300
Total liabilities	380,381	361,636
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2024 and January 31, 2024; zero shares issued and outstanding at October 31, 2024 and January 31, 2024	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2024 and January 31, 2024; 152,424,199 and 148,197,347 shares issued at October 31, 2024 and January 31, 2024, respectively; 128,010,487 and 124,867,093 shares outstanding at October 31, 2024 and January 31, 2024, respectively	152	148
Additional paid-in capital	983,358	942,622
Accumulated other comprehensive loss	(4,501)	(4,183)
Accumulated deficit	(699,845)	(679,172)
Treasury stock, at cost	(119,202)	(112,241)
Total stockholders’ equity	159,962	147,174
Total liabilities and stockholders’ equity	$540,343	$508,810
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenue	$113,989	$101,164	$307,866	$303,215
Cost of revenue	26,247	22,066	70,086	65,809
Gross profit	87,742	79,098	237,780	237,406
Operating expenses:
Sales and marketing	43,667	45,355	128,878	136,942
Research and development	21,070	18,291	56,709	53,934
General and administrative	33,373	17,233	75,553	53,774
Total operating expenses	98,110	80,879	261,140	244,650
Loss from operations	(10,368)	(1,781)	(23,360)	(7,244)
Interest income	823	1,922	5,578	5,296
Interest expense	(222)	(173)	(738)	(334)
Other expense, net	(55)	(70)	(397)	(687)
Loss from operations before income taxes	(9,822)	(102)	(18,917)	(2,969)
Provision for income taxes	(2,977)	(366)	(1,756)	(1,348)
Net loss	$(12,799)	$(468)	$(20,673)	$(4,317)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$—	$(0.16)	$(0.03)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	128,036,993	124,239,180	126,668,394	123,962,358

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(144)	$(876)	$(324)	$(722)
Unrealized gain on marketable securities, net	2	16	6	4
Total comprehensive loss	$(12,941)	$(1,328)	$(20,991)	$(5,035)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended October 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803
Exercise of stock options	63	—	346	—	—	—	346
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,550	2	2,371	—	—	—	2,373
Issuance of common stock under employee stock purchase plan	292	—	1,338	—	—	—	1,338
Stock-based compensation	—	—	12,753	—	—	—	12,753
Repurchase of common stock	(1,040)	—	—	—	—	(6,710)	(6,710)
Other comprehensive loss	—	—	—	(142)	—	—	(142)
Net loss	—	—	—	—	(12,799)	—	(12,799)
Balance, October 31, 2024	128,010	$152	$983,358	$(4,501)	$(699,845)	$(119,202)	$159,962

Three Months Ended October 31, 2023

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, July 31, 2023	124,654	$146	$923,094	$(3,475)	$(680,391)	$(100,353)	$139,021
Exercise of stock options	43	—	160	—	—	—	160
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	838	1	(2,969)	—	—	—	(2,968)
Issuance of common stock under employee stock purchase plan	290	—	1,552	—	—	—	1,552
Stock-based compensation	—	—	11,797	—	—	—	11,797
Repurchase of common stock	(1,755)	—	—	—	—	(11,888)	(11,888)
Other comprehensive loss	—	—	—	(860)	—	—	(860)
Net loss	—	—	—	—	(468)	—	(468)
Balance, October 31, 2023	124,070	$147	$933,634	$(4,335)	$(680,859)	$(112,241)	$136,346
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Nine Months Ended October 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	322	—	1,137	—	—	—	1,137
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,961	4	(1,417)	—	—	—	(1,413)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	805	—	3,689	—	—	—	3,689
Stock-based compensation	—	—	37,327	—	—	—	37,327
Repurchase of common stock	(1,083)	—	—	—	—	(6,961)	(6,961)
Other comprehensive loss	—	—	—	(318)	—	—	(318)
Net loss	—	—	—	—	(20,673)	—	(20,673)
Balance, October 31, 2024	128,010	$152	$983,358	$(4,501)	$(699,845)	$(119,202)	$159,962

Nine Months Ended October 31, 2023

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,557	1	8,742	—	—	—	8,743
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,302	3	(10,723)	—	—	—	(10,720)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	782	1	3,671	—	—	—	3,672
Stock-based compensation	—	—	34,576	—	—	—	34,576
Repurchase of common stock	(2,981)	—	—	—	—	(22,913)	(22,913)
Other comprehensive loss	—	—	—	(718)	—	—	(718)
Net loss	—	—	—	—	(4,317)	—	(4,317)
Balance, October 31, 2023	124,070	$147	$933,634	$(4,335)	$(680,859)	$(112,241)	$136,346
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2024	2023
Operating activities:
Net loss	$(20,673)	$(4,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	12,101	12,625
Bad debt expense	1,017	589
Stock-based compensation expense	37,091	34,335
Amortization of operating lease right-of-use assets	6,471	6,739
Adjustments to contingent consideration	607	—
Other, net	(751)	351
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in a business acquisition:
Accounts receivable	55,285	57,251
Prepaid expenses and other current assets	(74)	(2,738)
Costs to obtain revenue contracts	10,476	9,054
Other long term assets	256	542
Accounts payable, accrued expenses and other current liabilities	7,181	(9,175)
Unearned revenue	(89,117)	(78,434)
Operating lease liabilities	(8,312)	(8,892)
Other long term liabilities	307	207
Net cash provided by operating activities	11,865	18,137
Investing activities:
Capital expenditures	(1,769)	(2,320)
Cash paid in acquisition, net of cash acquired	(89,407)	—
Net cash used in investing activities	(91,176)	(2,320)
Financing activities:
Proceeds from exercise of stock options	1,137	8,770
Repurchase of common stock	(6,760)	(23,086)
Payments for taxes related to net share settlement of stock-based compensation awards	(9,031)	(10,718)
Payments of deferred financing costs	(777)	(394)
Proceeds, net from employee stock purchase plan withholdings	2,218	2,546
Net cash used in financing activities	(13,213)	(22,882)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	345	(993)
Net decrease in cash, cash equivalents and restricted cash	(92,179)	(8,058)
Cash, cash equivalents and restricted cash at beginning of period	210,184	190,214
Cash, cash equivalents and restricted cash at end of period	$118,005	$182,156
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Nine months ended October 31,
(in thousands)	2024	2023
Cash and cash equivalents	$100,484	$182,156
Restricted cash, current and non-current	17,521	—
Total cash, cash equivalents and restricted cash	$118,005	$182,156
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

In August 2024, the Company acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4 "Business Combination" for additional information.

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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2025, or any other period.
The following accounting policies should be read in conjunction with the Company's significant accounting policies as described in the Form 10-K.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires identifiable assets acquired and liabilities assumed in the acquiree, to be measured at their fair values, as of the acquisition date. Any excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. See Note 4 "Business Combination" for details.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of those financial statements and the reported amounts of revenue and expense during the reporting period. These estimates include, but are not limited to, the standalone selling prices of performance obligations, the incremental borrowing rate associated with lease liabilities, the useful life of capitalized costs to obtain revenue contracts, income taxes including tax-related valuation allowances, the valuation and assumptions underlying stock-based compensation, the fair value of acquired assets and assumed liabilities from business combinations, contingent consideration, as well as the fair value of acquiree exchanged stock-based compensation awards, and useful lives and recoverability of intangible assets. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Segment Information
The Company is the provider of the platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM"). The Company defines its CODM as its executive officers, and their role is to make decisions about allocating resources and assessing performance. Following the acquisition of Hearsay, the Company's business continues to operate as one operating segment, with its CODM evaluating the Company's financial information, resources and performance on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. One customer accounted for 11% of accounts receivable as of October 31, 2024, and as of January 31, 2024, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the three and nine months ended October 31, 2024 and 2023, respectively.
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
In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The updated standard is effective for the Company's annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. ASU 2024-03 is required to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7% and 8% of the Company's total revenue for the nine months ended October 31, 2024 and 2023, respectively.

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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
North America	$91,998	$79,937	$244,178	$239,256
International	21,991	21,227	63,688	63,959
Total revenue	$113,989	$101,164	$307,866	$303,215
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for each the nine months ended October 31, 2024 and 2023.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $2.0 million as of October 31, 2024 and were not significant as of January 31, 2024. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2024, unearned revenue, current was $160.9 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $1.5 million. Revenue recognized of $188.2 million during the nine months ended October 31, 2024 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2024 and January 31, 2024, customer deposits of $0.4 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2024, the Company had $457.1 million of remaining performance obligations, of which $404.5 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2024, the Company had $465.1 million of remaining performance obligations.

4. Business Combination
Hearsay Acquisition
On August 1, 2024 (the "Acquisition Date"), Yext completed its acquisition of Hearsay pursuant to an Agreement and Plan of Merger dated June 10, 2024 (such acquisition, the "Acquisition"). At the effective time of the Acquisition, each outstanding share of Hearsay stock was canceled and converted to a right to receive cash consideration, and Hearsay became a wholly owned subsidiary of Yext. The Acquisition is intended to produce an end-to-end digital presence platform, combining Yext’s digital presence management capabilities with Hearsay's compliant engagement solutions across social media, websites, text, and voice.
The Acquisition Date fair value of consideration transferred for Hearsay consisted of the following:

(in thousands)
Cash consideration and liabilities incurred	$132,462
Contingent consideration	39,500
Fair value of outstanding employee awards assumed	7,825
Other transaction related payments	555
Total consideration transferred	$180,342
Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's condensed consolidated balance sheet at the Acquisition Date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its condensed consolidated balance sheet at the Acquisition Date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's condensed consolidated statements of operations and comprehensive loss. The amount of interest expense was immaterial during the three and nine months ended October 31, 2024.
The preliminary purchase price also includes $39.5 million of contingent consideration related to an earnout arrangement whereby the Company may be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain Annual Recurring Revenue ("ARR") milestones over a two-year period. The portion of the earnout arrangement included within contingent consideration excludes amounts attributable to employees of Hearsay that held unvested awards as of the Acquisition Date, for which earnout payments are subjected to future service. Accordingly, these amounts represent compensation expense in the post-Acquisition period. Payment of the earnout can be settled in cash or shares at the Company's election. The Company preliminarily estimated the fair value of the contingent consideration as of the Acquisition Date. This estimate incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of the Acquisition Date are outlined below:

Volatility	15%
Revenue beta	0.35
Expected timing of payment	FY 2026 - FY 2027
Discount rate	5.90% - 6.20%
See Note 6 "Fair Value of Financial Instruments" for additional details on the fair value of contingent consideration.
The Company also issued approximately 2.1 million replacement equity awards with a fair value of $11.8 million, of which (i) $7.8 million was allocated to consideration transferred for pre-Acquisition services, inclusive of employer related payroll taxes, and (ii) $4.2 million was allocated to the post-Acquisition period and expensed over the remaining requisite service period associated with the awards. The value attributed to consideration transferred was based on the fair value of Hearsay options prior to the exchange. Approximately 1.5 million equity awards that were granted also vested on the Acquisition Date, and $0.6 million was recognized in the post-Acquisition period immediately to reflect the excess of the fair value of the replacement awards over the fair value of the Hearsay options. These awards were subsequently net settled, which represents an event that is separate from the Acquisition.
In addition, the Company recognized other transaction related payments of $0.6 million in the estimated consideration which are comprised primarily of preliminary post-closing adjustments, including estimated working capital.
The Company is also required to make additional payments related to a $20.0 million incentive pool that can be settled in cash or shares at the Company's election, shortly after the first anniversary of the Acquisition Date. Approximately $8.8 million of this pool is to be paid to Hearsay founders and early employees, and is not contingent on future service being provided. This amount was recognized immediately in the post-Acquisition period in operating expenses, within general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive loss. The remaining amount of the incentive pool is allocated to employees generally subject to continued employment of one-year from the Acquisition Date. In addition, a transaction bonus of $1.5 million is payable to individuals determined by Hearsay and deemed to be compensation expense attributable to the post-Acquisition period. Amounts attributable to the remaining incentive pool and transaction bonus will be expensed in the post-Acquisition period over the requisite service period.
Acquisition-related costs totaled $9.0 million and $11.2 million for the three and nine months ended October 31, 2024, respectively. These costs are expensed as incurred and include $8.8 million related to the portion of the incentive pool attributable to Hearsay founders and early employees, as well as professional fees. Acquisition-related costs are presented within general and administrative expense in the Company's condensed consolidated statement of operations and comprehensive loss.
The Company's financial results for the three and nine months ended October 31, 2024 reflect inclusion of the business operations of Hearsay from the Acquisition Date, which contributed $16.4 million and $7.9 million of revenue and net loss, respectively for both periods.
The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(amounts in thousands)
Assets acquired:
Cash and cash equivalents	$26,362
Accounts receivable, net	5,619
Prepaid expenses and other current assets	2,454
Property and equipment, net	399
Operating lease right-of-use assets	414
Other long term assets (1)	5,942
Liabilities assumed:
Accounts payable, accrued expenses, and other current liabilities	(5,127)
Operating lease liabilities, current	(74)
Unearned revenue, current	(37,672)
Operating lease liabilities, non-current	(340)
Other long term liabilities (1)(2)	(9,465)
Identifiable intangible assets acquired	91,300
Net assets acquired	$79,812
Goodwill	$100,530
Total consideration	$180,342
(1) Other long term assets includes a $5.9 million indemnification asset, with the underlying indemnified liability of $6.2 million recorded within other long term liabilities.
(2) Included within other long term liabilities is a deferred tax liability of approximately $1.7 million.
The Company determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. The preliminary fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, and the valuation of intangible assets acquired, income taxes and contingent consideration are subject to change as additional information is obtained during the measurement period.
Pursuant to the terms of the merger agreement, the Company was indemnified by the sellers for the pre-Acquisition contingent liability assumed in the Acquisition associated with the Canadian Good and Services Tax (“GST”) and Harmonized sales tax (“HST”) related to certain historical foreign sales transactions. The indemnification of the indirect tax liability is capped at $5.9 million and an escrow fund was established in the same amount. At the Acquisition Date, the associated indirect tax liability was recorded at the estimated fair value of $6.2 million within other long term liabilities, and the Company recorded an indemnification asset up to the amount of the escrow fund balance of $5.9 million. In October 2024, initial filings to settle this matter with the Canada Revenue Agency were initiated and an initial payment of $1.9 million was made. As of October 31, 2024, the remaining indirect tax liability was $4.5 million.
Goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets and is attributable primarily to expected synergies and the assembled workforce of Hearsay. Goodwill is not deductible for income tax purposes.

Intangible Assets
The following table sets forth the preliminary amounts allocated to the intangible assets identified and their estimated useful lives as of the Acquisition Date:

Identifiable Intangible Assets Acquired	Approximate Fair Value (In thousands)	Estimated Useful Life (In years)	Classification of Amortization
Customer relationships	$66,300	12	Sales and marketing
Technology	24,200	3	Cost of revenue
Trademark	800	3	Sales and marketing
Total	$91,300
The fair values of the identifiable intangible assets are based on management’s estimates as of the Acquisition Date. The fair value of the intangible assets was determined using the excess earnings method and the relief from royalty method, under the income approach. The Company applied judgment in estimating the fair value of customer relationships using the excess earnings method, which involved the use of significant assumptions with respect to revenue, EBITDA, attrition rate, research and development addback, technology royalty rate, and discount rate. The fair value of the developed technology and trademark was estimated using the relief from royalty method, which incorporates assumptions including royalty rates, annual obsolescence, tax rates, and discount rates.
Pro Forma Results
The unaudited pro forma financial information presented below was derived from historical financial records of Yext and Hearsay and presents the operating results for the periods presented as if the Acquisition occurred on February 1, 2023. The pro forma results include adjustments to record additional compensation expense, adjust commission expense, and adjust for the impact of purchase accounting adjustments including amortization and depreciation expense, and the related tax effects.
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of fiscal year 2024, nor are they indicative of future results of operations:

(in thousands)	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenue	$113,989	$117,253	$339,058	$348,017
Net income (loss)	$3,862	$(7,041)	$(21,976)	$(43,357)
5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	October 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,792	$—	$—	$40,792
Total marketable securities	$40,792	$—	$—	$40,792

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	82,642	—	(7)	82,635
Total marketable securities	$146,608	$—	$(7)	$146,601

As of October 31, 2024 and January 31, 2024, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the nine months ended October 31, 2024 and 2023, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2024 and January 31, 2024, the unrealized losses and the related risk of expected credit losses were not significant.
6. Fair Value of Financial Instruments
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	October 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,792	$—	$—	$40,792
Total assets	$40,792	$—	$—	$40,792
Liabilities:
Contingent consideration	$—	$—	$40,107	$40,107
Total liabilities	$—	$—	$40,107	$40,107
	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	—	82,635	—	82,635
Total assets	$63,966	$82,635	$—	$146,601
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.

As of October 31, 2024, the Company measured its contingent consideration associated with the Acquisition, on a recurring basis using significant unobservable inputs, classified as Level 3.
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of contingent consideration using the Real Options Method that employs a Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded within general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
In connection with the Acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of October 31, 2024 are outlined below:

Volatility	15%
Revenue beta	0.35
Expected timing of payment	FY 2026 - FY 2027
Discount rate	5.90% - 6.20%
A rollforward of the fair value of the contingent consideration liability for the three months ended October 31, 2024 is as follows:

(in thousands)
Balance as of August 1, 2024	$39,500
Change in fair value	607
Balance as of October 31, 2024	$40,107
7. Goodwill and Intangible Assets
Goodwill
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
During the three months ended October 31, 2024, the Acquisition was completed, resulting in the following changes in the carrying amount of goodwill for the nine months ended October 31, 2024:

(in thousands)
Balance as of January 31, 2024	$4,478
Goodwill acquired - Hearsay Social, Inc.	100,530
Effect of foreign currency translation on Goodwill acquired	12
Balance as of October 31, 2024	$105,020
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended October 31, 2024, and 2023.

Intangible Assets
The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the reporting periods ended October 31, 2024 and 2023 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $3.5 million for each of the three and nine months ended October 31, 2024, respectively and less than $0.1 million for each of the three and nine months ended October 31, 2023, respectively.
The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of October 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(214)	$151	6.3
Customer relationships (1)	66,300	(1,381)	64,919	11.8
Technology (1)	24,200	(2,017)	22,183	2.7
Trademarks (1)	800	(67)	733	2.7
Total as of October 31, 2024	$91,665	$(3,679)	$87,986	9.4

	As of January 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(197)	$168	7.0
Total as of January 31, 2024	$365	$(197)	$168
(1) Recognized in connection with the Acquisition.
The estimated future aggregate amortization expense as of October 31, 2024 is as follows (in thousands):

Fiscal Year Ending January 31,
2025 (remainder of year)	$3,471
2026	13,882
2027	13,882
2028	9,716
2029	5,549
2030 and thereafter	41,486
Total	$87,986

8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Computer software	$24,086	$22,500
Office equipment	23,556	22,674
Furniture and fixtures	7,956	7,930
Leasehold improvements	60,134	59,927
Construction in progress	—	249
Software in progress	261	370
Total property and equipment, gross	115,993	113,650
Less: accumulated depreciation	(73,747)	(65,108)
Total property and equipment, net	$42,246	$48,542
As of October 31, 2024 and January 31, 2024, the Company's property and equipment, net attributable to the United States was 91% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.8 million and $8.6 million for the three and nine months ended October 31, 2024, respectively and $3.5 million and $12.6 million for the three and nine months ended October 31, 2023, respectively.
9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Accounts payable	$8,031	$7,430
Accrued employee compensation (1)	20,928	15,961
Accrued Publisher Network fees	2,147	1,839
Accrued professional services and associated costs	2,971	2,307
Accrued employee stock purchase plan withholdings liability	486	1,958
Other current liabilities (2)(3)	27,548	9,271
Total accounts payable, accrued expenses and other current liabilities	$62,111	$38,766
(1) As of October 31, 2024, accrued employee compensation includes $3.5 million related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Acquisition.
(2) As of October 31, 2024, other current liabilities includes $11.3 million payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Acquisition.
(3) As of October 31, 2024, other current liabilities includes $8.8 million related to the incentive pool allocated to founders and early employees in connection with the Acquisition.
10. Stock-Based Compensation
Hearsay Social, Inc. 2019 Equity Incentive Plan
In connection with the Acquisition, the Company assumed the Hearsay Social, Inc. 2019 Equity Incentive Plan (the "Hearsay Plan"), including all outstanding restricted stock units ("RSUs") held by continuing Hearsay employees. These assumed awards were converted into approximately 2.1 million RSUs to receive shares of the Company’s common stock at the effective time of the Acquisition and are generally subject to their original terms and conditions under the Hearsay Plan. The Hearsay Plan allows for the issuance of up to approximately 6.0 million shares of the Company’s common stock. Under the Hearsay Plan, the Company may grant stock options with an exercise price that is no less than the fair market value on the date of grant, restricted stock RSUs, and other stock-based awards to the Company’s employees. Equity awards granted under the Hearsay Plan following the Acquisition are expected to be on similar terms and consistent with similar grants made pursuant the Company’s 2016 Equity Incentive Plan. Awards canceled and forfeited and shares withheld to satisfy tax withholding obligations become further available for future issuance under the Hearsay Plan. As of October 31, 2024, approximately 3.8 million shares were available for future award under the Hearsay Plan.

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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Equity classified awards:
Cost of revenue	$701	$739	$2,087	$2,151
Sales and marketing	4,104	4,336	10,010	12,222
Research and development	2,533	2,822	7,923	8,385
General and administrative	5,355	3,861	17,071	11,577
Total stock-based compensation expense	$12,693	$11,758	$37,091	$34,335
In addition, certain liability classified awards were granted in connection with the Acquisition and generally relate to portions of the incentive pool and earnout that generally vest over one year from the Acquisition Date. These awards may be settled in cash or shares at the Company's election, and are measured at fair value at each reporting date based on their expected value, with compensation cost being recognized over the related service period. The corresponding liabilities associated with these awards are included within accounts payable, accrued expenses and other current liabilities, and other long term liabilities on the Company's condensed consolidated balance sheet depending on the estimated settlement date of the award. The following table summarizes the Company's stock-based compensation expense for liability classified awards for the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Liability classified awards:
Cost of revenue	$94	$—	$94	$—
Sales and marketing	1,759	—	1,759	—
Research and development	1,023	—	1,023	—
General and administrative	250	—	250	—
Total stock-based compensation expense	$3,126	$—	$3,126	$—
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2024	2,021,494	$6.26	2.20	$989
Granted	—	$—
Exercised	(321,796)	$3.53
Forfeited or canceled	(87,689)	$8.40
Balance, October 31, 2024	1,612,009	$6.69	1.70	$1,315
Vested and expected to vest	1,612,009	$6.69	1.70	$1,315
Exercisable, October 31, 2024	1,612,009	$6.69	1.70	$1,315

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	9,790,748	$7.54
Granted	7,633,439	$5.67
Vested and converted to shares	(4,611,479)	$7.53
Forfeited or canceled	(1,894,265)	$6.99
Balance, October 31, 2024	10,918,443	$6.33
Performance-Based Restricted Stock Units
The following table summarizes the activity related to the Company’s performance-based restricted stock units ("PSUs"):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	3,555,000	$5.98
Granted	—	$—
Vested	—	$—
Forfeited or canceled	(25,000)	$5.05
Balance, October 31, 2024	3,530,000	$5.98
As of October 31, 2024, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested.
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
As of October 31, 2024, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.

12. Income Taxes
The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three and nine months ended October 31, 2024, the Company recorded a provision for income taxes of $3.0 million and $1.8 million, respectively. During the three and nine months ended October 31, 2023, the Company recorded a provision for income taxes of $0.4 million and $1.3 million, respectively.
The provision for income taxes recorded included a discrete tax benefit of $1.4 million from a partial release of the valuation allowance in connection with the Acquisition. The net deferred tax liability from the Acquisition provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was offset by income taxes in profitable jurisdictions outside of the United States and the Company's state taxes.
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
        As of October 31, 2024, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2025 (remainder of fiscal year)	$4,604	$16,217
2026	19,391	18,845
2027	19,457	9,340
2028	19,554	4,611
2029	19,404	16
2030 and thereafter	36,566	90
Total	$118,976	$49,119
The Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period. Payments can be settled in cash or shares at the Company's election and are estimated to occur in fiscal years 2026 and 2027.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,799)	$(468)	$(20,673)	$(4,317)
Denominator:
Weighted-average common shares outstanding	128,036,993	124,239,180	126,668,394	123,962,358
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$—	$(0.16)	$(0.03)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of October 31,
	2024	2023
Options to purchase common stock	1,612,009	2,423,494
Restricted stock and restricted stock units	10,918,443	10,457,918
Shares estimated to be purchased under ESPP	359,798	483,891
Performance-based restricted stock units(1)	3,530,000	2,305,000
Total anti-dilutive common equivalent shares	16,420,250	15,670,303
(1) An additional 1.3 million shares of common stock may be awarded for certain PSUs based on the Company's total shareholder return ("TSR") relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods.
In connection with the Acquisition, the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period. Payment can be settled in cash or shares at the Company's election. In addition, an incentive pool of $20.0 million is payable to Hearsay founders, early employees and current employees, which can be settled in cash or shares at the Company's election.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the Securities and Exchange Commission ("SEC") on March 13, 2024. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
In August 2024, we acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4. "Business Combination" to our condensed consolidated financial statements for additional information.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2025, for example, are to the fiscal year ending January 31, 2025.
Macroeconomic Conditions
Our results of operations have been and may continue to be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks, and geopolitical events and shifts. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain, which has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
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

Following approval by our Board of Directors, on June 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”). Pursuant to the Merger Agreement, Hearsay became a wholly owned subsidiary of Yext upon closing of the transaction on August 1, 2024. The acquisition of Hearsay is intended to produce an end-to-end digital presence platform, combining Yext’s cutting-edge digital presence management capabilities with Hearsay’s compliant engagement solutions across social media, websites, text, and voice. We acquired Hearsay for approximately $125 million in cash, as adjusted for customary adjustments set forth in the Merger Agreement and the assumption of Hearsay employee equity awards. We also offered participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or our common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment. In addition, subject to the terms of the Merger Agreement, we may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout”). The Earnout shall be payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout may be settled in cash or our common stock at our election. See Note 4 "Business Combination" to our condensed consolidated financial statements for additional information.
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

The following table provides our ARR for the periods presented:

	October 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers(1)(2)	$374,502	$326,625	$47,877	15%
Third-Party Reseller Customers	67,293	70,201	(2,908)	(4)%
Total Annual Recurring Revenue	$441,795	$396,826	$44,969	11%
(1) ARR as of October 31, 2024, includes approximately $62.8 million from the acquisition of Hearsay.
(2) ARR as of October 31, 2024 includes a decrease of $10.8 million related to the attrition of a large customer, which occurred during the three months ended January 31, 2024.
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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. Any ARR obtained through merger and acquisition transactions does not affect the dollar-based net retention rate until one year from the date on which the transaction closed. The cohorts of customers that we present dollar-based net retention rate for include direct, third-party reseller, and total customers. Direct customers include enterprise, mid-size and small business customers.

The following table provides our dollar-based net retention rate for the periods presented:

	October 31,
	2024	2023
Direct Customers (1)	91%	97%
Third-Party Reseller Customers	93%	95%
Total Customers	91%	96%
(1) Dollar-Based Net Retention Rate as of October 31, 2024 reflects the attrition of a large customer, which occurred during the three months ended January 31, 2024.
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. We believe that customer count provides insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excludes third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers may transition to mid-size customers, and customer count includes these changes resulting from any recharacterization. As of October 31, 2024, customer count was over 3,000.

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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Publisher Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, which includes amounts allocated based on employee headcount, as well as amounts related to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions and lease expenses associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, sales and marketing expenses include amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as costs related to advertising and conferences and brand awareness events.
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
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, general and administrative expenses include other professional related costs which include acquisition-related costs, as well as fair value adjustments related to contingent consideration.

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Revenue	$113,989	$101,164	$307,866	$303,215
Cost of revenue(1)	26,247	22,066	70,086	65,809
Gross profit	87,742	79,098	237,780	237,406
Operating expenses:
Sales and marketing(1)	43,667	45,355	128,878	136,942
Research and development(1)	21,070	18,291	56,709	53,934
General and administrative(1)	33,373	17,233	75,553	53,774
Total operating expenses	98,110	80,879	261,140	244,650
Loss from operations	(10,368)	(1,781)	(23,360)	(7,244)
Interest income	823	1,922	5,578	5,296
Interest expense	(222)	(173)	(738)	(334)
Other expense, net	(55)	(70)	(397)	(687)
Loss from operations before income taxes	(9,822)	(102)	(18,917)	(2,969)
Provision for income taxes	(2,977)	(366)	(1,756)	(1,348)
Net loss	$(12,799)	$(468)	$(20,673)	$(4,317)
(1)See Note 10 "Stock-Based Compensation", to the condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	23	22
Gross profit	77.0	78.2	77.2	78.3
Operating expenses:
Sales and marketing	38	45	42	45
Research and development	18	18	18	18
General and administrative	29	17	25	18
Total operating expenses	86	80	85	81
Loss from operations	(9)	(2)	(8)	(3)
Interest income	—	2	2	2
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss from operations before income taxes	(9)	—	(6)	(1)
Provision for income taxes	(2)	—	(1)	—
Net loss	(11)%	—%	(7)%	(1)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023
Revenue

	Three months ended October 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$113,989	$101,164	$12,825	13%
Cost of revenue	26,247	22,066	$4,181	19%
Gross profit	$87,742	$79,098	$8,644	11%
Gross margin	77.0%	78.2%
Total revenue was $114.0 million for the three months ended October 31, 2024, compared to $101.2 million for the three months ended October 31, 2023, an increase of $12.8 million or 13%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. During the three months ended October 31, 2024 and 2023, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%, compared to 92% and 8%, respectively.
Revenue for the three months ended October 31, 2024, included a positive impact from foreign currency exchange rates of approximately $1.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended October 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$95,486	$82,270	$13,216	16%
Third-Party Reseller Customers	18,503	18,894	(391)	(2)%
Total Revenue	$113,989	$101,164	$12,825	13%
Revenue attributable to direct customers was $95.5 million for the three months ended October 31, 2024, compared to $82.3 million for the three months ended October 31, 2023, an increase of $13.2 million, or 16%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. Revenue attributable to third-party reseller customers was $18.5 million for the three months ended October 31, 2024, compared to $18.9 million for the three months ended October 31, 2023, a decrease of $0.4 million or 2%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $26.2 million for the three months ended October 31, 2024, compared to $22.1 million for the three months ended October 31, 2023, an increase of $4.2 million or 19%. The increase was primarily driven by the acquisition of Hearsay which resulted in a $2.0 million increase in amortization expense related to acquired intangible assets, as well as a $0.7 million increase related to royalties and integration fees. In addition, data center costs increased $0.9 million mainly due to incremental costs from Hearsay, and professional related costs increased $0.4 million.
Gross margin was 77.0% for the three months ended October 31, 2024, compared to 78.2% for the three months ended October 31, 2023 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$43,667	$45,355	$(1,688)	(4)%
Research and development	$21,070	$18,291	$2,779	15%
General and administrative	$33,373	$17,233	$16,140	94%
Sales and marketing expense was $43.7 million for the three months ended October 31, 2024, compared to $45.4 million for the three months ended October 31, 2023, a decrease of $1.7 million or 4%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $1.6 million and stock-based compensation expense decreased $0.2 million, reflecting lower headcount. The overall decrease in personnel-related costs noted is inclusive of incremental costs of $5.6 million associated with the acquisition of Hearsay. In addition, there were smaller decreases in depreciation expense and conferences and events, among others.

These decreases were partially offset by a $1.4 million increase in amortization expense related to acquired intangible assets from the Hearsay acquisition.
Research and development expense was $21.1 million for the three months ended October 31, 2024, compared to $18.3 million for the three months ended October 31, 2023, an increase of $2.8 million or 15%. The increase was primarily driven by a $2.8 million increase in personnel-related costs, mainly due to incremental costs of $5.4 million associated with the acquisition of Hearsay.
General and administrative expense was $33.4 million for the three months ended October 31, 2024, compared to $17.2 million for the three months ended October 31, 2023, an increase of $16.1 million or 94%. The increase was primarily driven by the acquisition of Hearsay, which resulted in $8.8 million of costs being incurred related to the portion of the incentive pool payable to founders and early employees, as well as $0.6 million related to the recognition of changes in the fair value of contingent consideration. The increase was further driven by employee-related costs, as personnel-related costs increased $1.3 million, mainly due to incremental costs of $1.9 million associated with the acquisition of Hearsay, and stock-based compensation expense increased $1.5 million, mainly due to performance-based restricted stock units (“PSUs”) granted in fiscal year 2024. In addition, professional related costs increased $2.2 million, largely due to professional services related to the acquisition of Hearsay, and bad debt expense increased $0.7 million.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.
Nine Months Ended October 31, 2024 Compared to Nine Months Ended October 31, 2023
Revenue

	Nine months ended October 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Revenue	$307,866	$303,215	$4,651	2%
Cost of revenue	70,086	65,809	$4,277	6%
Gross profit	$237,780	$237,406	$374	—%
Gross margin	77.2%	78.3%
Total revenue was $307.9 million for the nine months ended October 31, 2024, compared to $303.2 million for the nine months ended October 31, 2023, an increase of $4.7 million or 2%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. During the nine months ended October 31, 2024 and 2023, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%, compared to 92% and 8%, respectively.
Revenue for the nine months ended October 31, 2024, included a positive impact from foreign currency exchange rates of approximately $1.6 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Nine months ended October 31,		Variance
	2024	2023	Dollars	Percent
(in thousands)
Direct Customers	$252,182	$245,141	$7,041	3%
Third-Party Reseller Customers	55,684	58,074	(2,390)	(4)%
Total Revenue	$307,866	$303,215	$4,651	2%
Revenue attributable to direct customers was $252.2 million for the nine months ended October 31, 2024, compared to $245.1 million for the nine months ended October 31, 2023, an increase of $7.0 million, or 3%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. Revenue attributable to third-party reseller customers was $55.7 million for the nine months ended October 31, 2024, compared to $58.1 million for the nine months ended October 31, 2023, a decrease of $2.4 million or 4%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $70.1 million for the nine months ended October 31, 2024, compared to $65.8 million for the nine months ended October 31, 2023, an increase of $4.3 million or 6%. The increase was primarily driven by the acquisition of Hearsay which resulted in a $2.0 million increase in amortization expense related to acquired intangible assets, as well as $0.7 million related to royalties and integration fees. In addition, data center costs increased $1.3 million mainly due to incremental costs from Hearsay, professional related costs increased $0.8 million and personnel-related costs increased $0.6 million, mainly due to incremental costs of $0.9 million associated with the acquisition of Hearsay. These increases were partially offset by a $1.9 million decrease in depreciation expense, as certain assets have fully depreciated.
Gross margin was 77.2% for the nine months ended October 31, 2024, compared to 78.3% for the nine months ended October 31, 2023 as reflected in the discussion above.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2024	2023	Dollars	Percent
Sales and marketing	$128,878	$136,942	$(8,064)	(6)%
Research and development	$56,709	$53,934	$2,775	5%
General and administrative	$75,553	$53,774	$21,779	41%
Sales and marketing expense was $128.9 million for the nine months ended October 31, 2024, compared to $136.9 million for the nine months ended October 31, 2023, a decrease of $8.1 million or 6%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $4.2 million and stock-based compensation expense decreased $2.2 million, reflecting lower headcount. The overall decrease in personnel-related costs noted is inclusive of incremental costs of $5.6 million associated with the acquisition of Hearsay. In addition, depreciation expense decreased $1.2 million as certain assets have fully depreciated, and employee travel decreased $0.9 million. These decreases were partially offset by a $1.4 million increase in amortization expense related to acquired intangible assets from the Hearsay acquisition.
Research and development expense was $56.7 million for the nine months ended October 31, 2024, compared to $53.9 million for the nine months ended October 31, 2023, an increase of $2.8 million or 5%. The increase was primarily driven by a $4.4 million increase in personnel-related costs, mainly due to incremental costs of $5.4 million associated with the acquisition of Hearsay. This increase was partially offset by decreases in depreciation expense of $0.5 million, as certain assets have fully depreciated, a $0.5 million decrease in stock-based compensation expense, and a $0.4 million decrease in professional related costs.
General and administrative expense was $75.6 million for the nine months ended October 31, 2024, compared to $53.8 million for the nine months ended October 31, 2023, an increase of $21.8 million or 41%. The increase was primarily driven by the acquisition of Hearsay, which resulted in $8.8 million of costs being incurred related to the portion of the incentive pool payable to founders and early employees, as well $0.6 million related to the recognition of changes in the fair value of contingent consideration. The increase was further driven by employee-related costs, as personnel-related costs increased $1.8 million, mainly due to incremental costs of $1.9 million associated with the acquisition of Hearsay, and stock-based compensation expense increased $5.5 million, mainly due to PSUs granted in fiscal year 2024. In addition, professional related costs increased $5.2 million, primarily due to professional services related to the acquisition of Hearsay.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.

Net Loss
Net loss was $12.8 million and $20.7 million for the three and nine months ended October 31, 2024, respectively and $0.5 million and $4.3 million for the three and nine months ended October 31, 2023, respectively.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense, acquisition-related costs, amortization of acquired intangibles, and the related income tax effect of these adjustments. Acquisition-related costs include transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, acquisition-related costs, and amortization of acquired intangibles, which may vary for reasons unrelated to overall operating performance.
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
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as GAAP net income (loss) before (1) interest income (expense), net, (2) (provision for) benefit from income taxes, (3) depreciation and amortization, (4) other income (expense), net, (5) stock-based compensation expense, and (6) acquisition-related costs. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.
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

The following table reconciles our GAAP net loss to non-GAAP net income:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
GAAP net loss	$(12,799)	$(468)	$(20,673)	$(4,317)
Plus: Stock-based compensation expense	12,693	11,758	37,091	34,335
Plus: Acquisition-related costs	14,482	—	16,650	—
Plus: Amortization of acquired intangibles	3,465	—	3,465	—
Less: Tax adjustment(1)	(2,226)	—	(7,816)	—
Non-GAAP net income	$15,615	$11,290	$28,717	$30,018
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
The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
GAAP net loss	$(12,799)	$(468)	$(20,673)	$(4,317)
Interest (income) expense	(601)	(1,749)	(4,840)	(4,962)
Provision for income taxes	2,977	366	1,756	1,348
Depreciation and amortization	6,287	3,537	12,101	12,625
Other expense (income)	55	70	397	687
Stock-based compensation expense	12,693	11,758	37,091	34,335
Acquisition-related costs	14,482	—	16,650	—
Adjusted EBITDA	$23,094	$13,514	$42,482	$39,716

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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended October 31,
(in thousands)	2024	2023	Growth Rates
Revenue (GAAP)	$113,989	$101,164	13%
Effects of foreign currency rate fluctuations	(1,251)
Revenue on a constant currency basis (Non-GAAP)	$112,738		11%

	Nine months ended October 31,
	2024	2023	Growth Rates
Revenue (GAAP)	$307,866	$303,215	2%
Effects of foreign currency rate fluctuations	(1,645)
Revenue on a constant currency basis (Non-GAAP)	$306,221		1%
Free Cash Flow
We also provide free cash flow, which is a non-GAAP measure defined as net cash provided by (used in) operating activities, less cash used for purchases of capital expenditures, inclusive of capitalized software development costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe this is meaningful to investors because it is a measure of liquidity that provides useful information in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business.
The following table provides a reconciliation of GAAP Cash flow provided by (used in) operating activities to free cash flow:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$(15,795)	$(1,573)	$11,865	$18,137
Less: Capital expenditures inclusive of capitalized software development costs	(577)	(753)	(1,769)	(2,320)
Free cash flow	$(16,372)	$(2,326)	$10,096	$15,817
Operating cash flow margin	(14)%	(2)%	4%	6%
Free cash flow margin	(14)%	(2)%	3%	5%
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash and cash equivalents of $100.5 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
As of October 31, 2024, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the nine months ended October 31, 2024, 1,083,458 shares were purchased and as of October 31, 2024, approximately $43.1 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$11,865	$18,137
Net cash used in investing activities	$(91,176)	$(2,320)
Net cash used in financing activities	$(13,213)	$(22,882)
Operating Activities
Net cash provided by operating activities of $11.9 million for the nine months ended October 31, 2024 reflected our net loss of $20.7 million, adjusted by non-cash charges including stock-based compensation expense of $37.1 million, depreciation and amortization expense of $12.1 million, including $3.5 million related to the amortization of acquired intangibles, as well as $6.5 million related to the amortization of operating lease right-of-use assets. In addition, there were positive adjustments resulting from changes in accounts receivable of $55.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $10.5 million and $7.2 million in accounts payable, accrued expenses and other current liabilities. These increases were partially offset by changes in unearned revenue of $89.1 million, and operating lease liabilities of $8.3 million.
Net cash provided by operating activities of $18.l million for the nine months ended October 31, 2023 reflected our net loss of $4.3 million, adjusted by non-cash charges including stock-based compensation expense of $34.3 million, depreciation and amortization expense of $12.6 million, and amortization of operating lease right-of-use assets of $6.7 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $57.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $9.l million. These increases were partially offset by changes in unearned revenue of $78.4 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $9.2 million, and operating lease liabilities of $8.9 million.
Investing Activities
Net cash used in investing activities of $91.2 million for the nine months ended October 31, 2024 reflected cash outflows of $89.4 million related to cash paid, net of cash acquired, in the acquisition of Hearsay, as well as capital expenditures of $1.8 million.
Net cash used in investing activities of $2.3 million for the nine months ended October 31, 2023 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $13.2 million for the nine months ended October 31, 2024 was primarily related to cash outflows of $9.0 million associated with payments for taxes related to the net share settlement of stock-based compensation awards, as well as $6.8 million associated with repurchases of common stock as part of our share repurchase program. This was partially offset by net proceeds from employee stock purchase plan withholdings of $2.2 million.
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
Except as described in Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2024 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of October 31, 2024, we had cash and cash equivalents of $100.5 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In August 2024, we completed our acquisition of Hearsay. We accounted for this acquisition as a business combination. The scope of management's assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Hearsay. This exclusion is in accordance with the SEC staff's general guidance that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from the scope of management's assessment for one year from the date of acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2024.
Changes in Internal Control over Financial Reporting
Following the acquisition of Hearsay as noted above, we are in the process of reviewing the internal control structure of Hearsay and, if necessary, will make appropriate changes as we continue to integrate Hearsay into our overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We experienced declines in our revenue growth in recent years, including revenue growth rates of 10% from the fiscal year ended January 31, 2021 to the fiscal year ended January 31, 2022, 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, and 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024. While total revenue increased by 2% from the nine months ended October 31, 2023 to the nine months ended October 31, 2024, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined 4% year-over-year in the same period. This decline is inclusive of the resulting absence of revenue from a large customer that did not renew their contract as of January 31, 2024 . While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. While our recent decline in growth rate was largely attributable to the departure of a large customer, we may continue to experience declines as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic, geopolitical events and shifts such as regional conflicts that influence overall business activity, and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, in June 2024, we initiated a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue.

If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $20.7 million for the nine months ended October 31, 2024 and $2.6 million, $65.9 million, and $93.3 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of October 31, 2024, we had an accumulated deficit of $699.8 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
•unanticipated liabilities associated with the acquisition or the acquired business;
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
As a result of changes to our platform and our sales model, including as a result of the acquisition of Hearsay, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of volatile macroeconomic conditions on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
In addition, we will need to continue to improve our information technology infrastructure and our operational, financial and management systems and procedures. We have implemented many of these systems and procedures only recently, and they may not work as we expect or at all. If we grow in the future, including as a result of any acquisitions, additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. However, to the extent we cannot scale our information technology infrastructure, we will continue to rely on manual processes that are costly, inefficient and subject to error.
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
Our revenue growth is substantially reliant on our sales force. Much of our sales process is relationship-driven, which requires a significant sales force. We have historically had difficulty recruiting and retaining a sufficient number of sales personnel, and this difficulty was heightened during the COVID-19 pandemic beginning in later 2019 and continuing for several years thereafter. If we are unable to adequately recruit for and retain our sales force, we will not be able to reach our market potential and execute our business plan. In addition, we may change our strategy from time to time in how we go to market. As a result, we may change the size of our sales force to reflect strategic realignment in how we go to market, which recently has resulted in a net decrease in sales personnel in the near term before potentially growing headcount again.
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
Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods. In the normal course of business, some customers have elected not to renew their subscriptions with us. Our customers may seek to renew their subscriptions for fewer features, at renegotiated rates, or for shorter contract lengths, all of which could reduce the amount of the subscription. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, changes in our pricing and subscription models, customer satisfaction with our platform and/or our services, the acquisition of our customers by other companies and deteriorating or uncertain general economic conditions. For example, as a result of the COVID-19 pandemic certain customers reduced their subscriptions, elected not to renew their subscriptions, reduced length of contracts, requested extended billing and payment terms or sought more favorable rates, and certain of these trends contributed to a general decline in our retention rate. The follow-on effects of inflation and disruption following the COVID-19 pandemic, coupled with additional geopolitical uncertainty, has meant that not all customers have returned or will return to our offerings. Challenging macroeconomic conditions may also contribute to similar results. If our customers do not renew their subscriptions for our platform or decrease the amounts they spend with us, our revenue will decline and our business will suffer. If our renewal rates fall significantly below the expectations of the public market, equity research analysts or investors, the price of our common stock could also be harmed.
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
As we enhance our platform and develop or acquire new features, our platform has also become increasingly sophisticated requiring additional technology, sales, customer support and professional services resources. In order for our customers to understand and derive value from these new products and features, we will need to devote additional resources to train our sales personnel and provide higher-quality customer support and professional services. In addition, as our software becomes more complex, we may fail to detect errors, bugs or vulnerabilities. As we continue to develop or acquire new products and features, including those that offer legal or regulatory compliance, we may be exposed to additional unforeseen risk.
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
These estimates of total addressable market and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to grow at similar rates, if at all.
Certain members of our management team have limited experience managing a public company.
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
In addition, the proper functioning of our platform is dependent on the ability of our Publisher Network application providers and partners to maintain the availability and proper functioning of their software integrations with our systems and also is dependent on the ability of our third-party application providers to maintain the availability and proper functioning of their websites and applications on which business listing information is published for customers. For example, a number of our Publisher Network application providers provide us with an Application Program Interface, or API, on which our ability to interface with that provider is based. Furthermore, in a rapidly changing business environment, our Publisher Network application providers may experience limitations and delays, which could limit the functionality of our platform. If the functionality of the software, APIs or websites of our third-party application providers is impaired, our customers may attribute such limitations to us and our platform thus damaging our reputation and customer relationships. If our Publisher Network application providers do not maintain the availability and proper functioning of their software, APIs, websites and applications, our business, operating results and financial condition could be materially affected.
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
•natural disasters, pandemics including the COVID-19 pandemic, acts of terrorism, geopolitical conflict and other events beyond our control;
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of October 31, 2024, we repurchased 17,908,378 shares for $106.9 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the nine months ended October 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2024 - February 29, 2024	—	$—	—	$50.0
March 1, 2024 - March 31, 2024	—	$—	—	$50.0
April 1, 2024 - April 30, 2024	—	$—	—	$50.0
May 1, 2024 - May 31, 2024	—	$—	—	$50.0
June 1, 2024 - June 30, 2024	—	$—	—	$50.0
July 1, 2024 - July 31, 2024	43,270	$5.78	43,270	$49.8
August 1, 2024 - August 31, 2024	215,583	$5.09	215,583	$48.7
September 1, 2024 - September 30, 2024	160,230	$6.23	160,230	$47.7
October 1, 2024 - October 31, 2024	664,375	$6.92	664,375	$43.1
Total	1,083,458		1,083,458
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended October 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
4.2	Fifth Amended and Restated Investors' Rights Agreement, dated May 28, 2014, as subsequently amended, by and among the Registrant and certain security holders of the Registrant.	S-1	333-216642	4.2	3/13/2017
10.1#	Hearsay Social, Inc. 2019 Equity Incentive Plan	S-8	333-281441	4.2	8/9/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2024 and January 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended October 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the nine months ended October 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
#    Indicates a management contract or compensatory plan or agreement.

*    The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The schedule of exhibits omitted is included with such agreement. The registrant shall supplementally furnish a copy of any of the omitted schedules to the Securities and Exchange Commission upon request.

**    These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Yext, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2024	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)