Form 10-K
period 2025-01-31
Yext, Inc.
filed 2025-03-13
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2024, the aggregate market value of its shares (based on a closing price of $5.76 per share) held by non-affiliates was approximately $605.4 million. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2025, 126,484,781 shares of the registrant’s common stock, $0.001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the effect of general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and geopolitical events and shifts, including substantial changes in U.S. government policies, trade agreements and spending priorities on our business, operations, and financial results and the business and operations of our customers and potential customers;
•our beliefs, objectives and strategies for future operations, including plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•changes in management and anticipated effects thereof;
•effects of current and prospective acquisitions and the integrations thereof, including that of our recent acquisitions such as Hearsay Social, Inc. (“Hearsay”);
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

In this Annual Report on Form 10-K, the words “we,” “us” “our,” and “Yext” refer to Yext, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I
Item 1. Business
Overview
Yext, Inc. (“Yext,” the “Company,” “we,” “us” or “our”) empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first- and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include among others, Amazon Alexa, Apple, Bing, Facebook, Google, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
The digital consumer journey continues to change with the expansion of artificial intelligence (“AI”) and natural language processing. Consumers increasingly depend on more tools to find information and interact with brands across search, websites, apps, voice assistants and chatbots. Consumers are no longer solely depending on individual keyword searches like “mortgage” or “menswear.” Instead, they are increasingly using natural language phrases like “wealth advisor near me who specializes in healthcare” or asking specific questions like “what’s the best menswear store in London that sells dress shirts and is open now?” Additionally, consumers are leveraging multiple channels, such as online reviews and social media, to find information that influences decisions both in-person and online. Publishers are increasingly answering these questions directly across digital touchpoints using complex algorithms that evaluate a brand’s presence across many sources. In order to win customer impressions and conversions, businesses must maintain an accurate and consistent digital presence with proactive knowledge management to engage with customers across as many channels as possible.
With the evolution of consumer behavior and expectations, successful businesses have changed how they market their brands to be discovered and considered. The rapidly evolving AI landscape is changing search engine optimization, and it is becoming more challenging for businesses to keep up and manage all of their information and channels at scale, across various locations and regions. Poor user experience on a business’s own website may result in lost sales opportunities or may cause consumers to visit a competitor’s website. The challenge for businesses is to understand and provide accurate answers to consumer’s questions while delivering a rich, consistent experience across all digital touchpoints without relying on “best guess” data that can be incomplete, misleading or incorrect.
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

•Attributes that Describe the Information About a Business Are Expanding. To respond to consumer questions, businesses need to be able to define the information about their business using detailed, category-specific attributes ranging from name, address and phone number to more detailed items such as whether a hotel accepts pets, a restaurant has a gluten-free menu, or a doctor accepts certain insurance plans.
•Information About a Business Is Dynamic. The information about a business include dynamic attributes that change frequently, such as opening hours, holiday hours, menus, events, and promotions.
•Information About a Business Exists in Many Places. With popular services such as Google, Facebook, and Yelp, as well as vertical search applications and search leveraging AI using mobile, voice-based and in-app search, businesses need an efficient way to control their information across these multitude of services.
•Regulatory Compliance Creates Additional Complexity. Regulated industries such as financial services and healthcare must ensure they comply with their respective industries’ complex regulations regarding data and consumer engagement with their services and providers.
AI Is Reshaping Digital Discovery. AI is changing how consumers search for and engage with business information and make decisions. From natural language search queries to personalized recommendations and zero-click results, AI models increasingly surface information directly from a brand’s presence across multiple platforms. As these tools become more sophisticated, businesses must maintain accurate, structured, and accessible data across all channels to remain discoverable, relevant, and competitive.
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
Existing Alternatives Are Inadequate. Traditional methods for managing information about brands across multiple touchpoints are complex and cumbersome. Simply managing and updating information within the few core search engines, such as Google and Bing, through these traditional methods is already very challenging, and becomes even more so when implementing updates on an increasing number of other services such as Instagram, Snapchat, and Uber. This has become even more complex as AI search experiences are expanding.
Consumer Reviews Are of Critical Importance. Many major applications include consumer review data in their search results and may rank businesses and professional service providers based on the number, quality and recency of reviews. A limited number of reviews or a few poor reviews without offsetting positive reviews may result in an otherwise lower search ranking in certain applications.
Search Drives Commerce. When searching for a business, consumers need to know many relevant attributes such as qualifications of a wealth advisor, amenities at a hotel, or course offerings at a university. As a result, businesses must ensure that the information about their business is available, accurate and consistent online so that they can be found. Moreover, businesses want to make sure that they appear prominently online when nearby consumers search for them and that consumers can quickly and effectively find the details they are seeking to make a commercial choice.
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

Growth Strategy
Key elements of our strategy include:
•Grow Our Customer Base. We believe that there is a substantial opportunity to continue to increase the size of our customer base across a broad range of industries and companies. We plan to continue to invest in targeted go-to-market strategies to grow our customer base, both domestically and internationally.
•Expand Existing Customer Relationships. We continue to expand our relationships with existing customers. For example, some businesses may initially purchase our Listings product for their stores in a particular country with opportunities to expand to other stores in the geographic region. We continue to sell additional products and features of our platform, such as Pages, Reviews, Search, Social, and Relate, to existing customers. See "Sales and Marketing" for a discussion of customer retention and our ability to expand customer relationships.
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
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities, including through strategic acquisitions, and we will continue to invest in our platform to help our customers better control the information about their businesses online.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships and increasing our customers' adoption of the Yext platform. Our comprehensive training program and community helps our customers and the developer community develop skills to build custom solutions on our platform.
•Extend the Publisher Network. We plan to continue to expand our Publisher Network. As of January 31, 2025, our Publisher Network was comprised of over 200 service and application providers. We continue to focus on adding more industry vertical-specific and international services to our Publisher Network as well as including new services that may become more commonly used in the future.
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
•Social. Social empowers brands to build and grow relationships with their local customers at scale by easily posting, engaging, and responding to relevant content, social comments, and offers across social channels.
•Relate. Relate assists financial and other professionals with their compliance obligations and enables them to engage with clients and prospects through text messaging and mobile voice calling, integrating with CRM and archival systems to enhance communication, automate outreach, and provide AI-powered insights for better client engagement.
Our platform contains various other features. For example, Analytics provides businesses a holistic view of where and how consumers interact with their brand both on their own websites and on third-party applications as well as insight into consumer interactions on their Yext Listings, Reviews, Pages, and Search experiences that can drive customer revenue. Ultimately, our platform helps businesses deliver accurate, consistent, up to date and compelling information to consumers.

We also offer our customers additional resources including a comprehensive training program and community for professionals who use Yext. We continue to invest in platform and features development to help our customers better control the information about their business and have released new products and features to all of our customers multiple times a year.
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
Yext’s integrations through our App Directory and Connectors framework offer our customers the ability to connect Yext with other systems to enable customers to accomplish some or all of the following key tasks:
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
Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, hospitality, food services, retail and financial services. For this purpose, we define a customer as a separate and distinct entity, such as a company, a government institution, or a business unit of a large corporation, that has its own separate contract with us to access our platform. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

Customer Success and Support
Our customer success and support teams enable customers to quickly onboard and implement our solutions. The success team works with our largest enterprise clients to deliver strategic customer service, and our support group responds to inquiries about the use of our products. We provide three levels of customer support, which may include services such as priority access to technical resources, faster target response times and other additional assistance. As the Yext platform can be used by a number of different roles throughout the organization, for an additional fee, we also offer field user support which includes one-on-one training, review of content based on brand guidelines, and other support services.
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

Patents and Patent Applications
As of January 31, 2025, we had 48 issued U.S. patents, ten issued design patents, nine issued national stage patents, 21 non-provisional applications, one provisional application, five international Patent Cooperation Treaty patent applications pending, and 25 national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2047. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2025, we had 206 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
Competition
The market for our platform is new and rapidly evolving, and we face many competitors with a variety of product offerings. Our competition comes from businesses that choose to manage their online, public-facing data in-house systems that corporate personnel employ in a fragmented manner rather than pay for a third-party product or service. Businesses may also attempt to use in-house resources to develop their own solutions for some or all of the features that our platform provides. In addition, other companies have and may continue to offer products and services at lower price points than us or that compete with some of the features present in our platform. For example, certain local marketing and reputation management companies offer one or more products that manage location information across search platforms or facilitate monitoring and responding to reviews.
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
Human Capital
We believe that creating great customer experiences begins with having a high-performance culture that values the contributions of every employee. Yext is committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Conduct and Employee Handbook, which includes our anti-harassment policy. These policies and practices help us foster a workplace environment that promotes performance and the opportunity for every employee to positively impact the customer experience. We support six employee resource groups, or ERGs, that are led by employees with a senior executive sponsor. The ERGs play a critical role in attracting high performing talent, outreach to customers, community involvement, and facilitating engagement in mentoring and professional development, and contribute to the growth of Yext business.
To attract and retain highly capable and innovative employees, we pay for performance relative to the competitive market for talent in every location where Yext has employees. Our compensation packages include market-competitive pay, an Employee Stock Purchase Plan, healthcare and retirement benefits, paid time off and family leave and flexible work schedules. We also offer the opportunity for employees to share in the success of the company through equity awards with multi-year vesting provisions to align the interest of employees with Yext stockholders, which reward our employees for long term corporate performance and promote retention throughout the vesting period. We have invested resources to develop employee talent. In addition, we conduct an annual employee survey to measure employee engagement and identify areas for improvement over time.
As of January 31, 2025, we had approximately 1,150 full-time employees, approximately 32% of whom are based in our New York headquarters.
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
•We are incorporating generative artificial intelligence (“AI”), into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
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
We experienced declines in our revenue growth in recent years, including revenue growth rates of 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025. While total revenue increased by 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined 4% year-over-year in the same period. This decline is inclusive of the resulting absence of revenue from a large customer that did not renew their contract as of January 31, 2024. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. While our recent decline in growth rate was largely attributable to the departure of a large customer, we may continue to experience declines as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic, geopolitical events and shifts such as regional conflicts that influence overall business activity, and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, in June 2024, we initiated a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
We generated a net loss of $27.9 million, $2.6 million and $65.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, we had an accumulated deficit of $707.1 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions, including inflation or reduced technology spending, may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions such as inflation, interest rates and currency exchange rates may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.
In addition, the economies of certain countries or regions around the world may experience weakness or uncertainty, which may lead to negative impacts on our business in those areas. For example, the U.S. government is undergoing a period of rapid change as to spending and fiscal policy, which may have a considerable impact on the macroeconomic environment and behavior of our customers and end consumers.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, on August 1, 2024, we completed our acquisition of Hearsay, and on February 7, 2025, we completed the acquisition of KabanaSoft, LLC d/b/a Places Scout. We are currently in the process of integrating each business respective business into Yext. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
•diversion of our management’s attention from other business concerns;
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
As a result of changes to our platform and our sales model, including as a result of acquisitions, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of volatile macroeconomic conditions on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced significant changes to our organization and structure and may not be able to effectively manage those changes.
Our management, headcount and operations have grown substantially since Yext went public in 2017, growing to approximately 1,150 as of January 31, 2025. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023. On June 4, 2024, we initiated a restructuring plan resulting in the reduction of our workforce by approximately twelve percent (12%) of overall headcount as compared to our headcount as of January 31, 2024, which we substantially completed in the three months ended July 31, 2024.
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
In 2014, we opened our first office outside the United States, and we have expanded our operations abroad, including as a result of acquisitions. Our international expansion has created and will create significant challenges for our management, administrative, operational and financial infrastructure. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful.
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
•compliance with international laws and regulations, including without limitation, those governing privacy, data security and data transfer, such as the General Data Protection Regulation (“GDPR”), which may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance or may require us to change our business practices;
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
We have established strategic relationships with over 200 third-party service and application providers that comprise our Publisher Network, including Amazon Alexa, Apple, Bing, Facebook, Google Business Profile, and Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Publisher Network application providers’ websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Publisher Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
Any changes we make to our pricing models could adversely affect our operating results. For example, we recently began offering capacity-based pricing for our Pages and Search products. There is no assurance that this new pricing and distribution model will be successful thus could adversely affect our financial results. Furthermore, as the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which have historically been the focus of our sales efforts, may demand greater price discounts.
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
Our success depends on a fragmented environment for finding information, particularly information about businesses.
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
We also face many other competitors with a variety of product offerings. These companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of ours. A number of potential new competitors, such as application providers, that enter our markets through acquisitions or otherwise, may decide to create or acquire products that compete with our platform or we may develop products that compete with their existing platforms. Moreover, industry consolidation may increase competition. Some of these current and potential competitors may have longer operating histories, greater name recognition, more established relationships with current and potential customers, larger customer bases or significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features to existing competitive products, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. If our competitors’ products, services or technologies become more accepted than our features, if they are successful in bringing their products or services to market earlier than we bring our features to market, or if their products or services are more technologically capable than our features, then our revenue growth could be adversely affected. Certain of our existing and new competitors have or may develop technologies and services that compete with specific products or features in our platform seeking to be best-in-class. To the extent our customers or potential customers choose to work with several of these vendors rather than implement our platform, our revenue growth could be adversely affected. In addition, some of our competitors offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our margins and operating results could be negatively affected.
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
The software industry is subject to rapid technological change and evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, increase adoption and usage of our platform and introduce new products and features. We expend significant resources on research and development to enhance our platform and to incorporate additional features, improve functionality or add other enhancements in order to meet our customers’ rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management’s attention from current offerings.
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
Our future success depends on our ability to adapt and be innovative. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new features that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
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
Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•the need by some customers for lengthy evaluations prior to purchasing products; and

•the length and timing of customers’ approval processes.
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
For the fiscal years ended January 31, 2025, 2024 and 2023, the aggregate of our top five customers accounted for approximately 8%, 8% and 9%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has and will be realized primarily in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations, are also susceptible to global economic weakness and uncertainty. See also “—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer.” Lower demand from certain of our reseller customers has and may continue to result in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition.
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
In addition, our data centers are located in New Jersey and Texas and our cloud computing providers operate from facilities in northern Virginia, Oregon, Frankfurt, Germany, Tokyo, Japan, Amsterdam, Netherlands, Warsaw, Poland and Mons, Belgium, making our business particularly susceptible to natural disasters and other catastrophic events in those areas. Any natural disaster or other event affecting our data centers could have an adverse effect on our financial condition and operating results.
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
In addition, customers’ and application providers’ accounts and listing pages hosted on our platform could be accessed by unauthorized persons for the purpose of placing illegal, abusive or otherwise unauthorized content on their respective websites and applications. If an unauthorized person obtained access to a customer’s account or our platform, such person could update the customer’s business information with abusive content or create and disseminate false responses to reviews. This type of unauthorized activity could negatively affect our ability to attract new customers and application providers, deter current customers and application providers from using our platform, subject us to third-party lawsuits, regulatory fines, indemnification requests or additional liability under customer contracts, or other action or liability, any of which could materially harm our business, operating results and financial condition.
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
We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation may fail, and even if successful, could be costly, time-consuming and distracting to management and could result in a diversion of significant resources. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. During the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
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
Our reputation and ability to attract, retain, and serve our customers and application providers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. Our customers access our platform through our website and related technologies. We rely on internal systems and third-party service providers, including data center, cloud computing, bandwidth and telecommunications equipment providers, to maintain the availability of our platform. If any service provider fails to provide sufficient capacity to support our platform, experiences service outages, reduces or suspends service due to a natural disaster or pandemic, or otherwise ceases to do business, such failure could interrupt our customers’ access to our services. For example, we currently serve our customers from third-party data center hosting facilities and cloud computing providers located in the United States, Germany, Japan, the Netherlands, Poland and Belgium. We operate infrastructure in two colocation data center facilities in New Jersey and Texas. If these data centers or cloud computing services become unavailable to us without sufficient advance notice, if we are unable to renew our agreements with these providers or if a provider is acquired or ceases business, we would likely experience delays in delivering our platform until we could migrate to an alternate provider. Our disaster recovery program contemplates transitioning our platform to our backup center in the event of a catastrophe and our platform may be unavailable, in whole or in part, during any transition procedure.
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
We are incorporating generative artificial intelligence (“AI”), into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
We have incorporated a number of generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. The AI algorithms we use in our products are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes. We have implemented measures to address algorithmic bias, such as testing our algorithms and regularly reviewing our data sources. However, there is a risk that our algorithms could produce discriminatory or unexpected results or behaviors (e.g., hallucinatory behavior) that could harm our reputation, business, customers, or stakeholders. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, answers or recommendations that AI-powered applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.
There are a limited number of AI service providers from which we license the use of their large language models, or LLMs, that are sufficient for use in our AI-powered applications. If our agreements with these AI service providers terminate or cannot be renewed on favorable terms, it may affect our ability to develop our AI-powered platform innovations and features. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our users’ experience and diminish the perceived quality and value of our offerings. This in turn could damage our brand, reputation, competitive position and business.
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
Furthermore, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content, and certain content collected, used in, or accessed via AI tools may be subject to third-party usage restrictions that could impede our ability to use such content or AI tools or otherwise lead to liability. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered platform innovations and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, the collection and use of content for AI tools or our use of any output produced by any generative AI tools may expose us to claims, increasing our risks of liability. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of users of AI-powered applications. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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
From time to time, we are and may be involved in legal proceedings, disputes or regulatory inquiries that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We expect that the number and significance of potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or a dispute arises. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation or dispute resolution, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
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
To protect the personal data that we process, including payment card information, we have implemented technical and organizational measures in an effort to preserve and protect our data and our customers’ data against loss, misuse, corruption, destruction, or misappropriation caused by systems failures, unauthorized access, or other misuse. Notwithstanding these measures, we could experience security incidents, fail to handle personal data correctly or be subject to liability claims relating to information security by individuals and customers whose data resides in our databases. We are also required to comply with applicable industry standards with respect to our handling of payment card information. If we fail to meet appropriate compliance levels for payment card data specifically, this could negatively impact our ability to utilize payment cards as a method of payment, and/or collect and store payment card information, which could disrupt our business.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and possibly other anti-corruption and anti-bribery laws and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers, agents and third-party intermediaries, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations concerning or violations of these laws could subject us to investigations, sanctions, settlements, prosecution, enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from government contracting, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences, all of which could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees.
We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and import controls and trade and economic sanctions laws and regulations, including U.S. customs regulations, the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control and U.S. economic sanctions laws and regulations include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, their governments, and prohibited or restricted persons and entities and also require authorization for the export of certain items including encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws and regulations that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Additionally, although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our platform to persons prohibited by U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products or in our decreased ability to export or sell our products to existing or potential customers with international operations. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries have continued to impose wider sanctions. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business. Violations of export and import laws and regulations and economic sanctions could result in negative consequences to us, including government investigations, penalties and reputational harm.
Changes in laws and regulations related to the internet or changes in internet infrastructure itself may diminish the demand for our platform and could adversely affect our business and results of operations.
The future success of our business depends upon the continued use of the internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet, generally. These laws or charges could limit the use of the internet or decrease the demand for internet-based solutions. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms” and similar malicious programs. If the use of the internet is reduced as a result of these or other issues, then demand for our platform could decline, which could adversely affect our business, operating results and financial condition.

Unanticipated changes in our effective tax rate may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock options and awards compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws in jurisdictions where we operate. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
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
In addition, global tax developments applicable to multinational businesses continue to evolve and create uncertainty to us. For example, the United States has enacted an alternative minimum tax for companies with modified GAAP net income in excess of $1 billion. The Organization for Economic Cooperation and Development (the “OECD”) also has proposals regarding the implementation of global minimum tax. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. We continue to evaluate the impact of these tax developments as new guidance and regulations are published and such becomes applicable.
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
As of January 31, 2025, we had significant tax attributes due to U.S. federal and state net operating loss carryforwards and U.S. federal research and development tax credit carryforwards. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change tax attributes to offset income tax liabilities arising from post-change taxable income. Our existing tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize these tax attributes could be further limited by Sections 382 and 383 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

If securities or industry analysts do not continue to publish research or reports about us, our business or our market, or if they cease publishing research or change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance or analysts’ expectations, our stock price and trading volume could decline.
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
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Furthermore, the adoption of new accounting standards may require us to modify our earnings guidance, and such modifications though solely attributed to changes in accounting standards, may be perceived unfavorably. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our common stock.
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
•changes in our financial guidance or securities analysts’ estimates of our financial performance;
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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could also harm our business.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of January 31, 2025, we repurchased 19,512,448 shares for $118.1 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
We, like any technology company operating in the current environment, have experienced cybersecurity incidents in the past. However, as of the date of filing this Annual Report on Form 10-K, we have not previously experienced any cybersecurity incidents that were determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
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
Stockholders
As of February 26, 2025, there were 27 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table sets forth issuer purchases of equity securities related to our share repurchase program for the fiscal year ended January 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2024 - February 29, 2024	—	$—	—	$50.0
March 1, 2024 - March 31, 2024	—	$—	—	$50.0
April 1, 2024 - April 30, 2024	—	$—	—	$50.0
May 1, 2024 - May 31, 2024	—	$—	—	$50.0
June 1, 2024 - June 30, 2024	—	$—	—	$50.0
July 1, 2024 - July 31, 2024	43,270	$5.78	43,270	$49.8
August 1, 2024 - August 31, 2024	215,583	$5.09	215,583	$48.7
September 1, 2024 - September 30, 2024	160,230	$6.23	160,230	$47.7
October 1, 2024 - October 31, 2024	664,375	$6.92	664,375	$43.1
November 1, 2024 - November 30, 2024	429,029	$7.77	429,029	$39.7
December 1, 2024 - December 31, 2024	562,290	$6.75	562,290	$35.9
January 1, 2025 - January 31, 2025	612,751	$6.50	612,751	$31.9
Total	2,687,528		2,687,528
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
See Note 11 "Equity" to our consolidated financial statements for further discussion on our share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2025.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock, restricted stock units, and performance-based restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	13,155,626	(3)	$6.78	13,296,953	(4)
Equity compensation plans not approved by security holders	3,470,707	(5)	—	3,565,676	(6)
Total	16,626,333		$6.78	16,862,629
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
(3) This amount includes 1,566,134 shares subject to outstanding options, 8,844,492 shares subject to outstanding restricted stock and restricted stock units, and 2,745,000 shares subject to outstanding performance-based restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 8,352,951 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 4,944,002 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans and such future increases are not reflected in the table above.
(5) This amount includes 2,000,000 performance-based restricted stock units, granted to an executive in March 2022. This grant was outside of the Company’s 2016 Equity Incentive Plan in reliance on the inducement award exception contained in NYSE Listing Rule 303A.08. This amount also includes 1,470,707 shares subject to outstanding restricted stock units granted under our Hearsay Social Inc. 2019 Equity Incentive Plan, which was assumed in August 2024 in connection with our acquisition of Hearsay. A description of the material features of our Hearsay Social Inc. 2019 Equity Incentive Plan will be provided in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2025 ("Proxy Statement") and is incorporated herein by reference.
(6) This amount includes 3,565,676 shares available for issuance under our Hearsay Social, Inc. 2019 Equity Incentive Plan.

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

Comparison of Cumulative Total Return of YEXT, INC.

600
400
200
0
Index Value
04/13/17
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
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
Overview
Yext empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our knowledge graph, Yext Content (also known as the Knowledge Graph), which is then delivered across first-and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple, Bing, Facebook, Google, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages and Search, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
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
In August 2024, we acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4 "Business Combination" to our consolidated financial statements for additional information.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2025, for example, are to the fiscal year ended January 31, 2025.
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
Following approval by our Board of Directors, on June 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Hearsay Social, Inc. (“Hearsay”). Pursuant to the Merger Agreement, Hearsay became a wholly owned subsidiary of Yext upon closing of the transaction on August 1, 2024. The acquisition of Hearsay is intended to produce an end-to-end digital presence platform, combining Yext’s cutting-edge digital presence management capabilities with Hearsay’s compliant engagement solutions across social media, websites, text, and voice. We acquired Hearsay for approximately $125 million in cash, as adjusted for customary adjustments set forth in the Merger Agreement and the assumption of Hearsay employee equity awards. We also offered participation rights to key employees and former founders of Hearsay in a bonus pool of $20 million that can be settled in cash or our common stock and shall be subject to 100% vesting on the first anniversary of closing, generally subject to continued employment. In addition, subject to the terms of the Merger Agreement, we may also be required to pay additional contingent consideration of up to $75 million to Hearsay based on the achievement of certain milestones (the “Earnout”). The Earnout shall be payable based on achievement of certain annual recurring revenue targets. The targets shall be measured at the end of the first and second anniversaries of closing. The Earnout may be settled in cash or our common stock at our election. See Note 4 "Business Combination" to our consolidated financial statements for additional information.
On February 7, 2025, we completed an acquisition of KabanaSoft, LLC, doing business as Places Scout (“Places Scout”), for a purchase price of $20.3 million in cash, subject to customary adjustments as set forth in the Unit Purchase Agreement. The acquisition strengthens Yext’s ability to provide best-in-class competitive intelligence, benchmarking, and AI-powered insights. In addition, subject to the terms of the Unit Purchase Agreement, we agreed to grant approximately $10.0 million of incentive equity, based on current trading prices of Yext’s common stock, to certain key employees of Places Scout.
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
ARR for Third-party Reseller customers is defined as the annualized recurring amount of all contracts with Third-party Reseller customers as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription. The calculation includes the annualized contractual minimum commitment and amounts related to usage above the contractual minimum commitment. Contracts include portions of professional services contracts that are recurring in nature. See Part I Item 1A “Risk Factors" for further discussion of Third-party reseller customers.
Total ARR is defined as the annualized recurring amount of all contracts executed as of the last day of the reporting period. The recurring amount of a contract is determined based upon the terms of a contract and is calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumes no subsequent changes to the existing subscription, and where relevant, includes the annualized contractual minimum commitment and amounts related to usage above the contractual minimum commitment. Contracts include portions of professional services contracts that are recurring in nature.
We calculate usage by annualizing monthly amounts in excess of contractual minimum commitments in the current month.
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

The following table provides our ARR for the periods presented:

	January 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Direct Customers(1)	$368,201	$315,594	$52,607	17%
Third-Party Reseller Customers	74,461	76,588	(2,127)	(3)%
Total Annual Recurring Revenue	$442,662	$392,182	$50,480	13%
(1) ARR as of January 31, 2025 is inclusive of Hearsay's results.
Change in ARR Methodology
From time to time, we may refine our methodology of calculating our key performance metrics to better reflect our business. For example, beginning in the fourth quarter of fiscal year 2025, we refined our ARR methodology to include usage to align with management’s internal assessment of customers. Prior to that quarter, we had excluded what we previously referred to as overage. While this change may introduce additional volatility, we believe it provides a more comprehensive view of ARR that better aligns with the way we evaluate and manage our business. The amounts presented in the immediately preceding table have been restated to reflect our ARR presented on this current definition for periods previously disclosed that did not include overage.
To accompany the transition to this new presentation, the following table presents our ARR for the periods presented as calculated using our prior definition of ARR, which excluded usage:

	January 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Direct Customers(1)	$368,201	$315,594	$52,607	17%
Third-Party Reseller Customers	67,459	71,784	(4,325)	(6)%
Total Annual Recurring Revenue	$435,660	$387,378	$48,282	12%
(1) ARR as of January 31, 2025 is inclusive of Hearsay's results.
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
The following table provides our dollar-based net retention rate for the periods presented:

	January 31,
	2025	2024
Direct Customers	92%	91%
Third-Party Reseller Customers	95%	93%
Total Customers	93%	92%

Change in Dollar-Based Net Retention Rate Methodology

From time to time, we may refine our methodology of calculating our key performance metrics to better reflect our business. For example, beginning in the fourth quarter of fiscal year 2025, we refined our ARR calculation methodology to include usage. This update resulted in a corresponding change in our dollar-based net retention rate, which is based on ARR. While this change may introduce additional variability due to changes in customer usage, it provides a more comprehensive view of our dollar-based net retention rate. The amounts presented in the immediately preceding table have been restated to reflect our dollar-based net retention rate presented as measured on our current definition of ARR for periods previously disclosed that did not include overage.
To accompany the transition to this new presentation, the following table presents our dollar-based net retention rate for the periods presented as calculated using our prior definition of ARR, which excluded usage:

	January 31,
	2025	2024
Direct Customers	92%	91%
Third-Party Reseller Customers	92%	95%
Total Customers	92%	92%
Customer Count
Customer count is defined as the total number of customers with contracts executed as of the last day of the reporting period and a unique administrative account identifier on our platform. Generally, we assign unique administrative accounts to each separate and distinct entity (such as a company or government institution) or a business unit of a large corporation, that has its own separate contract with us to access our platform. Historically, we believed that customer count provided insight into our ability to grow our enterprise and mid-size customer base. As such, customer count excluded third-party reseller customers and small business customers as well as customers only receiving free trials. From time to time, some customers previously characterized as small business customers transitioned to mid-size customers, and customer count included these changes resulting from any recharacterization.
We no longer consider customer count to be a key performance measure of our business. As such, we are presenting customer count as of the end of January 31, 2025 as a key metric, but we do not expect to refer to it regularly in the future. As of January 31, 2025, customer count was approximately 2,920.

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
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, general and administrative expenses include other professional related costs, which include acquisition-related costs, as well as fair value adjustments related to contingent consideration.

Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024. For a discussion of our results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

(in thousands)	Fiscal year ended January 31,
Statements of Operations Data:	2025	2024
Revenue	$420,957	$404,322
Cost of revenue(1)	96,364	87,468
Gross profit	324,593	316,854
Operating expenses:
Sales and marketing(1)	174,779	178,830
Research and development(1)	77,201	72,040
General and administrative(1)	105,061	72,185
Total operating expenses	357,041	323,055
Loss from operations	(32,448)	(6,201)
Interest income	6,102	7,094
Interest expense	(967)	(470)
Other expense, net	(745)	(761)
Loss from operations before income taxes	(28,058)	(338)
Benefit from (provision for) income taxes	110	(2,292)
Net loss	$(27,948)	$(2,630)
(1) See Note 10 "Stock-Based Compensation" to the consolidated financial statements for amounts included.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	23	22
Gross profit	77.1	78.4
Operating expenses:
Sales and marketing	42	44
Research and development	18	18
General and administrative	25	18
Total operating expenses	85	80
Loss from operations	(8)	(2)
Interest income	1	2
Interest expense	—	—
Other expense, net	—	—
Loss from operations before income taxes	(7)	—
Benefit from (provision for) income taxes	—	(1)
Net loss	(7)%	(1)%
Note: Numbers rounded for presentation purposes and may not sum.
Fiscal Year Ended January 31, 2025 Compared to Fiscal Year Ended January 31, 2024
Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$420,957	$404,322	$16,635	4%
Cost of revenue	96,364	87,468	$8,896	10%
Gross profit	$324,593	$316,854	$7,739	2%
Gross margin	77.1%	78.4%
Total revenue was $421.0 million for the fiscal year ended January 31, 2025, compared to $404.3 million for the fiscal year ended January 31, 2024, an increase of $16.6 million or 4%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. Revenue recognized from subscriptions and associated support to our platform was 93% and 92%, while revenue recognized from professional services was 7% and 8%, for the fiscal years ended January 31, 2025 and 2024, respectively.
Revenue for the fiscal year ended January 31, 2025 included a positive impact from foreign currency exchange rates of approximately $1.5 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Fiscal year ended January 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$346,951	$327,093	$19,858	6%
Third-Party Reseller Customers	74,006	77,229	(3,223)	(4)%
Total Revenue	$420,957	$404,322	$16,635	4%
Revenue attributable to direct customers was $347.0 million for the fiscal year ended January 31, 2025, compared to $327.1 million for the fiscal year ended January 31, 2024, an increase of $19.9 million or 6%.The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. The increase was negatively affected by the resulting absence of revenue from the attrition of a large customer that did not renew their contract as of January 31, 2024. Revenue attributable to third-party reseller customers was $74.0 million for the fiscal year ended January 31, 2025, compared to $77.2 million for the fiscal year ended January 31, 2024, a decrease of $3.2 million or 4% primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $96.4 million for the fiscal year ended January 31, 2025, compared to $87.5 million for the fiscal year ended January 31, 2024, an increase of $8.9 million, or 10%. The increase was primarily driven by the acquisition of Hearsay, which resulted in a $4.0 million increase in amortization expense related to acquired intangible assets, as well as a $1.3 million increase related to royalties and integration fees. In addition, data center costs increased $2.4 million, and professional related costs increased $1.6 million. These increases were offset by a $2.0 million decrease in depreciation expense, as certain assets have fully depreciated.
Gross margin was 77.1% for the fiscal year ended January 31, 2025, compared to 78.4% for the fiscal year ended January 31, 2024 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$174,779	$178,830	$(4,051)	(2)%
Research and development	$77,201	$72,040	$5,161	7%
General and administrative	$105,061	$72,185	$32,876	46%
Sales and marketing expense was $174.8 million for the fiscal year ended January 31, 2025, compared to $178.8 million for the fiscal year ended January 31, 2024, a decrease of $4.1 million, or 2%. The decrease was primarily driven by a $1.9 million decrease in personnel-related costs, reflecting lower headcount, a $1.4 million decrease in depreciation expense as certain assets have fully depreciated, a $1.3 million decrease in employee travel and a $1.2 million decrease in lease expense. In addition, there were smaller decreases in conferences and events of $0.6 million and software expense of $0.5 million. These decreases were offset by a $3.1 million increase in amortization expense related to acquired intangible assets from the Hearsay acquisition.
Research and development expense was $77.2 million for the fiscal year ended January 31, 2025, compared to $72.0 million for the fiscal year ended January 31, 2024, an increase of $5.2 million, or 7%. The increase was primarily driven by a $7.6 million increase in personnel-related costs, reflecting higher headcount. This increase was offset by decreases in stock-based compensation expense of $1.1 million, depreciation expense of $0.6 million, as certain assets have fully depreciated, and a $0.5 million decrease in professional related costs, among others.
General and administrative expense was $105.1 million for the fiscal year ended January 31, 2025, compared to $72.2 million for the fiscal year ended January 31, 2024, an increase of $32.9 million or 46%. The increase was primarily driven by the acquisition of Hearsay, which resulted in $8.8 million of costs being incurred related to the portion of the incentive pool payable to founders and early employees, as well as $5.5 million related to changes in the fair value of contingent consideration. The increase was further driven by employee-related costs, as stock-based compensation expense increased $7.5 million, mainly due to PSUs granted in fiscal year 2024, and personnel-related costs increased $3.1 million, largely due to retention amounts related to Hearsay employees. In addition, professional related costs increased $7.3 million, primarily due to professional services related to the Hearsay acquisition.
Net Loss
Net loss was $27.9 million and $2.6 million for the fiscal years ended January 31, 2025 and 2024, respectively.
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
We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged notwithstanding as no such acquisition-related activity had occurred. The following table reconciles our GAAP net loss to non-GAAP net income (loss):

	Fiscal year ended January 31,
(in thousands)	2025	2024
GAAP net loss	$(27,948)	$(2,630)
Plus: Stock-based compensation expense	51,780	44,961
Plus: Acquisition-related costs	29,176	—
Plus: Amortization of acquired intangibles	7,097	—
Less: Tax adjustment(1)	(15,109)	—
Non-GAAP net income	$44,996	$42,331
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

The following table reconciles our GAAP net loss to Adjusted EBITDA:

	Fiscal year ended January 31,
(in thousands)	2025	2024
GAAP net loss	$(27,948)	$(2,630)
Interest (income) expense, net	(5,135)	(6,624)
(Benefit from) provision for income taxes	(110)	2,292
Depreciation and amortization	18,531	15,805
Other expense (income), net	745	761
Stock-based compensation expense	51,780	44,961
Acquisition-related costs	29,176	—
Adjusted EBITDA	$67,039	$54,565
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Fiscal year ended January 31,
(in thousands)	2025	2024	Growth Rates
Revenue (GAAP)	$420,957	$404,322	4%
Effects of foreign currency rate fluctuations	(1,453)
Revenue on a constant currency basis (Non-GAAP)	$419,504		4%
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
The following table provides a reconciliation of GAAP Cash flow provided by (used in) operating activities to free cash flow:

	Fiscal year ended January 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$50,211	$46,157
Less: Capital expenditures inclusive of capitalized software development costs	(2,085)	(2,728)
Free cash flow	$48,126	$43,429
Operating cash flow margin	12%	11%
Free cash flow margin	11%	11%

Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash and cash equivalents of $123.1 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
As of January 31, 2025, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.

Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock. In September 2023, our Board of Directors authorized an additional $50.0 million to the share repurchase program. During the fiscal year ended January 31, 2025, 2,687,528 shares were purchased and as of January 31, 2025 approximately $31.9 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
In March 2025, the Board of Directors authorized an additional $50.0 million to the share repurchase program.
Cash Flows
In this section, we discuss our cash flows for the fiscal years ended January 31, 2025 and 2024. For a discussion of our cash flows for the fiscal year ended January 31, 2023, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$50,211	$46,157
Net cash used in investing activities	$(91,492)	$(2,728)
Net cash used in financing activities	$(28,541)	$(23,254)
Operating Activities
Net cash provided by operating activities of $50.2 million for the fiscal year ended January 31, 2025 reflected our net loss of $27.9 million, adjusted by non-cash charges including stock-based compensation expense of $51.8 million, depreciation and amortization expense of $18.5 million, including $7.1 million related to the amortization of acquired intangibles, as well as $8.7 million related to the amortization of operating lease right-of-use assets and $5.5 million related to adjustments to contingent consideration. In addition, there were positive adjustments resulting from changes in accounts payable, accrued expenses and other current liabilities of $17.0 million and costs to obtain revenue contracts of $10.0 million. These increases were offset by changes in unearned revenue of $20.5 million, operating lease liabilities of $11.1 million, and accounts receivable of $1.1 million, mainly due to timing of billing and cash collections during the period.
Net cash provided by operating activities of $46.2 million for the fiscal year ended January 31, 2024 reflected our net loss of $2.6 million, adjusted by non-cash charges including stock-based compensation expense of $45.0 million, depreciation and amortization expense of $15.8 million and amortization of operating lease right-of-use assets of $8.8 million. In addition, there were positive adjustments resulting from changes in costs to obtain revenue contracts of $8.8 million, prepaid expenses and other current assets of $0.8 million and accounts receivable of $0.5 million, mainly due to timing of billing and cash collections during the period. These increases were offset by changes in operating lease liabilities of $11.7 million, unearned revenue of $11.3 million and accounts payable, accrued expenses and other current liabilities of $10.2 million.
Investing Activities
Net cash used in investing activities of $91.5 million for the fiscal year ended January 31, 2025 reflected cash outflows of $89.4 million related to cash paid, net of cash acquired, in the acquisition of Hearsay, as well as capital expenditures of $2.1 million.
Net cash used in investing activities of $2.7 million for the fiscal year ended January 31, 2024 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $28.5 million for the fiscal year ended January 31, 2025 was primarily related to cash outflows of $17.9 million associated with repurchases of common stock as part of our share repurchase program, as well as $10.8 million associated with payments for taxes related to the net share settlement of stock-based compensation awards and $3.5 million related to deferred payments for acquisitions. This was offset by net proceeds from employee stock purchase plan withholdings of $3.3 million.
Net cash used in financing activities of $23.3 million for the fiscal year ended January 31, 2024 was primarily related to $23.1 million in cash outflows associated with repurchases of common stock as part of our share repurchase program, as well as payments for taxes related to the net share settlement of stock-based compensation awards of $13.0 million and payments of deferred financing costs of $0.5 million. This was offset by proceeds from exercise of stock options of $9.4 million and net proceeds from employee stock purchase plan withholdings of $3.9 million.
Contractual Obligations
See Note 15 "Commitments and Contingencies" to the consolidated financial statements for our discussion on contractual obligations.

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

Business Combinations
We account for business combinations using the acquisition method of accounting, which requires identifiable assets acquired and liabilities assumed in the acquiree, to be measured at their fair values, as of the acquisition date. Any excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from revenue contracts and acquired developed technologies and trademarks;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;
•assumptions about the period of time and intended use of acquired intangible assets;
•discount rates;
•uncertain tax positions and tax-related valuation allowances; and
•fair value of assumed equity awards.
These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
If the initial accounting for a business combination is not complete following the acquisition date, we report provisional amounts for the known assets, liabilities, equity interests, or items of consideration for which the accounting is incomplete at the end of the financial reporting period. Provisional accounting is inherently subjective and judgmental. The objective of the measurement period is to provide a reasonable period of time to obtain the information necessary to complete all aspects of business combination accounting with a high level of confidence. During the measurement period, which may be up to one year from the acquisition date, adjustments to the reported provisional amounts may be recorded for which the accounting was incomplete, with the corresponding offset to goodwill. Should the accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements, disclosing them as provisional, and any material measurement period adjustments are identified as such. Additional assets acquired or liabilities assumed in an acquisition that were not recognized at the acquisition date might be identified during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, no further adjustments are made.

Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies-Recent Accounting Pronouncements" to the consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2025 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of January 31, 2025, we had cash and cash equivalents of $123.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue of $421 million for the year ended January 31, 2025, and $230 million of unearned revenue as of January 31, 2025. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

Auditing the timing and measurement of the Company's revenue recognition was especially challenging due to the volume of executed contracts and the assessment of the unique terms. This involved assessing the contractual terms and conditions of both new and modified contracts to determine the contract period and identifying all performance obligations.

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

We performed audit procedures that included, among others, reading a sample of revenue contracts to evaluate the contractual terms and conditions, identify performance obligations, and assess the measurement and timing of revenue recognized and unearned revenue recorded as of year-end. We tested the revenue recognized and unearned revenue as of year-end through tests of details and analytical procedures, including the recalculation of balances on a disaggregated basis. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.
Accounting for the Hearsay Social, Inc. Acquisition
Description of the Matter	On August 1, 2024, the Company completed the acquisition of Hearsay Social, Inc. (“Hearsay”) for total purchase consideration of $180.4 million, including contingent consideration of $39.5 million. This transaction was accounted for as a business combination as outlined in Note 4 using the acquisition method of accounting which requires, among other things, the identifiable assets acquired and liabilities assumed in the acquiree, to be measured at their fair values, as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.

Auditing the Company’s accounting for its acquisition of Hearsay was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired customer relationships intangible asset, which was valued and recorded at $76.2 million, as well as the contingent consideration liability, which was valued and recorded at $39.5 million as part of the total purchase consideration of $180.4 million. The significant assumptions used in the valuation of the customer relationships intangible asset included a discount rate and certain assumptions that form the basis of the forecasted results including revenue and annual revenue growth rates, EBITDA margin, customer attrition rates, and certain contributory asset charges. The Company used the Multi-Period Excess-Earnings Method to measure the customer relationships intangible asset with the assistance of a third-party valuation specialist. The significant assumptions used in the valuation of the contingent consideration liability included a discount rate and projected Annual Recurring Revenue (“ARR”) values. The Company used the Monte Carlo model to measure the fair value of the contingent consideration liability with the assistance of a third-party valuation specialist. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for the Hearsay acquisition. For example, we tested controls over management’s review of the valuation of the customer relationships intangible asset and contingent consideration liability, including management’s review of the valuation models applied and significant underlying assumptions. We also tested management’s internal controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the acquired customer relationships intangible asset and contingent consideration liability, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology used, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used by the Company in the valuation. We involved our valuation specialists to assist in evaluating the methodology used to estimate the fair value of the acquired customer relationships intangible asset as well as the contingent consideration liability, and to test certain significant assumptions including discount rates, among others. We tested significant assumptions through a combination of procedures, as applicable for each assumption. For the acquired customer relationships intangible asset, we tested the forecasted revenue, annual revenue growth rates, and EBITDA margin by comparing the selected rates to current and forecasted industry and economic trends, the historical results of the acquired business, and other guideline companies within the same industry. For the customer attrition rates within the acquired customer relationships intangible, we tested the completeness and accuracy of the underlying data used to calculate the basis for the customer attrition rate, and compared to guideline companies within the same industry. For certain contributory asset charges within the acquired customer relationships intangible, we developed independent assumptions utilizing market data to evaluate the reasonableness of the assumption used by management. For all significant assumptions within the acquired customer relationships intangible asset, we performed sensitivity analyses to evaluate the changes in fair value of the acquired customer relationship intangible asset that would result from changes in the significant assumptions. For the ARR values within the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable, testing the completeness and accuracy of the underlying data used in the assumption, and comparing the significant assumptions to the Company’s historical trends and forecasts. We also performed sensitivity analyses to evaluate the changes in fair value of the contingent consideration liability that would result from changes in the significant assumptions.

/s/ Ernst & Young, LLP
We have served as the Company’s auditors since 2014.
New York, New York
March 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Yext, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hearsay Social, Inc., which is included in the January 31, 2025 consolidated financial statements of the Company as of January 31, 2025 and constituted 9% of Yext’s total assets, excluding the preliminary value of goodwill and other intangible assets as of January 31, 2025, and 8% of Yext’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hearsay Social, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young, LLP
New York, New York
March 13, 2025

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2025	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$123,133	$210,184
Restricted cash, current	9,671	—
Accounts receivable, net of allowances of $2,014 and $1,013, respectively	112,942	108,198
Prepaid expenses and other current assets	18,094	14,849
Costs to obtain revenue contracts, current	21,961	26,680
Total current assets	285,801	359,911
Property and equipment, net	39,689	48,542
Operating lease right-of-use assets	67,452	75,989
Restricted cash, non-current	5,850	—
Costs to obtain revenue contracts, non-current	11,145	16,710
Goodwill	96,782	4,478
Intangible assets, net	94,247	168
Other long term assets	9,112	3,012
Total assets	$610,078	$508,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$70,022	$38,766
Unearned revenue, current	229,144	212,210
Operating lease liabilities, current	18,604	16,798
Contingent consideration, current	26,944	—
Total current liabilities	344,714	267,774
Operating lease liabilities, non-current	76,809	89,562
Contingent consideration, non-current	18,056	—
Other long term liabilities	17,306	4,300
Total liabilities	456,885	361,636
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2025 and 2024; zero shares issued and outstanding at January 31, 2025 and 2024	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2025 and 2024, respectively; 153,017,243 and 148,197,347 shares issued at January 31, 2025 and 2024, respectively; 126,999,461 and 124,867,093 shares outstanding at January 31, 2025 and 2024, respectively	153	148
Additional paid-in capital	996,477	942,622
Accumulated other comprehensive loss	(5,969)	(4,183)
Accumulated deficit	(707,120)	(679,172)
Treasury stock, at cost	(130,348)	(112,241)
Total stockholders’ equity	153,193	147,174
Total liabilities and stockholders’ equity	$610,078	$508,810
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2025	2024	2023
Revenue	$420,957	$404,322	$400,850
Cost of revenue	96,364	87,468	103,960
Gross profit	324,593	316,854	296,890
Operating expenses:
Sales and marketing	174,779	178,830	211,479
Research and development	77,201	72,040	70,903
General and administrative	105,061	72,185	79,336
Total operating expenses	357,041	323,055	361,718
Loss from operations	(32,448)	(6,201)	(64,828)
Interest income	6,102	7,094	1,684
Interest expense	(967)	(470)	(589)
Other expense, net	(745)	(761)	(125)
Loss from operations before income taxes	(28,058)	(338)	(63,858)
Benefit from (provision for) income taxes	110	(2,292)	(2,080)
Net loss	$(27,948)	$(2,630)	$(65,938)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.02)	$(0.53)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,850,809	124,056,949	125,250,723

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,792)	$(568)	$(3,421)
Unrealized gain (loss) on marketable securities, net	6	2	(9)
Total comprehensive loss	$(29,734)	$(3,196)	$(69,368)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2022	131,157	$137	$834,429	$(187)	$(610,604)	$(11,905)	$211,870
Exercise of stock options	259	—	711	—	—	—	711
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,967	4	(5,137)	—	—	—	(5,133)
Issuance of common stock under employee stock purchase plan	796	1	3,814	—	—	—	3,815
Stock-based compensation	—	—	63,551	—	—	—	63,551
Repurchase of common stock	(13,844)	—	—	—	—	(77,423)	(77,423)
Other comprehensive loss	—	—	—	(3,430)	—	—	(3,430)
Net loss	—	—	—	—	(65,938)	—	(65,938)
Balance, January 31, 2023	122,335	142	897,368	(3,617)	(676,542)	(89,328)	128,023
Exercise of stock options	1,704	2	9,376	—	—	—	9,378
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,952	3	(13,017)	—	—	—	(13,014)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	782	1	3,671	—	—	—	3,672
Stock-based compensation	—	—	45,224	—	—	—	45,224
Repurchase of common stock	(2,981)	—	—	—	—	(22,913)	(22,913)
Other comprehensive loss	—	—	—	(566)	—	—	(566)
Net loss	—	—	—	—	(2,630)	—	(2,630)
Balance, January 31, 2024	124,867	148	942,622	(4,183)	(679,172)	(112,241)	147,174
Exercise of stock options	367	1	1,290	—	—	—	1,291
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,509	4	(3,189)	—	—	—	(3,185)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	805	—	3,689	—	—	—	3,689
Stock-based compensation	—	—	52,065	—	—	—	52,065
Repurchase of common stock	(2,687)	—	—	—	—	(18,107)	(18,107)
Other comprehensive loss	—	—	—	(1,786)	—	—	(1,786)
Net loss	—	—	—	—	(27,948)	—	(27,948)
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2025	2024	2023
Operating activities:
Net loss	$(27,948)	$(2,630)	$(65,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,531	15,805	17,583
Bad debt expense	1,665	888	182
Stock-based compensation expense	51,780	44,961	63,078
Amortization of operating lease right-of-use assets	8,729	8,804	8,799
Adjustments to contingent consideration	5,500	—	—
Other, net	(2,597)	540	1,195
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in a business acquisition:
Accounts receivable	(1,122)	518	(10,056)
Prepaid expenses and other current assets	(397)	755	(2,303)
Costs to obtain revenue contracts	10,048	8,818	8,034
Other long term assets	351	896	1,140
Accounts payable, accrued expenses and other current liabilities	17,037	(10,176)	2,714
Unearned revenue	(20,464)	(11,252)	3,538
Operating lease liabilities	(11,095)	(11,687)	(10,986)
Other long term liabilities	193	(83)	873
Net cash provided by operating activities	50,211	46,157	17,853
Investing activities:
Capital expenditures	(2,085)	(2,728)	(6,193)
Cash paid in acquisition, net of cash acquired	(89,407)	—	—
Net cash used in investing activities	(91,492)	(2,728)	(6,193)
Financing activities:
Proceeds from exercise of stock options	1,290	9,405	714
Repurchase of common stock	(17,907)	(23,086)	(77,250)
Payments for taxes related to net share settlement of stock-based compensation awards	(10,826)	(13,015)	(5,129)
Payments of deferred financing costs	(853)	(452)	(509)
Deferred acquisition payments	(3,542)	—	—
Proceeds, net from employee stock purchase plan withholdings	3,297	3,894	3,153
Net cash used in financing activities	(28,541)	(23,254)	(79,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,708)	(205)	(3,635)
Net (decrease) increase in cash, cash equivalents and restricted cash	(71,530)	19,970	(70,996)
Cash, cash equivalents and restricted cash at beginning of period	210,184	190,214	261,210
Cash, cash equivalents and restricted cash at end of period	$138,654	$210,184	$190,214
Supplemental disclosure of cash flow data:
Cash paid on interest	$9	$—	$41
Cash paid on income taxes	$3,176	$2,716	$1,046

Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$123,133	$210,184	$190,214
Restricted cash, current and non-current	15,521	—	—
Total cash, cash equivalents and restricted cash	$138,654	$210,184	$190,214
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2025, for example, are to the fiscal year ended January 31, 2025.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires identifiable assets acquired and liabilities assumed in the acquiree, to be measured at their fair values, as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive loss. See Note 4 "Business Combination" for details.
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
Segment Information
The Company is the provider of the platform and operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The CODM of the Company is the Chief Executive Officer. The CODM evaluates the Company's financial information, resources and performance on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
During the fiscal years ended January 31, 2025 and 2024, the Company capitalized $20.9 million and $27.7 million of costs to obtain revenue contracts respectively, and amortized $31.2 million, $36.4 million and $38.6 million to sales and marketing expense as of January 31, 2025, 2024, and 2023, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $33.1 million and $43.4 million at January 31, 2025 and 2024, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Publisher Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as lease expenses, software expense, and depreciation expense, each of which are allocated based on employee headcount.
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
Liability classified awards are remeasured at fair value at each reporting date until the award is settled.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $3.7 million, $3.9 million and $3.5 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive loss.
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
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to its platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive loss. Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $2.1 million as of both January 31, 2025 and 2024, respectively, and primarily related to costs incurred in connection with additional functionality to its platform. Depreciation expense associated with capitalized software development costs was $1.8 million, $3.2 million and $4.9 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $0.3 million and $0.5 million as of January 31, 2025 and 2024 respectively, and $0.5 million, $1.0 million, and $2.5 million were amortized during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
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
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. See Note 13 "Income Taxes" to the Company's consolidated financial statements for additional information on the composition of these valuation allowances.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock, restricted stock units and performance-based restricted stock units are excluded from the denominator of basic net loss per share. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. See Note 16 "Net Loss Per Share Attributable to Common Stockholders" for further discussion.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2025 and 2024, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Restricted cash as of January 31, 2025, consists of $15.5 million of funds held in escrow in connection with the acquisition of Hearsay for certain post-closing indemnification obligations.
Marketable Securities
The Company's investments in marketable securities may consist of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. All marketable securities are carried at estimated fair value. Credit losses related to marketable securities are recorded, net in the consolidated statements of operations and comprehensive loss through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As of January 31, 2025, 2024, and 2023 no credit losses related to marketable securities were recorded by the Company. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive income (loss), as a component of stockholders’ equity.

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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2023	$868
Additions	888
Deductions - write offs	(743)
Allowance for doubtful accounts as of January 31, 2024	1,013
Additions	1,665
Additions related to Hearsay beginning balance at August 1, 2024	94
Deductions - write offs	(758)
Allowance for doubtful accounts as of January 31, 2025	$2,014
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
A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.

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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this accounting standard on January 31, 2025. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to the consolidated financial statements. See Note 17 "Segment Information" for additional information.
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

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
North America	$336,323	$318,502	$322,318
International	84,634	85,820	78,532
Total revenue	$420,957	$404,322	$400,850
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 80%, 79%, and 80% for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. Revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 19%, 20% and 18% of total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. No other individual country represented more than 10% of total revenue during the fiscal years ended January 31, 2025, 2024 and 2023.
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
The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7%, 8% and 9% of the Company's total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $1.7 million as of January 31, 2025 and not significant as January 31, 2024. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2025 and 2024, unearned revenue, current was $229.1 million and $212.2 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.6 million and $0.7 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
Revenue recognized of $208.7 million during the fiscal year ended January 31, 2025 was included in unearned revenue, current as of January 31, 2024.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. Customer deposits was $0.2 million as of both, January 31, 2025 and 2024, and was included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2025, the Company had $490.1 million of remaining performance obligations, of which $441.7 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2024, the Company had $465.1 million of remaining performance obligations.

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
The Acquisition Date fair value of consideration transferred for Hearsay consisted of the following:

(in thousands)
Cash consideration and liabilities incurred	$132,462
Contingent consideration	39,500
Fair value of outstanding employee awards assumed	7,825
Other transaction related payments(1)	640
Total consideration transferred	$180,427
(1) Inclusive of post-closing adjustments of less than $0.1 million.
Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's consolidated balance sheet at the Acquisition Date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its consolidated balance sheet at the Acquisition Date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's consolidated statements of operations and comprehensive loss. For the fiscal year ended January 31, 2025, interest expense was immaterial, and $2.0 million was released from amounts held in escrow following the completion of the post-closing process. As of January 31, 2025, $9.7 million of the remaining escrow is estimated to be released during the fiscal year ended January 31, 2026, with the remaining amount thereafter.
The preliminary purchase price also includes $39.5 million of contingent consideration related to an earnout arrangement whereby the Company may be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain Annual Recurring Revenue ("ARR") milestones over a two-year period which will end in September 2026. The portion of the earnout arrangement included within contingent consideration excludes amounts attributable to employees of Hearsay that held unvested awards as of the Acquisition Date, for which earnout payments are subjected to future service. Accordingly, these amounts represent compensation expense in the post-Acquisition period. Payment of the earnout can be settled in cash or shares at the Company's election. The Company preliminarily estimated the fair value of the contingent consideration as of the Acquisition Date. This estimate incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of the Acquisition Date are outlined below:

Volatility	15.0%
Revenue beta	0.35
Expected timing of payment	FY 2026 - FY 2027
Discount rate	5.90% - 6.20%
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
In addition, the Company recognized other transaction related payments of $0.6 million in the estimated consideration which are comprised primarily of post-closing adjustments, including estimated working capital.

The Company is also required to make additional payments related to a $20.0 million incentive pool that can be settled in cash or shares at the Company's election, shortly after the first anniversary of the Acquisition Date. Approximately $8.8 million of this pool is to be paid to Hearsay founders and early employees, and is not contingent on future service being provided. This amount was recognized immediately in the post-Acquisition period in operating expenses, within general and administrative expenses on the Company's consolidated statements of operations and comprehensive loss. The remaining amount of the incentive pool is allocated to employees generally subject to continued employment of one-year from the Acquisition Date. In addition, a transaction bonus of $1.5 million is payable to individuals determined by Hearsay and deemed to be compensation expense attributable to the post-Acquisition period. Amounts attributable to the remaining incentive pool and transaction bonus will be expensed in the post-Acquisition period over the requisite service period.
Acquisition-related costs totaled $11.2 million for the fiscal year ended January 31, 2025. These costs were expensed as incurred and include $8.8 million related to the portion of the incentive pool attributable to Hearsay founders and early employees, as well as professional fees. Acquisition-related costs are presented within general and administrative expense in the Company's consolidated statement of operations and comprehensive loss.
The Company's financial results for the fiscal year ended January 31, 2025 reflect inclusion of the business operations of Hearsay from the Acquisition Date, which contributed $33.2 million of revenue. Due to the continued integration of the combined business, it was impractical to determine the impact on earnings.
The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(amounts in thousands)
Assets acquired:
Cash and cash equivalents	$26,362
Accounts receivable, net	5,619
Prepaid expenses and other current assets	2,454
Property and equipment, net	399
Operating lease right-of-use assets	414
Other long term assets (1)	5,942
Liabilities assumed:
Accounts payable, accrued expenses, and other current liabilities	(5,127)
Operating lease liabilities, current	(74)
Unearned revenue, current	(37,672)
Operating lease liabilities, non-current	(340)
Other long term liabilities (1)(2)	(11,179)
Identifiable intangible assets acquired	101,200
Net assets acquired	$87,998
Goodwill (3)	$92,429
Total consideration	$180,427
(1) Other long term assets includes a $5.9 million indemnification asset, with the underlying indemnified liability of $6.2 million recorded within other long term liabilities.
(2) Included within other long term liabilities is a deferred tax liability of approximately $3.4 million.
(3) Inclusive of post-closing adjustments of less than $0.1 million.
The Company determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. The preliminary fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, and the valuation of intangible assets acquired, income taxes and contingent consideration are subject to change as additional information is obtained during the measurement period. During the fiscal year ended January 31, 2025, the Company refined its estimates pertaining to the valuation of intangibles which resulted in an increase of $9.9 million in intangible assets and $1.7 million in deferred tax liabilities. Additionally, the Company increased the useful life of the customer relationships asset from 12 years to 13 years. See Note 7 "Goodwill and Intangible Assets" for additional information.

Pursuant to the terms of the merger agreement, the Company was indemnified by the sellers for the pre-Acquisition contingent liability assumed in the Acquisition associated with the Canadian Good and Services Tax (“GST”) and Harmonized sales tax (“HST”) related to certain historical foreign sales transactions. The indemnification of the indirect tax liability is capped at $5.9 million and an escrow fund was established in the same amount. At the Acquisition Date, the associated indirect tax liability was recorded at the estimated fair value of $6.2 million within other long term liabilities, and the Company recorded an indemnification asset up to the amount of the escrow fund balance of $5.9 million. In October 2024, initial filings to settle this matter with the Canada Revenue Agency were initiated and an initial payment of $1.9 million was made. As of January 31, 2025, the remaining indirect tax liability was $4.5 million.
Goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets and is attributable primarily to expected synergies and the assembled workforce of Hearsay. Goodwill is not deductible for income tax purposes.
Intangible Assets
The following table sets forth the preliminary amounts, allocated to the intangible assets identified and their estimated useful lives as of the Acquisition Date:

Identifiable Intangible Assets Acquired	Approximate Fair Value (In thousands)	Estimated Useful Life (In years)	Classification of Amortization
Customer relationships	$76,200	13	Sales and marketing
Technology	24,200	3	Cost of revenue
Trademark	800	3	Sales and marketing
Total	$101,200
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
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of fiscal year 2024, nor are they indicative of future results of operations:

(in thousands)	Fiscal Year Ended January 31,
	2025	2024
Revenue	$452,129	$465,231
Net loss	$(25,225)	$(51,878)

5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,371	$—	$—	$36,371
Total marketable securities	$36,371	$—	$—	$36,371

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	82,642	—	(7)	82,635
Total marketable securities	$146,608	$—	$(7)	$146,601
As of January 31, 2025 and 2024, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the fiscal years ended January 31, 2025, 2024 and 2023, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net loss.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the consolidated statements of operations and comprehensive loss.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2025 and 2024, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,371	$—	$—	$36,371
Total assets	$36,371	$—	$—	$36,371
Liabilities:
Contingent consideration(1)	$—	$—	$45,000	$45,000
Total liabilities	$—	$—	$45,000	$45,000
	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$63,966	$—	$—	$63,966
U.S. treasury securities	—	82,635	—	82,635
Total assets	$63,966	$82,635	$—	$146,601
(1) As of January 31, 2025, contingent consideration includes $26.9 million classified as current and $18.1 million classified as non-current.
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.
As of January 31, 2025, the Company measured its contingent consideration associated with the Acquisition, on a recurring basis using significant unobservable inputs, classified as Level 3.
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of contingent consideration using the Real Options Method that employs a Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded within general and administrative expenses within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
In connection with the Acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of January 31, 2025 are outlined below:

Volatility	14.5%
Revenue beta	0.26
Expected timing of payment	FY 2026 - FY 2027
Discount rate	6.76%- 6.84%
A rollforward of the fair value of the contingent consideration liability for the fiscal year ended January 31, 2025 is as follows:

(in thousands)
Balance as of August 1, 2024	$39,500
Change in fair value	5,500
Balance as of January 31, 2025	$45,000

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
On August 1, 2024, the Acquisition was completed, resulting in the following changes in the carrying amount of goodwill for the fiscal year ended January 31, 2025, inclusive of measurement period adjustments. See Note 4 "Business Combination" for additional information.
The following table presents a reconciliation of the beginning and ending balances of goodwill:

Balance as of January 31, 2024	$4,478
Goodwill acquired - Hearsay Social, Inc	100,530
Measurement period adjustments	(8,101)
Effect of foreign currency translation on Goodwill acquired	(125)
Balance as of January 31, 2025	$96,782
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended January 31, 2025, and 2024. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended January 31, 2025 and 2024 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $7.1 million for the fiscal year ended January 31, 2025, and less than $0.1 million for each the fiscal years ended January 31, 2024 and 2023, respectively.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(221)	$144	6.0
Customer relationships (1)	76,200	(2,931)	73,269	12.5
Technology (1)	24,200	(4,033)	20,167	2.5
Trademarks (1)	800	(133)	667	2.5
Total as of January 31, 2025	$101,565	$(7,318)	$94,247	10.1

	As of January 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(197)	$168	7.0
Total as of January 31, 2024	$365	$(197)	$168
(1) Recognized in connection with the Acquisition.
The estimated future aggregate amortization expense as of January 31, 2025 is as follows (in thousands):

Fiscal Year Ending January 31,
2026	$14,219
2027	14,219
2028	10,052
2029	5,885
2030	5,884
2031 and thereafter	43,988
Total	$94,247
8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2025	January 31, 2024
Computer software	$24,086	$22,500
Office equipment	23,529	22,674
Furniture and fixtures	7,894	7,930
Leasehold improvements	59,944	59,927
Construction in progress	27	249
Software in progress	548	370
Total property and equipment, gross	116,028	113,650
Less: accumulated depreciation	(76,339)	(65,108)
Total property and equipment, net	$39,689	$48,542
As of January 31, 2025 and 2024, the Company's property and equipment, net attributable to the United States was 91% and 90%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $11.4 million, $15.8 million and $17.6 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2025	January 31, 2024
Accounts payable	$4,771	$7,430
Accrued employee compensation(1)	29,153	15,961
Accrued Publisher Network fees	4,051	1,839
Accrued professional services and associated costs	3,131	2,307
Accrued employee stock purchase plan withholdings liability	1,565	1,958
Other current liabilities(2)(3)	27,351	9,271
Total accounts payable, accrued expenses and other current liabilities	$70,022	$38,766
(1) As of January 31, 2025, accrued employee compensation included $8.6 million related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Acquisition.
(2) As of January 31, 2025, other current liabilities included $9.7 million payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Acquisition.
(3) As of January 31, 2025, other current liabilities included $8.8 million related to the incentive pool allocated to founders and early employees in connection with the Acquisition.

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
2016 Equity Incentive Plan
In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2024, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 4,994,684 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2025, the number of shares available for future award under the 2016 Plan is 8,352,951.
Hearsay Social, Inc. 2019 Equity Incentive Plan
In connection with the Acquisition, the Company assumed the Hearsay Social, Inc. 2019 Equity Incentive Plan (the "Hearsay Plan"), including all outstanding restricted stock units ("RSUs") held by continuing Hearsay employees. These assumed awards were converted into approximately 2.1 million RSUs to receive shares of the Company’s common stock at the effective time of the Acquisition and are generally subject to their original terms and conditions under the Hearsay Plan. The Hearsay Plan allows for the issuance of up to approximately 6.0 million shares of the Company’s common stock. Under the Hearsay Plan, the Company may grant stock options with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based awards to the Company’s employees. Equity awards granted under the Hearsay Plan following the Acquisition are expected to be on similar terms and consistent with similar grants made pursuant the Company’s 2016 Equity Incentive Plan. Awards canceled and forfeited and shares withheld to satisfy tax withholding obligations become further available for future issuance under the Hearsay Plan. As of January 31, 2025, the number of shares available for future award under the Hearsay Plan is 3,565,676.

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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Equity classified awards:
Cost of revenue	$2,753	$2,900	$5,042
Sales and marketing	15,583	15,067	22,961
Research and development	10,265	11,349	16,401
General and administrative	23,179	15,645	18,674
Total stock-based compensation expense	$51,780	$44,961	$63,078
During the fiscal years ended January 31, 2025, 2024 and 2023, the Company capitalized $0.3 million, $0.3 million and $0.5 million, respectively, of stock-based compensation related to software development.
As of January 31, 2025, there was approximately $52.5 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 1.79 years.
In addition, certain liability classified awards were granted in connection with the Acquisition and relate to portions of the incentive pool and earnout that generally vest over one year from the Acquisition Date. These awards may be settled in cash or shares at the Company's election, and are measured at fair value at each reporting date based on their expected value, with compensation cost being recognized over the related service period. The corresponding liabilities associated with these awards are included within accounts payable, accrued expenses and other current liabilities, and other long term liabilities on the Company's consolidated balance sheet depending on the estimated settlement date of the award. The following table summarizes the Company's compensation expense for liability classified awards for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Liability classified awards:
Cost of revenue	$201	$—	$—
Sales and marketing	5,782	—	—
Research and development	2,419	—	—
General and administrative	703	—	—
Total compensation expense	$9,105	$—	$—

Stock Options
       The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2024	2,021,494	$6.26	2.20	$989
Granted	—	$—
Exercised	(366,671)	$3.52
Forfeited or canceled	(88,689)	$8.45
Balance, January 31, 2025	1,566,134	$6.78	1.48	$450
Vested and expected to vest	1,566,134	$6.78	1.48	$450
Exercisable at January 31, 2025	1,566,134	$6.78	1.48	$450
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2025. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.8 million, $6.3 million and $0.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	9,790,748	$7.54
Granted	8,797,252	$5.85
Vested and converted to shares	(5,437,573)	$7.46
Forfeited or canceled	(2,835,228)	$6.71
Balance, January 31, 2025	10,315,199	$6.37
The estimated weighted-average grant date fair value of restricted stock and RSUs granted was $5.85, $8.28, and $5.71 per share for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and RSUs vested was $40.6 million, $40.7 million, and $63.5 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Employee Stock Purchase Plan
The Company offers an ESPP to eligible employees. The ESPP allows employees to purchase shares of common stock at a 15% discount, based on the lower of the fair market value per share at the commencement of or completion of the offering period. Offering periods commence on the first trading day on or after March 15th and September 15th of each year, and end on the first trading day, approximately six months later.
In connection with the offering period which ended on March 15, 2024, 513,277 shares of common stock were purchased under the ESPP at a purchase price of $4.58 per share for total proceeds of $2.4 million. In connection with the offering period which ended on September 15, 2024, 292,160 shares of common stock were purchased under the ESPP at a purchase price of $4.58 per share for total proceeds of $1.3 million.

The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement of the offering period, were as follows:

	Fiscal year ended January 31,
	2025	2024	2023
Expected life (years)	0.50	0.50	0.50
Expected volatility	46.36% - 52.80%	55.12% - 76.43%	48.87% - 63.52%
Dividend yield	—%	—%	—%
Risk-free rate	4.55% - 5.38%	4.73% - 5.49%	0.86% - 3.78%
During the fiscal years ended January 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense associated with the ESPP of $1.4 million, $1.7 million and $1.5 million, respectively. As of January 31, 2025, total unrecognized compensation cost related to the ESPP was $0.2 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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
The following table summarizes the activity related to the Company’s PSUs:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	3,555,000	$5.98
Granted	—	$—
Vested	—	$—
Forfeited or canceled	(60,000)	$6.47
Balance as of January 31, 2025	3,495,000	$5.97
As of January 31, 2025, the market conditions accompanying the PSUs were not satisfied and therefore, no shares vested. During the fiscal years ended January 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense related to PSUs of approximately $8.3 million, $4.6 million and $2.9 million, respectively. As of January 31, 2025, the total unrecognized stock-based compensation expense related to unvested PSUs was $4.9 million, which will be amortized over a weighted-average remaining period of 0.98 years.
11. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Common Stock
As of January 31, 2025 and 2024, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2025, the Company had 26,017,782 shares of treasury stock carried at its cost basis of $130.3 million . As of January 31, 2024, the Company had 23,330,254 shares of treasury stock carried at its cost basis of $112.2 million.
Share Repurchase Program
 In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock. In September 2023, the Board of Directors authorized an additional $50.0 million to the share repurchase program. During the fiscal year ended January 31, 2025, 2,687,528 shares were purchased for a total cost of $18.1 million, excluding broker commissions. As of January 31, 2025, a total of 19,512,448 shares have been purchased for a total cost of $118.1 million since the commencement of the program, excluding broker commissions, and approximately $31.9 million remained available for future purchases.
In March 2025, the Board of Directors authorized an additional $50.0 million to the share repurchase program.
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
12. Debt
On March 11, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). In January 2021, the Company amended the Credit Agreement which modified the conditions pursuant to which subsidiaries are required to become guarantors. On December 22, 2022, the Company entered into a second amendment (“Amendment No. 2”) to the Credit Agreement, dated March 11, 2020, and on July 26, 2024, the Company entered into a third amendment ("Amendment No. 3") to the Credit Agreement collectively referred to as the Credit Facility. No significant debt issuance costs were incurred in association with Amendment No.2 and Amendment No.3.
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
        As of January 31, 2025, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.6 million available and $13.4 million in letters of credit allocated as security in connection with office space.
13. Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Domestic	$(33,349)	$(4,444)	$(66,194)
International	5,291	4,106	2,336
Loss from operations before income taxes	$(28,058)	$(338)	$(63,858)
The Company's provision for income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Current:
Federal	$(63)	$(43)	$(42)
State	(1,359)	(912)	(491)
International	(1,893)	(1,262)	(732)
Total current	(3,315)	(2,217)	(1,265)
Deferred:
Federal	2,378	(4)	(4)
State	1,007	(11)	(3)
International	40	(60)	(808)
Total deferred	3,425	(75)	(815)
Total benefit from (provision for) income taxes	$110	$(2,292)	$(2,080)
The Company’s current tax provision is primarily attributable to profitable jurisdictions outside of the United States (U.S.) and U.S. state income taxes due to limitations imposed on state operating loss ("NOLs") carryforwards and state margin tax. During the fiscal year ended January 31, 2025, the Company recorded a tax benefit of $3.4 million from a partial release of the valuation allowance in connection with the Acquisition. The net deferred tax liability from the Acquisition provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.

The Company reconciled its income taxes at the federal statutory income tax rate to the provision for income taxes included within its consolidated statements of operations and comprehensive loss. The Company elected to account for its Global Intangible Low-Taxed Income as an expense in the period it is incurred. The reconciliation is as follows:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
U.S. federal tax (provision) benefit at statutory rate	$5,892	$71	$13,410
State taxes, net of federal benefit	2,711	(1,286)	479
Foreign tax rate differential	(317)	(191)	(42)
Non-deductible expenses	(2,209)	(1,902)	(1,492)
R&D credit carryforward	3,725	15,656	—
Changes in valuation allowance	(2,133)	(13,913)	(4,399)
Rate change	(1)	386	62
Stock-based compensation	(758)	(1,593)	(2,500)
Net excess tax benefits (shortfalls) from stock-based compensation	(1,334)	213	(6,498)
Return to provision adjustment	(56)	(25)	235
Global intangible low-taxed income	(1,191)	—	(1,096)
Acquisition-related costs	(3,532)	—	—
Other, net	(687)	292	(239)
Total benefit from (provision for) income taxes	$110	$(2,292)	$(2,080)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The components of the Company's deferred income taxes were as follows:

	As of January 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$97,463	$109,415
Tax credit carryforwards	22,577	19,668
Stock-based compensation	5,905	3,329
Allowance for doubtful accounts	524	262
Operating lease liability	23,392	25,968
Accrued expenses	6,420	1,965
Unearned revenue	65	19
Property and equipment	199	—
Capitalized research & experimental expenditures	51,062	25,409
Intangible assets	—	10,803
Other	1,451	227
Total deferred tax assets	209,058	197,065
Less: valuation allowance	(171,650)	(169,517)
Deferred tax assets, net of valuation allowance	37,408	27,548
Deferred tax liabilities:
Property and equipment	—	(732)
Costs to obtain revenue contracts	(5,916)	(7,679)
Operating lease right-of-use assets	(16,638)	(18,573)
Intangible assets	(14,427)	—
Other	(533)	(700)
Total deferred tax liabilities	(37,514)	(27,684)
Net deferred tax liability	$(106)	$(136)
As of January 31, 2025, for federal income tax purposes, the Company had $321.2 million of gross U.S. federal NOL carryforwards, with pre-2018 NOLs expiring starting in fiscal 2036 with others indefinitely carried forward.
As of January 31, 2025, for state income tax purposes, the Company had $21.1 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal 2026 through fiscal 2045. As of January 31, 2025, the Company had $8.0 million of tax-effected foreign NOL carryforwards which expire starting in fiscal 2026.
As of January 31, 2025, for federal income tax purposes, the Company had $28.7 million of gross U.S. federal research and development tax credits carryforwards which expire starting in fiscal 2037.
Utilization of the Company’s NOLs and tax credit carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon local tax laws and regulations.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback, and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2025, the valuation allowance had a net increase of $2.1 million from approximately $169.5 million to $171.6 million, primarily due to increases in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses, and generation of U.S. research and development tax credits, then netted with the net deferred tax liability from the Acquisition and impact of NOLs utilized in the current period. During the fiscal year ended January 31, 2024, the valuation allowance increased $13.9 million from approximately $155.6 million to $169.5 million, primarily due to increases in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses, and generation of U.S. research and development tax credits, then netted with the impact of NOLs utilized in the current period.
The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries where the Company intends to reinvest such earnings indefinitely. During the current year, the Company changed its assertion with respect to certain subsidiaries' undistributed earnings; however, the Company does not expect any incremental U.S. income taxes or local withholding taxes. For the remaining subsidiaries that are permanently reinvested as of January 31, 2025, the Company's undistributed foreign earnings and unrecorded deferred income taxes are not material.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2025, 2024, and 2023 is as follows:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Beginning of period	$4,920	$—	$288
Tax positions taken in prior period
Gross increases	942	4,404	—
Gross decreases	—	—	(272)
Tax positions taken in current period
Gross increases	669	516	—
Currency translation effect	—	—	(16)
End of period	$6,531	$4,920	$—
During the fiscal year ended January 31, 2024, the Company completed an analysis of its historical U.S. research and development tax credits and recorded a corresponding increase in the uncertain tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within benefit from (provision for) income taxes. The Company did not recognize interest and penalties in fiscal years ended January 31, 2025 and 2024, and recognized insignificant amounts in fiscal 2023. As of January 31, 2025 and 2024, none of the accrued unrecognized tax benefits, if recognized, would increase the benefit from or reduce the (provision for) income taxes, respectively, or the Company's effective tax rate. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
14. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2025, the Company had $18.6 million of operating lease liabilities, current, $76.8 million of operating lease liabilities, non-current, $67.5 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 6.0%, as of January 31, 2025. During the fiscal year ended January 31, 2025, the Company paid $17.2 million for amounts included in the measurement of lease liabilities and obtained $0.4 million of operating lease right-of-use assets in exchange for lease obligations in connection with the Acquisition.
The following table summarizes the Company's lease expense for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Operating lease expense	$14,894	$15,637	$16,196
Short-term lease expense	748	709	792
Variable lease expense	9,696	10,082	9,550
Total lease expense	$25,338	$26,428	$26,538
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

The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2025, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2026	$19,201
2027	19,334
2028	19,431
2029	19,291
2030	17,336
2031 and thereafter	19,200
Total gross operating lease payments	113,793
Less: tenant allowances	—
Total net operating lease payments	113,793
Less: imputed interest	(18,380)
Total lease liabilities, reflecting the present value of net lease payments	$95,413
15. Commitments and Contingencies
Contractual Obligations
        The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Publisher Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2026 and 2035.
As of January 31, 2025, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2026	$19,201	$41,446
2027	19,334	20,924
2028	19,431	13,087
2029	19,291	16
2030	17,336	16
2031 and thereafter	19,200	64
Total	$113,793	$75,553
The Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period, as well as make payments up to $20.0 million related to an incentive pool. Payments can be settled in cash or shares at the Company's election and are estimated to occur in fiscal years 2026 and 2027. Additionally, as of January 31, 2025, the remaining escrow balance of $15.5 million, held as partial security for certain indemnification obligations, is expected to be released following the resolution of the related contingencies. See Note 4 "Business Combination" for additional information.
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
16. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,948)	$(2,630)	$(65,938)
Denominator:
Weighted-average common shares outstanding	126,850,809	124,056,949	125,250,723
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.02)	$(0.53)
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
Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2025	2024	2023
Options to purchase common stock	1,566,134	2,021,494	4,593,704
Restricted stock and restricted stock units	10,315,199	9,790,748	11,564,867
Shares estimated to be purchased under ESPP	366,055	487,529	517,140
Performance-based restricted stock units (1)	3,495,000	3,555,000	2,000,000
Total anti-dilutive common equivalent shares	15,742,388	15,854,771	18,675,711
(1) An additional 1.3 million shares of common stock may be awarded for certain PSUs based on the Company's total shareholder return ("TSR") relative to the TSR of companies in the S&P Software and Services Select Index over specified performance periods. See Note 10 "Stock-Based Compensation", for further discussion.
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

17. Segment Information
The Company operates as one operating segment for which the CODM uses consolidated net (loss) income to measure segment profit or loss. This measure of segment profit or loss is used by the CODM to allocate resources and assess performance. See Note 2 "Summary of Significant Accounting Policies" for more information about the Company's segment policy.
The following table is a summary of the significant expenses and consolidated net loss provided to the CODM:

	Fiscal year ended January 31,
(in thousands)	2025	2024	2023
Revenue	$420,957	$404,322	$400,850
Less:
Cost of revenue (1)	89,364	84,568	98,918
Sales and marketing (1)	149,390	163,763	188,518
Research and development (1)	64,319	60,691	54,502
General and administrative (1)	62,279	56,540	60,662
Other segment expenses (2)	83,553	41,390	64,188
Consolidated net loss	$(27,948)	$(2,630)	$(65,938)
(1) Excludes stock-based compensation expense, amortization of acquired intangibles and acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. The significant expense categories align with the information that is regularly provided to the CODM.
(2) Other segment expenses include stock-based compensation expense, amortization of acquired intangibles and acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. Other segment expenses also include interest (income) expense, net, benefit from (provision for) income taxes and other expense (income), net.
18. Subsequent Events
On February 7, 2025, the Company completed its acquisition of KabanaSoft, LLC, doing business as Places Scout (“Places Scout”), for a purchase price of $20.3 million in cash, subject to customary adjustments as set forth in the Unit Purchase Agreement. The acquisition strengthens Yext’s ability to provide best-in-class competitive intelligence, benchmarking, and AI-powered insights. In addition, subject to the terms of the Unit Purchase Agreement, the Company agreed to grant approximately $10.0 million of incentive equity, based on current trading prices of Yext’s common stock, to certain key employees of Places Scout. The Company is currently evaluating the impact of this acquisition on its consolidated financial statements.
On March 4, 2025 the Board of Directors authorized an additional $50.0 million to the share repurchase program.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In August 2024, we completed our acquisition of Hearsay. We accounted for this acquisition as a business combination. The scope of management's assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Hearsay. This exclusion is in accordance with the SEC staff's general guidance that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from the scope of management's assessment for one year from the date of acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2025.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, we concluded that as of January 31, 2025 we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 31, 2025, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Following the acquisition of Hearsay as noted above, we are in the process of reviewing the internal control structure of Hearsay and, if necessary, will make appropriate changes as we continue to integrate Hearsay into our overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On December 12, 2024, Michael Walrath, our Chief Executive Officer and Chairman of the Board of Directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. Mr. Walrath's trading arrangement provides for the sale of our common stock from time to time in the event certain price limits are met, of up to a total of 1,200,000 shares. The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are complete. During the three months ended January 31, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Revised Chief Executive Officer Compensation
On March 12, 2025, the compensation committee of our Board of Directors approved revised cash and equity compensation arrangements for Michael Walrath, our Chief Executive Officer and Chairman of the Board of Directors.
The cash compensation arrangements consist of (i) an annual base salary of $550,000 and (ii) a target annual cash incentive compensation of 100% of Mr. Walrath’s salary. Prior to these arrangements, Mr. Walrath did not receive a cash salary from the Company.
The equity compensation arrangements consist of (i) an award of 625,000 restricted stock units (the “RSUs”), and (ii) an award of 625,000 performance-based restricted stock units at target level of achievement (the “PSUs”) each pursuant to the Company’s 2016 Equity Incentive Plan. The grant of RSUs and PSUs are intended to supplement Mr. Walrath’s existing grants and incentivize and retain Mr. Walrath in his capacity as Chief Executive Officer.
The RSUs will be eligible to vest as to one-eighth on June 20, 2025, and quarterly thereafter on the Company’s quarterly vesting dates, subject to Mr. Walrath’s continued service through each vesting date.
The PSUs will be eligible to vest based upon achievement of a combination of performance as measured using a measurement in growth of our reported ARR and a “Rule of 40” summation of the percentage growth in our reported ARR and Adjusted EBITDA Margins over two performance periods, one for fiscal year 2026 and one for fiscal year 2027. 50% of the total target PSUs will be eligible to be earned in each performance period, and the maximum number of PSUs that may become eligible to vest in connection with achievement in excess of the target to be no more than 250% of the target number of PSUs. The PSUs that become eligible to vest with respect to a performance period will vest on March 20 following the end of that performance period, subject to Mr. Walrath’s continued service through that date.
In the case of a change of control, the greater of the target number of PSUs or the number of PSUs that would be eligible to vest based on pro-rated performance prior to the change of control with respect to each performance period not completed as of such time will become eligible to vest, and will vest on the scheduled vesting date, subject to Mr. Walrath’s continued service. Notwithstanding any service-based vesting terms, if Mr. Walrath’s employment is terminated as a result of his death or disability, a termination of Mr. Walrath’s employment by the Company other than for cause, or, following a change in control, a termination of Mr. Walrath’s employment by Mr. Walrath for good reason, Mr. Walrath will be eligible for acceleration of 100% of the then-unvested RSUs and 100% of the greater of the target number of PSUs or the number of PSUs that would be eligible to vest based on pro-rated performance prior to the termination with respect to each performance period not completed as of such time.
This summary is qualified in its entirety by the final terms set forth in the award agreement to Mr. Walrath under the Company’s 2016 Equity Incentive Plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors can be found under the caption “Directors and Corporate Governance – Board Composition” in our Proxy Statement and is incorporated herein by reference.
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
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and agents that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1. In addition, with regard to the Company's trading in its own securities, it is our policy to comply with the federal securities laws and the applicable NYSE listing standards.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws.	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate.	S-1/A	333-216642	4.1	3/28/2017
4.2	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					x
10.1#	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2#	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4#	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5#	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6#	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7#	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9#	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10#	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11#	Hearsay Social, Inc. 2019 Equity Incentive Plan.	S-8	333-281441	4.2	8/9/2024
10.12#	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38056	10.1	9/6/2023
10.13#	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.14#	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.15	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019

10.16	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.17	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.	10-K	001-38056	10.20	3/16/2021
10.18	Second Amendment to Credit Agreement, dated as of December 22, 2022, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	12/27/2022
10.19	Third Amendment to Credit Agreement, dated as of July 26, 2024, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	7/29/2024
10.20	Cooperation Agreement, dated September 30, 2022, by and among Yext, Inc., Lead Edge Public Fund, LP, Lead Edge Capital VI, LP, and Lead Edge Capital V, LP.	8-K	001-38056	10.1	10/4/2022
10.21#	Employment Agreement between Yext, Inc. and Michael Walrath.	8-K	001-38056	10.1	3/8/2022
10.22#	Form of Stand-Alone Inducement Restricted Stock Unit Agreement.	8-K	001-38056	10.2	3/8/2022
10.23#	Form of Performance-Based Restricted Stock Unit Agreement Under 2016 Equity Incentive Plan.	10-Q	001-38056	10.2	6/7/2023
10.24#	Letter Amendment to Employment Agreement between Yext, Inc. and Michael Walrath.	10-K	001-38056	10.24	3/13/2024
10.25#	Form of Restricted Stock Unit Agreement between Yext, Inc. and Michael Walrath.	10-K	001-38056	10.25	3/13/2024
19.1	Yext, Inc. Insider Trading Policy.					x
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
97.1#	Compensation Recovery Policy.	10-K	001-38056	97.1	3/13/2024

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2025 and 2024, (ii) Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2025, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 13, 2025	Yext, Inc.
	By:	/s/ Darryl Bond
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

Signature	Title	Date

/s/ Michael Walrath	Chief Executive Officer and Director	March 13, 2025
Michael Walrath	(Principal Executive Officer)

/s/ Darryl Bond	Chief Financial Officer	March 13, 2025
Darryl Bond	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Davis	Director	March 13, 2025
Mark Davis

/s/ Jesse Lipson	Director	March 13, 2025
Jesse Lipson

/s/ Andrew Sheehan	Director	March 13, 2025
Andrew Sheehan

/s/ Evan Skorpen	Director	March 13, 2025
Evan Skorpen

/s/ Hillary Smith	Director	March 13, 2025
Hillary Smith

/s/ Seth Waugh	Director	March 13, 2025
Seth Waugh