Form 10-Q
period 2025-04-30
Yext, Inc.
filed 2025-06-09
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 27, 2025, the registrant had 122,397,716 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “can,” “should,” “could,” “would,” “expect,” “possible,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•our future revenue, cost of revenue, operating expenses and cash flows;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•the effect of general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks and geopolitical events and shifts, including substantial changes in U.S. government policies, tariff and export restrictions, trade agreements and spending priorities on our business, operations, and financial results and the business and operations of our customers and potential customers;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$114,994	$123,133
Restricted cash, current	17,021	9,671
Accounts receivable, net of allowances of $1,966 and $2,014, respectively	71,464	112,942
Prepaid expenses and other current assets	23,113	18,094
Costs to obtain revenue contracts, current	20,386	21,961
Total current assets	246,978	285,801
Property and equipment, net	37,871	39,689
Operating lease right-of-use assets	65,903	67,452
Restricted cash, non-current	—	5,850
Costs to obtain revenue contracts, non-current	10,185	11,145
Goodwill	110,667	96,782
Intangible assets, net	97,250	94,247
Other long term assets	3,502	9,112
Total assets	$572,356	$610,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$72,364	$70,022
Unearned revenue, current	210,695	229,144
Operating lease liabilities, current	18,869	18,604
Contingent consideration, current	25,313	26,944
Total current liabilities	327,241	344,714
Operating lease liabilities, non-current	73,902	76,809
Contingent consideration, non-current	21,787	18,056
Other long term liabilities	7,401	17,306
Total liabilities	430,331	456,885
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2025 and January 31, 2025; zero shares issued and outstanding at April 30, 2025 and January 31, 2025	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2025 and January 31, 2025; 153,957,539 and 153,017,243 shares issued at April 30, 2025 and January 31, 2025, respectively; 123,466,124 and 126,999,461 shares outstanding at April 30, 2025 and January 31, 2025, respectively	154	153
Additional paid-in capital	1,009,084	996,477
Accumulated other comprehensive loss	(2,686)	(5,969)
Accumulated deficit	(706,350)	(707,120)
Treasury stock, at cost	(158,177)	(130,348)
Total stockholders’ equity	142,025	153,193
Total liabilities and stockholders’ equity	$572,356	$610,078
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2025	2024
Revenue	$109,483	$95,990
Cost of revenue	27,105	21,546
Gross profit	82,378	74,444
Operating expenses:
Sales and marketing	36,209	43,254
Research and development	21,896	17,059
General and administrative	23,155	19,557
Total operating expenses	81,260	79,870
Income (loss) from operations	1,118	(5,426)
Interest income	632	2,360
Interest expense	(642)	(392)
Other expense, net	(355)	(138)
Income (loss) from operations before income taxes	753	(3,596)
Benefit from (provision for) income taxes	17	(221)
Net income (loss)	$770	$(3,817)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.01	$(0.03)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	125,651,595	125,387,162
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	131,272,117	125,387,162

Other comprehensive income (loss):
Foreign currency translation adjustment	$3,283	$(417)
Unrealized loss on marketable securities, net	—	(8)
Total comprehensive income (loss)	$4,053	$(4,242)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended April 30, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
Exercise of stock options	32	—	118	—	—	—	118
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	541	1	(2,148)	—	—	—	(2,147)
Issuance of restricted stock	12	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	356	—	1,864	—	—	—	1,864
Stock-based compensation	—	—	12,773	—	—	—	12,773
Repurchase of common stock	(4,474)	—	—	—	—	(27,829)	(27,829)
Other comprehensive income	—	—	—	3,283	—	—	3,283
Net income	—	—	—	—	770	—	770
Balance, April 30, 2025	123,466	$154	$1,009,084	$(2,686)	$(706,350)	$(158,177)	$142,025

Three Months Ended April 30, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	93	—	283	—	—	—	283
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	636	1	(2,047)	—	—	—	(2,046)
Issuance of restricted stock	20	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	513	—	2,351	—	—	—	2,351
Stock-based compensation	—	—	12,154	—	—	—	12,154
Other comprehensive loss	—	—	—	(425)	—	—	(425)
Net loss	—	—	—	—	(3,817)	—	(3,817)
Balance, April 30, 2024	126,129	$149	$955,363	$(4,608)	$(682,989)	$(112,241)	$155,674
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2025	2024
Operating activities:
Net income (loss)	$770	$(3,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	6,855	2,963
Bad debt expense	286	28
Stock-based compensation expense	12,659	12,065
Amortization of operating lease right-of-use assets	2,315	2,110
Adjustments to contingent consideration	1,800	—
Other, net	432	366
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	43,140	54,316
Prepaid expenses and other current assets	(4,985)	(660)
Costs to obtain revenue contracts	3,234	4,270
Other long term assets	5,863	80
Accounts payable, accrued expenses and other current liabilities	834	(4,028)
Unearned revenue	(21,688)	(26,697)
Operating lease liabilities	(3,509)	(2,847)
Other long term liabilities	(10,281)	160
Net cash provided by operating activities	37,725	38,309
Investing activities:
Capital expenditures	(562)	(647)
Cash paid in acquisitions, net of cash acquired	(18,801)	—
Net cash used in investing activities	(19,363)	(647)
Financing activities:
Proceeds from exercise of stock options	118	283
Repurchase of common stock	(27,635)	—
Payments for taxes related to net share settlement of stock-based compensation awards	(2,137)	(2,039)
Payments of deferred financing costs	(59)	(338)
Proceeds, net from employee stock purchase plan withholdings	690	920
Net cash used in financing activities	(29,023)	(1,174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,022	(558)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,639)	35,930
Cash, cash equivalents and restricted cash at beginning of period	138,654	210,184
Cash, cash equivalents and restricted cash at end of period	$132,015	$246,114
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Three months ended April 30,
(in thousands)	2025	2024
Cash and cash equivalents	$114,994	$246,114
Restricted cash, current and non-current	17,021	—
Total cash, cash equivalents and restricted cash	$132,015	$246,114
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2026, for example, are to the fiscal year ending January 31, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2026, or any other period.
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
The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income (loss). See Note 4 "Business Combinations" for details.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. As of April 30, 2025 and January 31, 2025, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for three months ended April 30, 2025 and 2024, respectively.
Recent Accounting Pronouncements
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7% of the Company's total revenue for both the three months ended April 30, 2025 and 2024.
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

	Three months ended April 30,
(in thousands)	2025	2024
North America	$88,850	$75,357
International	20,633	20,633
Total revenue	$109,483	$95,990
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 81% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2025.
The Company's revenue attributable to the United States represented 79% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the three months ended April 30, 2024.

Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $1.1 million as of April 30, 2025 and $1.7 million as of January 31, 2025. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2025, unearned revenue, current was $210.7 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.4 million. Revenue recognized of $91.0 million during the three months ended April 30, 2025 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2025 and January 31, 2025, customer deposits of $1.4 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2025, the Company had $469.2 million of remaining performance obligations, of which $428.6 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2025, the Company had $490.1 million of remaining performance obligations.
4. Business Combinations
Hearsay Acquisition
On August 1, 2024, Yext completed its acquisition of Hearsay pursuant to an Agreement and Plan of Merger dated June 10, 2024. At the effective time of the acquisition, each outstanding share of Hearsay stock was canceled and converted to a right to receive cash consideration, and Hearsay became a wholly owned subsidiary of Yext. The acquisition is intended to produce an end-to-end digital presence platform, combining Yext’s digital presence management capabilities with Hearsay's compliant engagement solutions across social media, websites, text, and voice.
During the three months ended April 30, 2025, the Company finalized the accounting for its acquisition of Hearsay. The fair value of consideration transferred for Hearsay as of the acquisition date consisted of the following:

(in thousands)
Cash consideration and liabilities incurred	$132,462
Contingent consideration(1)	39,800
Fair value of outstanding employee awards assumed	7,825
Other transaction related payments(2)	640
Total consideration transferred	$180,727
(1)    Inclusive of $0.3 million measurement period adjustment recorded during the three months ended April 30, 2025.
(2)    Inclusive of post-closing adjustments of less than $0.1 million.
Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's condensed consolidated balance sheet at the acquisition date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its condensed consolidated balance sheet at the acquisition date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended April 30, 2025, interest expense of $0.5 million was recognized. As of April 30, 2025, the remaining amounts of $15.5 million held in escrow is estimated to be released during the fiscal year ended January 31, 2026.

The purchase price also includes $39.8 million of contingent consideration related to an earnout arrangement, inclusive of a $0.3 million measurement period adjustment recorded during the three months ended April 30, 2025 based on refined estimates. Under the terms of the earnout arrangement, the Company may be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain Annual Recurring Revenue ("ARR") milestones over a two-year period, which will end in September 2026. The portion of the earnout arrangement included within contingent consideration excludes amounts attributable to employees of Hearsay that held unvested awards as of the acquisition date, for which earnout payments are subjected to future service. Accordingly, these amounts represent compensation expense in the post-acquisition period. Payment of the earnout can be settled in cash or shares at the Company's election. The Company estimated the fair value of the contingent consideration as of the acquisition date. This estimate incorporated projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of the acquisition date are outlined below:

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
In addition, the Company recognized other transaction related payments of $0.6 million in the consideration which are comprised primarily of post-closing adjustments, including working capital.
The Company is also required to make additional payments related to a $20.0 million incentive pool that can be settled in cash or shares at the Company's election, shortly after the first anniversary of the acquisition date. Approximately $8.8 million of this pool is to be paid to Hearsay founders and early employees, and is not contingent on future service being provided. This amount was recognized immediately in the post-acquisition period in operating expenses, within general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive income (loss). The remaining amount of the incentive pool is allocated to employees generally subject to continued employment of one-year from the acquisition date. In addition, a transaction bonus of $1.5 million is payable to individuals determined by Hearsay and deemed to be compensation expense attributable to the post-acquisition period. Amounts attributable to the remaining incentive pool and transaction bonus will be expensed in the post-acquisition period over the requisite service period.
Acquisition-related costs related to Hearsay totaled $11.2 million. These costs were expensed as incurred and include $8.8 million related to the portion of the incentive pool attributable to Hearsay founders and early employees, as well as professional fees. Acquisition-related costs are presented within general and administrative expense in the Company's condensed consolidated statement of operations and comprehensive income (loss).

The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

(amounts in thousands)
Assets acquired:
Cash and cash equivalents	$26,362
Accounts receivable, net	5,619
Prepaid expenses and other current assets	2,454
Property and equipment, net	399
Operating lease right-of-use assets	414
Other long term assets (1)	5,942
Liabilities assumed:
Accounts payable, accrued expenses, and other current liabilities	(5,127)
Operating lease liabilities, current	(74)
Unearned revenue, current	(37,672)
Operating lease liabilities, non-current	(340)
Other long term liabilities (1)(2)	(11,340)
Identifiable intangible assets acquired (3)	101,850
Net assets acquired	$88,487
Goodwill	$92,240
Total consideration (4)(5)	$180,727
(1)    Other long term assets includes a $5.9 million indemnification asset, with the underlying indemnified liability of $6.2 million recorded within other long term liabilities.
(2)    Included within other long term liabilities is a deferred tax liability of $3.6 million.
(3)    Inclusive of measurement period adjustments of $0.7 million recorded during the three months ended April 30, 2025 .
(4)    Inclusive of post-closing adjustments of less than $0.1 million.
(5)    Inclusive of measurement period adjustments of $0.3 million related to contingent consideration recorded during the three months ended April 30, 2025
The Company determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. During the fiscal year ended January 31, 2025, the Company refined its estimates pertaining to the valuation of intangible assets which resulted in an increase of $9.9 million in intangible assets, a $1.7 million increase in deferred tax liabilities, as well as an increase to the useful life of customer relationships from 12 years to 13 years. During the three months ended April 30, 2025, the Company further refined its estimates in connection with finalizing its valuation of intangible assets. Additional measurement period adjustments were recorded resulting in an increase of $0.7 million in intangible assets and a $0.2 million increase in deferred tax liabilities. See Note 7 "Goodwill and Intangible Assets" for additional information.
Pursuant to the terms of the merger agreement, the Company was indemnified by the sellers for the pre-acquisition contingent liability assumed in the acquisition associated with the Canadian Good and Services Tax (“GST”) and Harmonized sales tax (“HST”) related to certain historical foreign sales transactions. The indemnification of the indirect tax liability is capped at $5.9 million and an escrow fund was established in the same amount. At the acquisition date, the associated indirect tax liability was recorded at the estimated fair value of $6.2 million within other long term liabilities, and the Company recorded an indemnification asset up to the amount of the escrow fund balance of $5.9 million. In October 2024, initial filings to settle this matter with the Canada Revenue Agency were initiated and to date, payments of $2.0 million have been made. During the three months ended April 30, 2025, the Company was notified by the Canada Revenue Agency that the matter was effectively settled, at which point the remaining indirect tax liability was released.
Goodwill represents the excess of the purchase consideration over the fair value of the underlying net identifiable assets and is attributable primarily to expected synergies and the assembled workforce of Hearsay. Goodwill is not deductible for income tax purposes.

Intangible Assets
The following table sets forth the amounts allocated to the intangible assets identified and their estimated useful lives as of the acquisition date:

Identifiable Intangible Assets Acquired	Fair Value (In thousands)	Estimated Useful Life (In years)	Classification of Amortization
Customer relationships	$76,200	13	Sales and marketing
Technology	24,800	3	Cost of revenue
Trademark	850	3	Sales and marketing
Total	$101,850
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
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of fiscal year 2024, nor are they indicative of future results of operations:

(in thousands)	Three months ended April 30,
2024
Revenue	$111,144
Net loss	$(8,685)
Places Scout Acquisition
On February 7, 2025, the Company completed its acquisition of KabanaSoft, LLC, doing business as Places Scout (“Places Scout”), for a purchase price of $20.3 million in cash, subject to customary adjustments as set forth in the Unit Purchase Agreement. The acquisition strengthens the Company's ability to provide best-in-class competitive intelligence, benchmarking, and AI-powered insights.
The preliminary purchase price of $20.3 million was allocated to intangible assets including technology and customer relationships, totaling $5.6 million and $0.9 million, respectively, and the remaining $13.8 million was allocated to goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The goodwill recognized is deductible for income tax purposes.
In connection with the acquisition, the Company also agreed to grant approximately $10.0 million of incentive equity awards to certain key employees of Places Scout. These awards are subject to continued employment and are expensed in the post-acquisition period over the requisite service period associated with the awards of two years.
Pro forma results of operations for this acquisition were not presented as the effects were not material to the Company's financial results.

5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	April 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$44,840	$—	$—	$44,840
Total marketable securities	$44,840	$—	$—	$44,840

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,371	$—	$—	$36,371
Total marketable securities	$36,371	$—	$—	$36,371
As of April 30, 2025 and January 31, 2025, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the three months ended April 30, 2025 and 2024, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive income (loss).
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2025 and January 31, 2025, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	April 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$44,840	$—	$—	$44,840
Total assets	$44,840	$—	$—	$44,840
Liabilities:
Contingent consideration(1)	$—	$—	$47,100	$47,100
Total liabilities	$—	$—	$47,100	$47,100
	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,371	$—	$—	$36,371
Total assets	$36,371	$—	$—	$36,371
Liabilities:
Contingent consideration	$—	$—	$45,000	$45,000
Total liabilities	$—	$—	$45,000	$45,000
(1)    As of April 30, 2025, contingent consideration includes $25.3 million classified as current and $21.8 million classified as non-current.
The Company’s cash equivalents and marketable securities for the periods presented were valued using quoted market prices and were classified as Level 1.
As of April 30, 2025, the Company measured its contingent consideration associated with the Hearsay acquisition, on a recurring basis using significant unobservable inputs, classified as Level 3.
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of contingent consideration using the Real Options Method that employs a Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded within general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of April 30, 2025 are outlined below:

Volatility	13.1%
Revenue beta	0.29
Expected timing of payment	FY 2026 - FY 2027
Discount rate	6.51% - 6.86%
A rollforward of the fair value of the contingent consideration liability for the three months ended April 30, 2025 is as follows:

(in thousands)
Balance as of January 31, 2025	$45,000
Measurement period adjustment	300
Change in fair value	1,800
Balance as of April 30, 2025	$47,100

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
During the three months ended April 30, 2025, the Company completed its acquisition of Places Scout and recorded additional measurement period adjustments related to the Hearsay acquisition, resulting in the following changes in the carrying amount of goodwill. See Note 4 "Business Combinations" for additional information.
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2025	$96,782
Goodwill acquired - Places Scout	13,801
Measurement period adjustments related to Hearsay acquisition	(189)
Effect of foreign currency translation on Goodwill acquired	273
Balance as of April 30, 2025	$110,667
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended April 30, 2025 and January 31, 2025. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Intangible Assets
The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from approximately 2 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets.
The Company determined that no events occurred or circumstances changed during the reporting periods ended April 30, 2025 and 2024 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $4.1 million and less than $0.1 million for the three months ended April 30, 2025 and 2024, respectively.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of April 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(226)	$139	5.8
Customer relationships (1)	77,100	(4,546)	72,554	12.1
Technology (2)	30,400	(6,480)	23,920	2.8
Trademarks (3)	850	(213)	637	2.3
Total as of April 30, 2025	$108,715	$(11,465)	$97,250	9.8

	As of January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(221)	$144	6.0
Customer relationships	76,200	(2,931)	73,269	12.5
Technology	24,200	(4,033)	20,167	2.5
Trademarks	800	(133)	667	2.5
Total as of January 31, 2025	$101,565	$(7,318)	$94,247	10.1
(1)    Includes amounts recognized in connection with the acquisitions of Hearsay and Places Scout of $76.2 million and $0.9 million, respectively.
(2)    Includes amounts recognized in connection with the acquisitions of Hearsay and Places Scout of $24.8 million and $5.6 million, respectively.
(3)    Includes amounts recognized in connection with the acquisition of Hearsay of $0.9 million.
8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Computer software	$24,296	$24,086
Office equipment	23,562	23,529
Furniture and fixtures	7,850	7,894
Leasehold improvements	60,296	59,944
Construction in progress	39	27
Software in progress	996	548
Total property and equipment, gross	117,039	116,028
Less: accumulated depreciation	(79,168)	(76,339)
Total property and equipment, net	$37,871	$39,689
As of April 30, 2025 and January 31, 2025, the Company's property and equipment, net attributable to the United States was 91% in both periods. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.7 million and $3.0 million for the three months ended April 30, 2025 and 2024, respectively.

9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Accounts payable	$6,887	$4,771
Accrued employee compensation (1)	24,827	29,153
Accrued Publisher Network fees	2,762	4,051
Accrued professional services and associated costs	2,724	3,131
Accrued employee stock purchase plan withholdings liability	391	1,565
Other current liabilities (2)(3)	34,773	27,351
Total accounts payable, accrued expenses and other current liabilities	$72,364	$70,022
(1)    As of April 30, 2025, accrued employee compensation included $8.9 million related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Hearsay acquisition.
(2)    As of April 30, 2025, other current liabilities included $15.5 million payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Hearsay acquisition.
(3)    As of April 30, 2025, other current liabilities included $8.8 million related to the incentive pool allocated to founders and early employees in connection with the Hearsay acquisition.
10. Stock-Based Compensation
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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended April 30,
(in thousands)	2025	2024
Equity classified awards:
Cost of revenue	$671	$688
Sales and marketing	2,411	2,751
Research and development	3,134	2,783
General and administrative	6,443	5,843
Total stock-based compensation expense	$12,659	$12,065
In addition, certain liability classified awards were granted in connection with the Hearsay acquisition and relate to portions of the incentive pool and earnout that generally vest over one year from the Hearsay acquisition date. These awards may be settled in cash or shares at the Company's election, and are measured at fair value at each reporting date based on their expected value, with compensation cost being recognized over the related service period. The corresponding liabilities associated with these awards are included within accounts payable, accrued expenses and other current liabilities, and other long term liabilities on the Company's condensed consolidated balance sheet depending on the estimated settlement date of the award. The following table summarizes the Company's compensation expense for liability classified awards for the periods presented:

	Three months ended April 30,
(in thousands)	2025	2024
Liability classified awards:
Cost of revenue	$491	$—
Sales and marketing	473	—
Research and development	687	—
General and administrative	181	—
Total compensation expense	$1,832	$—

Stock Options
The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2025	1,566,134	$6.78	1.48	$450
Granted	—	$—
Exercised	(32,325)	$3.64
Forfeited or canceled	(17,000)	$8.34
Balance, April 30, 2025	1,516,809	$6.82	1.23	$570
Vested and expected to vest	1,516,809	$6.82	1.23	$570
Exercisable, April 30, 2025	1,516,809	$6.82	1.23	$570
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	10,315,199	$6.37
Granted	2,731,998	$6.43
Vested and converted to shares	(887,298)	$6.95
Forfeited or canceled	(232,559)	$6.04
Balance, April 30, 2025	11,927,340	$6.35
Performance-Based Restricted Stock Units ("PSUs")
During the three months ended April 30, 2025, the Company granted 625,000 PSUs to an executive which vest over approximately a two-year period based upon continued service and the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics. The total number of shares that are eligible to vest ranges from 0% to 250% of the target PSUs.
The Company measures the fair value of PSUs on the grant date of the award, and stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. For PSUs with performance conditions, stock-based compensation is recognized when it becomes probable that the underlying performance targets will be achieved.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	3,495,000	$5.97
Granted	625,000	$6.14
Vested	—	$—
Forfeited or canceled	—	$—
Balance, April 30, 2025	4,120,000	$5.99
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
As of April 30, 2025, the Company was in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.8 million available and $13.2 million in letters of credit allocated as security in connection with office space.
On May 15, 2025, the Company entered into a credit agreement with funds and accounts managed by BlackRock as lenders, and Acquiom Agency Services LLC, as Administrative Agent (the “May 2025 Credit Agreement”), which provides for term loan facilities in aggregate principal amounts of up to $200.0 million with a maturity date of May 15, 2030. In connection with entry into the May 2025 Credit Agreement, the Company used a portion of the proceeds under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under its existing Credit Facility with SVB, which was then terminated. See Note 16 "Subsequent Events" for additional information.
12. Income Taxes
The Company calculates its year-to-date benefit from (provision for) income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period. During the three months ended April 30, 2025, the Company recorded a benefit from income taxes of less than $0.1 million, compared to an income tax provision of $0.2 million recorded for the three months ended April 30, 2024.
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
        As of April 30, 2025, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2026 (remainder of fiscal year)	$14,619	$34,150
2027	19,547	22,404
2028	19,639	13,225
2029	19,479	24
2030	17,357	17
2031 and thereafter	19,209	98
Total	$109,850	$69,918
In connection with the acquisition of Hearsay, the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period, as well as make payments up to $20.0 million related to an incentive pool. Payments can be settled in cash or shares at the Company's election and are estimated to occur in fiscal years 2026 and 2027. See Note 4 "Business Combinations" for additional information.
Additionally, as of April 30, 2025, escrow balances pertaining to the Hearsay acquisition of $15.5 million and Places Scout acquisition of $1.5 million, are expected to be released during fiscal year 2026 and 2027, respectively. These amounts are held as partial security for certain indemnification obligations, and will be released following the resolution of the related contingencies.
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

14. Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares using the treasury stock method or the if-converted method depending on the arrangement.
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$770	$(3,817)
Denominator:
Weighted-average common shares outstanding, basic	125,651,595	125,387,162
Dilutive effect of employee share-based awards	4,239,967	—
Dilutive effect of incentive pool	1,380,555	—
Weighted-average common shares outstanding, diluted	131,272,117	125,387,162
Net income (loss) Per Share:
Net income (loss) per share attributable to common stockholders, basic	$0.01	$(0.03)
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.03)
Since the Company was in a net loss position for the three months ended April 30, 2024, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of April 30,
	2025	2024
Options to purchase common stock	682,667	1,925,888
Restricted stock and restricted stock units	9,690,900	10,981,032
Shares estimated to be purchased under ESPP	—	428,757
Performance-based restricted stock units	1,390,000	3,555,000
Total anti-dilutive common equivalent shares	11,763,567	16,890,677
The Company uses the if-then converted method for calculating the potentially dilutive effects of the earnout arrangement and incentive pool entered into in connection with the acquisition of Hearsay. For the three months ended April 30, 2025 diluted net income per share excluded the effect of the earnout arrangement as it was anti-dilutive. See Note 4 "Business Combinations" for additional information related to the earnout and incentive pool.

15. Segment Information
The Company operates as one operating segment for which the CODM uses consolidated net income (loss) to measure segment profit or loss. This measure of segment profit or loss is used by the CODM to allocate resources and assess performance. See Note 2 "Summary of Significant Accounting Policies" for more information about the Company's segment policy.
The following table is a summary of the significant expenses and consolidated net income (loss) provided to the CODM:

	Three months ended April 30,
(in thousands)	2025	2024
Revenue	$109,483	$95,990
Less:
Cost of revenue (1)	23,460	20,858
Sales and marketing (1)	31,607	40,503
Research and development (1)	18,074	14,276
General and administrative (1)	14,376	13,714
Other segment expenses (2)	21,196	10,456
Consolidated net income (loss)	$770	$(3,817)
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
16. Subsequent Events
BlackRock Credit Agreement
On May 15, 2025 (the “Closing Date”), the Company entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100,000,000, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50,000,000 (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50,000,000 (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities”). The Term Loan Facilities mature on May 15, 2030. The Company will use the proceeds of the term loans made under the Initial Term Loan Facility (the “Initial Term Loans”) to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The proceeds of the term loans made under the Delayed Draw Term Loan Facility (the “Delayed Draw Term Loans”) may be used for general corporate purposes. The Company borrowed $100,000,000 of Initial Term Loans on the Closing Date. The Delayed Draw Term Loans may be borrowed by the Company, subject to the satisfaction of certain conditions, during the period from the Closing Date through November 15, 2026.
Under the May 2025 Credit Agreement, the Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR plus 5.25% (subject to a 1.00% floor). Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in arrears quarterly for Term Loans bearing interest at the base rate and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months) in the case of Term Loans bearing interest at the adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain subsidiaries of the Company and secured by a lien on substantially all of the property of the Company and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restricts the Company and its subsidiaries’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require the Company to maintain minimum qualified cash of at least $35,000,000 at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
In addition, the Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which the Company’s annualized recurring revenue is less than $350,000,000.
Termination of existing Credit Facility
On May 15, 2025, in connection with entry into the May 2025 Credit Agreement, the Company used a portion of the proceeds of the Initial Term Loans under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under its existing Credit Facility, which was then terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the Securities and Exchange Commission ("SEC") on March 13, 2025. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
In August 2024, we acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4 "Business Combinations" to our condensed consolidated financial statements for additional information.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2026, for example, are to the fiscal year ending January 31, 2026.
Macroeconomic Conditions
Our results of operations have been and may continue to be influenced by general macroeconomic conditions, including, but not limited to, the impact of foreign currency fluctuations, interest rates, inflation, recession risks, tariffs and other trade restrictions, geopolitical events and shifts, and changes in government administration policy positions. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. The extent to which such disruptions will continue in future periods remains uncertain, which has had and may continue to have an adverse impact on our financial condition and operating results in future periods. We continue to be committed to our business, the strength of our platform, our ability to continue to execute on our strategy, and our efforts to support our customers.
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

On May 15, 2025, we entered into a credit agreement with funds and accounts managed by BlackRock as lenders, and Acquiom Agency Services LLC, as Administrative Agent (the “May 2025 Credit Agreement”), which provides for term loan facilities in aggregate principal amounts of up to $200.0 million. In connection with entry into the May 2025 Credit Agreement, we used a portion of the proceeds under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under our existing credit facility with Silicon Valley Bank, which was then terminated. See Note 16 "Subsequent Events" to our condensed consolidated financial statements for additional information.

See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions and recent developments on our business.
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

The following table provides our ARR for the periods presented:

	April 30,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers(1)	$371,851	$312,060	$59,791	19%
Third-Party Reseller Customers	74,618	75,218	(600)	(1)%
Total Annual Recurring Revenue	$446,469	$387,278	$59,191	15%
(1)    ARR as of April 30, 2025, is inclusive of Hearsay's results.
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

The following table provides our dollar-based net retention rate for the periods presented:

	April 30,
	2025	2024
Direct Customers	95%	91%
Third-Party Reseller Customers	96%	92%
Total Customers	95%	91%
Dollar-Based Gross Retention Rate
We also evaluate our ability to retain customers and the ARR they generate for us over time, excluding the impact of expansion. We assess our performance in this area using a metric we refer to as dollar-based gross retention rate. We believe this metric provides insight into the stability of our customer base and our ability to deliver sustained value to customers independent of growth through expansion.
This metric is calculated by first determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer contraction and churn, and excludes customer expansion. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based gross retention rate.
The following table provides our dollar-based gross retention rate for the periods presented:

	April 30,
	2025	2024
Direct Customers	87%	83%
Third-Party Reseller Customers	88%	86%
Total Customers	87%	83%

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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Publisher Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, which includes amounts allocated based on employee headcount, as well as amounts related to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions and lease expenses associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes professional related costs and software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2025	2024
Revenue	$109,483	$95,990
Cost of revenue(1)	27,105	21,546
Gross profit	82,378	74,444
Operating expenses:
Sales and marketing(1)	36,209	43,254
Research and development(1)	21,896	17,059
General and administrative(1)	23,155	19,557
Total operating expenses	81,260	79,870
Income (loss) from operations	1,118	(5,426)
Interest income	632	2,360
Interest expense	(642)	(392)
Other expense, net	(355)	(138)
Income (loss) from operations before income taxes	753	(3,596)
Benefit from (provision for) income taxes	17	(221)
Net income (loss)	$770	$(3,817)
(1)See Note 10 "Stock-Based Compensation", to the condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2025	2024
Revenue	100%	100%
Cost of revenue	25	22
Gross profit	75.2	77.6
Operating expenses:
Sales and marketing	33	45
Research and development	20	18
General and administrative	21	20
Total operating expenses	74	83
Income (loss) from operations	1	(6)
Interest income	1	2
Interest expense	(1)	—
Other expense, net	—	—
Income (loss) from operations before income taxes	1	(4)
Benefit from (provision for) income taxes	—	—
Net income (loss)	1%	(4)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024
Revenue

	Three months ended April 30,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$109,483	$95,990	$13,493	14%
Cost of revenue	27,105	21,546	5,559	26%
Gross profit	$82,378	$74,444	$7,934	11%
Gross margin	75.2%	77.6%
Total revenue was $109.5 million for the three months ended April 30, 2025, compared to $96.0 million for the three months ended April 30, 2024, an increase of $13.5 million or 14%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. For both the three months ended April 30, 2025 and 2024, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%.
Revenue for the three months ended April 30, 2025, included a positive impact from foreign currency exchange rates of approximately $0.5 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended April 30,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$91,433	$77,435	$13,998	18%
Third-Party Reseller Customers	18,050	18,555	(505)	(3)%
Total Revenue	$109,483	$95,990	$13,493	14%
Revenue attributable to direct customers was $91.4 million for the three months ended April 30, 2025, compared to $77.4 million for the three months ended April 30, 2024, an increase of $14.0 million, or 18%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. Revenue attributable to third-party reseller customers was $18.1 million for the three months ended April 30, 2025, compared to $18.6 million for the three months ended April 30, 2024, a decrease of $0.5 million or 3%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $27.1 million for the three months ended April 30, 2025, compared to $21.5 million for the three months ended April 30, 2024, an increase of $5.6 million or 26%. The increase was primarily driven by a $2.4 million increase in amortization expense from acquired intangible assets largely related to the acquisition of Hearsay, as well as a $0.8 million increase in royalties and integration fees. In addition, personnel-related costs increased $0.9 million and professional related costs increased $0.4 million.
Gross margin was 75.2% for the three months ended April 30, 2025, compared to 77.6% for the three months ended April 30, 2024 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$36,209	$43,254	$(7,045)	(16)%
Research and development	$21,896	$17,059	$4,837	28%
General and administrative	$23,155	$19,557	$3,598	18%
Sales and marketing expense was $36.2 million for the three months ended April 30, 2025, compared to $43.3 million for the three months ended April 30, 2024, a decrease of $7.0 million or 16%. The decrease was primarily driven by personnel-related costs which decreased $4.1 million, reflecting lower headcount. In addition, conferences and events decreased $1.5 million, and advertising costs decreased $0.7 million. These decreases were offset by a $1.7 million increase in amortization expense related to acquired intangible assets primarily from the Hearsay acquisition.
Research and development expense was $21.9 million for the three months ended April 30, 2025, compared to $17.1 million for the three months ended April 30, 2024, an increase of $4.8 million or 28%. The increase was primarily driven by employee-related costs as personnel-related costs increased $3.2 million, reflecting higher headcount, and stock-based compensation expense increased $0.4 million.
General and administrative expense was $23.2 million for the three months ended April 30, 2025, compared to $19.6 million for the three months ended April 30, 2024, an increase of $3.6 million or 18%. The increase was primarily driven by changes in the fair value of contingent consideration pertaining to the Hearsay acquisition of $1.8 million recognized during the three months ended April 30, 2025. In addition, professional related costs increased $1.1 million and stock-based compensation expense increased $0.6 million mainly due to performance-based restricted stock units granted in fiscal year 2025.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our benefit from (provision for) income taxes.
Net Income (Loss)
Net income was $0.8 million and net loss was $3.8 million for the three months ended April 30, 2025 and 2024, respectively.
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
Beginning in fiscal year 2026, we utilize a projected tax rate of 23.5% in our computation of the non-GAAP income tax provision, which was updated from 25% in fiscal year 2025. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
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

We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged notwithstanding as no such acquisition-related activity had occurred. The following table reconciles our GAAP net income (loss) to non-GAAP net income (loss):

	Three months ended April 30,
(in thousands)	2025	2024
GAAP net income (loss)	$770	$(3,817)
Plus: Stock-based compensation expense	12,659	12,065
Plus: Acquisition-related costs	4,048	—
Plus: Amortization of acquired intangibles	4,141	—
Less: Tax adjustment(1)	(5,093)	(1,896)
Non-GAAP net income	$16,525	$6,352
(1)    For fiscal year 2026, we utilize a projected tax rate of 23.5% in our computation of the non-GAAP income tax provision.
The following table reconciles our GAAP net income (loss) to Adjusted EBITDA:

	Three months ended April 30,
(in thousands)	2025	2024
GAAP net income (loss)	$770	$(3,817)
Interest expense (income), net	10	(1,968)
(Benefit from) provision for income taxes	(17)	221
Depreciation and amortization	6,855	2,963
Other expense (income), net	355	138
Stock-based compensation expense	12,659	12,065
Acquisition-related costs	4,048	—
Adjusted EBITDA	$24,680	$9,602
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended April 30,
(in thousands)	2025	2024	Growth Rates
Revenue (GAAP)	$109,483	$95,990	14%
Effects of foreign currency rate fluctuations	(533)
Revenue on a constant currency basis (Non-GAAP)	$108,950		14%

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
The following table provides a reconciliation of GAAP Cash flow provided by (used in) operating activities to free cash flow:

	Three months ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$37,725	$38,309
Less: Capital expenditures inclusive of capitalized software development costs	(562)	(647)
Free cash flow	$37,163	$37,662
Operating cash flow margin	34%	40%
Free cash flow margin	34%	39%
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash and cash equivalents of $115.0 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
Silicon Valley Bank
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
As of April 30, 2025, we were in compliance with all debt covenants. As of such date, the $50.0 million revolving loan facility had $36.8 million available and $13.2 million in letters of credit allocated as security in connection with office space.
BlackRock
On May 15, 2025 we entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100,000,000, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50,000,000 (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50,000,000 (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities”). The Term Loan Facilities mature on May 15, 2030. We will use the proceeds of the term loans made under the Initial Term Loan Facility (the “Initial Term Loans”) to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The proceeds of the term loans made under the Delayed Draw Term Loan Facility (the “Delayed Draw Term Loans”) may be used for general corporate purposes. We borrowed $100,000,000 of Initial Term Loans on the Closing Date. The Delayed Draw Term Loans may be borrowed by us, subject to the satisfaction of certain conditions, during the period from the Closing Date through November 15, 2026.
Under the May 2025 Credit Agreement, the Term Loan Facilities bear interest, at our option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR plus 5.25% (subject to a 1.00% floor). Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in arrears quarterly for Term Loans bearing interest at the base rate and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months) in the case of Term Loans bearing interest at the adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain subsidiaries and secured by a lien on substantially all of our property and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restricts our and our subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require us to maintain minimum qualified cash of at least $35,000,000 at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
In addition, the Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which our annualized recurring revenue is less than $350,000,000.
Termination of SVB Credit Facility
On May 15, 2025, in connection with entry into the May 2025 Credit Agreement, we used a portion of the proceeds of the Initial Term Loans under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under our existing Credit Facility which was then terminated.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the three months ended April 30, 2025, 4,473,633 shares were purchased and as of April 30, 2025, approximately $54.2 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.

Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$37,725	$38,309
Net cash used in investing activities	$(19,363)	$(647)
Net cash used in financing activities	$(29,023)	$(1,174)
Operating Activities
Net cash provided by operating activities of $37.7 million for the three months ended April 30, 2025 reflected our net income of $0.8 million, adjusted by non-cash charges including stock-based compensation expense of $12.7 million, depreciation and amortization expense of $6.9 million, including $4.1 million related to the amortization of acquired intangibles, as well as $2.3 million related to the amortization of operating lease right-of-use assets and $1.8 million related to adjustments in contingent consideration. In addition, there were positive adjustments resulting from changes in accounts receivable of $43.1 million, mainly due to the timing of billing and cash collections during the period, as well as changes in other long term assets of $5.9 million, costs to obtain revenue contracts of $3.2 million and $0.8 million in accounts payable, accrued expenses and other current liabilities. These increases were offset by changes in unearned revenue of $21.7 million, other long term liabilities of $10.3 million, prepaid expenses and other current assets of $5.0 million and operating lease liabilities of $3.5 million.
Net cash provided by operating activities of $38.3 million for the three months ended April 30, 2024 reflected our net loss of $3.8 million, adjusted by non-cash charges including stock-based compensation expense of $12.1 million, depreciation and amortization expense of $3.0 million, and amortization of operating lease right-of-use assets of $2.1 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $54.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $4.3 million. These increases were offset by changes in unearned revenue of $26.7 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $4.0 million, and operating lease liabilities of $2.8 million.
Investing Activities
Net cash used in investing activities of $19.4 million for the three months ended April 30, 2025 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $0.6 million.
Net cash used in investing activities of $0.6 million for the three months ended April 30, 2024 reflected capital expenditures.
Financing Activities
Net cash used in financing activities of $29.0 million for the three months ended April 30, 2025 was primarily related to cash outflows of $27.6 million associated with repurchases of common stock as part of our share repurchase program, as well as $2.1 million associated with payments for taxes related to the net share settlement of stock-based compensation awards.
Net cash used in financing activities of $1.2 million for the three months ended April 30, 2024 was primarily related to $2.0 million in cash outflows associated with payments for taxes related to the net share settlement of stock-based compensation awards. This was offset by net proceeds from employee stock purchase plan withholdings of $0.9 million.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2025 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of April 30, 2025, we had cash and cash equivalents of $115.0 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2025.
Changes in Internal Control over Financial Reporting
Following the acquisition of Hearsay in August 2024, we are in the process of reviewing the internal control structure of Hearsay and, if necessary, will make appropriate changes as we continue to integrate Hearsay into our overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Adverse economic conditions including inflation, trade disputes, or reduced technology spending may adversely impact our business.
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
We experienced declines in our revenue growth in recent years, including revenue growth rates of 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025. While total revenue increased by 14% from the three months ended April 30, 2024 to the three months ended April 30, 2025, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise slightly declined year-over-year in the same period. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
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
While we generated net income of $0.8 million for the three months ended April 30, 2025, we generated net losses of $27.9 million, $2.6 million, and $65.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of April 30, 2025, we had an accumulated deficit of $706.4 million, reflecting our losses recognized historically on a GAAP basis. While we have historically recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, on August 1, 2024, we completed our acquisition of Hearsay, and on February 7, 2025, we completed the acquisition of KabanaSoft, LLC d/b/a Places Scout. We are currently in the process of integrating each business into Yext. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
We may be unable to fully capture the expected value from strategic acquisitions.
Although we have previously acquired businesses, we have limited acquisition experience. As part of our business strategy, we have in the past acquired, and may continue to acquire, other businesses and technologies. Our acquisitions may require substantial integration and management efforts. Successfully realizing the benefits of these acquisitions involves a number of risks, including:
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
As a result of these and other risks, we may not realize the anticipated benefits from our acquisitions, divestitures, and other strategic transactions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies or disaggregate divested businesses and technologies could seriously harm our business.
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
As a result of changes to our platform and our sales model, including as a result of our recent strategic acquisitions, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. The dynamic nature of our business and our industry may make it difficult to evaluate our current business and future prospects, and as a result our historical performance should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. In addition, the duration and extent of the impact of volatile macroeconomic conditions on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
For the fiscal years ended January 31, 2025, 2024 and 2023, the aggregate of our top five customers accounted for approximately 8%, 8% and 9%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has since been realized primarily in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense and intercompany transactions including loans denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. For example, a significant portion of our international revenue is derived from Europe including the United Kingdom. Our revenues and cash flows from these regions may be adversely affected as a result of weakness in the Euro or British Pound. Recent trade disputes and policy announcements have resulted in increased volatility in foreign exchange rates. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although in the future we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.
Our credit agreement may limit our operating flexibility or otherwise adversely affect our business.
Our credit agreement contains restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, acquire other companies or consummate certain changes of control, pay dividends or repurchase Yext stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the required lenders and administrative agent under the credit agreement or terminate the credit agreement. Our inability to engage in such actions could limit our operating flexibility and prohibit us from taking certain actions that might be beneficial to our business. In addition, our obligations under the credit agreement are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. Our credit agreement also requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to comply with these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or comply with the covenants in our credit agreement could result in the acceleration of the obligations thereunder and could adversely affect our business.
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
For example, the European Union has enacted legislation, the AI Act, which entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in the EU market. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. There is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” or “unacceptable” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the European Union and member state authorities. This regulatory framework is expected to have a material impact on AI regulation in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation covering the deployment and regulation of AI technology, or otherwise imposing obligations in connection with the use of AI.
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
Our business activities are subject to various restrictions under U.S. export and import controls and trade and economic sanctions laws and regulations, including U.S. customs regulations, the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Departments Office of Foreign Assets Control. U.S. export control and U.S. economic sanctions laws and regulations include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, their governments, and prohibited or restricted persons and entities and also require authorization for the export of certain items including encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws and regulations that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Additionally, although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our platform to persons prohibited by U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products or in our decreased ability to export or sell our products to existing or potential customers with international operations. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries have continued to impose wider sanctions. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business. Violations of export and import laws and regulations and economic sanctions could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of April 30, 2025, we repurchased 23,986,081 shares for $145.8 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the three months ended April 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2025 - February 28, 2025	575,658	$6.59	575,658	$28.2
March 1, 2025 - March 31, 2025	1,405,917	$6.29	1,405,917	$69.3
April 1, 2025 - April 30, 2025	2,492,058	$6.06	2,492,058	$54.2
Total	4,473,633		4,473,633
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended April 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
10.1*	Unit Purchase Agreement among Yext, Inc., KabanaSoft, LLC, the Sellers and the Seller Representative, dated as of February 7, 2025.	8-K	001-38056	10.1	2/10/2025
10.2*	Credit Agreement, dated May 15, 2025, by and among the Yext, Inc., a Delaware corporation, the lenders from time to time party thereto and Acquiom Agency Services LLC, as Administrative Agent.	8-K	001-38056	10.1	5/21/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2025 and January 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three months ended April 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

Date: June 9, 2025	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)