Form 10-Q
period 2025-07-31
Yext, Inc.
filed 2025-09-08
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 20, 2025, the registrant had 123,236,797 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “can,” “should,” “could,” “would,” “expect,” “possible,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•any statement regarding our consideration or the success of the proposal to acquire Yext by Michael Walrath or any alternative proposals, including the expected timetable for a Special Committee of our Board of Director’s review, evaluation, negotiation and recommendation to our Board of Directors regarding the proposal, the expected timetable or ability to complete any proposed acquisition, or the expected benefits of any proposed acquisition;
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
•our beliefs, objectives and strategies for future operations, including introduction of new products such as Scout, plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•effects of current and prospective acquisitions and the integrations thereof, including that of our recent acquisitions such as KabanaSoft, LLC, doing business as Places Scout. (“Places Scout”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$178,761	$123,133
Restricted cash, current	17,021	9,671
Accounts receivable, net of allowances of $1,740 and $2,014, respectively	66,404	112,942
Prepaid expenses and other current assets	20,125	18,094
Costs to obtain revenue contracts, current	18,042	21,961
Total current assets	300,353	285,801
Property and equipment, net	35,722	39,689
Operating lease right-of-use assets	61,188	67,452
Restricted cash, non-current	13,756	5,850
Costs to obtain revenue contracts, non-current	8,742	11,145
Goodwill	110,686	96,782
Intangible assets, net	93,211	94,247
Other long term assets	2,508	9,112
Total assets	$626,166	$610,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$72,514	$70,022
Unearned revenue, current	185,592	229,144
Operating lease liabilities, current	18,337	18,604
Contingent consideration, current	9,654	26,944
Total current liabilities	286,097	344,714
Operating lease liabilities, non-current	68,557	76,809
Contingent consideration, non-current	14,046	18,056
Long term debt, net	98,281	—
Other long term liabilities	6,656	17,306
Total liabilities	473,637	456,885
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2025 and January 31, 2025; zero shares issued and outstanding at July 31, 2025 and January 31, 2025	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2025 and January 31, 2025; 155,983,811 and 153,017,243 shares issued at July 31, 2025 and January 31, 2025, respectively; 123,125,709 and 126,999,461 shares outstanding at July 31, 2025 and January 31, 2025, respectively	156	153
Additional paid-in capital	1,010,599	996,477
Accumulated other comprehensive loss	(2,674)	(5,969)
Accumulated deficit	(679,599)	(707,120)
Treasury stock, at cost	(175,953)	(130,348)
Total stockholders’ equity	152,529	153,193
Total liabilities and stockholders’ equity	$626,166	$610,078
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenue	$113,094	$97,887	$222,577	$193,877
Cost of revenue	28,060	22,293	55,165	43,839
Gross profit	85,034	75,594	167,412	150,038
Operating expenses:
Sales and marketing	32,069	41,957	68,278	85,211
Research and development	23,352	18,580	45,248	35,639
General and administrative	(61)	22,623	23,094	42,180
Total operating expenses	55,360	83,160	136,620	163,030
Income (loss) from operations	29,674	(7,566)	30,792	(12,992)
Interest income	1,179	2,395	1,811	4,755
Interest expense	(2,277)	(124)	(2,919)	(516)
Other expense, net	(45)	(204)	(400)	(342)
Income (loss) from operations before income taxes	28,531	(5,499)	29,284	(9,095)
(Provision for) benefit from income taxes	(1,780)	1,442	(1,763)	1,221
Net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)

Net income (loss) per share attributable to common stockholders, basic	$0.22	$(0.03)	$0.22	$(0.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.03)	$0.05	$(0.06)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	122,854,629	126,535,481	124,229,932	125,967,631
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	130,800,808	126,535,481	131,013,284	125,967,631

Other comprehensive income (loss):
Foreign currency translation adjustment	$21	$237	$3,304	$(180)
Unrealized (loss) gain on marketable securities, net	(9)	12	(9)	4
Total comprehensive income (loss)	$26,763	$(3,808)	$30,816	$(8,050)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended July 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2025	123,466	$154	$1,009,084	$(2,686)	$(706,350)	$(158,177)	$142,025
Exercise of stock options	55	—	321	—	—	—	321
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,916	2	(11,856)	—	—	—	(11,854)
Issuance of restricted stock	55	—	—	—	—	—	—
Stock-based compensation	—	—	13,050	—	—	—	13,050
Repurchase of common stock	(2,366)	—	—	—	—	(17,776)	(17,776)
Other comprehensive income	—	—	—	12	—	—	12
Net income	—	—	—	—	26,751	—	26,751
Balance, July 31, 2025	123,126	$156	$1,010,599	$(2,674)	$(679,599)	$(175,953)	$152,529

Three Months Ended July 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2024	126,129	$149	$955,363	$(4,608)	$(682,989)	$(112,241)	$155,674
Exercise of stock options	166	—	508	—	—	—	508
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	775	1	(1,741)	—	—	—	(1,740)
Issuance of restricted stock	118	—	—	—	—	—	—
Stock-based compensation	—	—	12,420	—	—	—	12,420
Repurchase of common stock	(43)	—	—	—	—	(251)	(251)
Other comprehensive income	—	—	—	249	—	—	249
Net loss	—	—	—	—	(4,057)	—	(4,057)
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Six Months Ended July 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
Exercise of stock options	87	—	439	—	—	—	439
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,457	3	(14,004)	—	—	—	(14,001)
Issuance of restricted stock	67	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	356	—	1,864	—	—	—	1,864
Stock-based compensation	—	—	25,823	—	—	—	25,823
Repurchase of common stock	(6,840)	—	—	—	—	(45,605)	(45,605)
Other comprehensive income	—	—	—	3,295	—	—	3,295
Net income	—	—	—	—	27,521	—	27,521
Balance, July 31, 2025	123,126	$156	$1,010,599	$(2,674)	$(679,599)	$(175,953)	$152,529

Six Months Ended July 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	259	—	791	—	—	—	791
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,411	2	(3,788)	—	—	—	(3,786)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	513	—	2,351	—	—	—	2,351
Stock-based compensation	—	—	24,574	—	—	—	24,574
Repurchase of common stock	(43)	—	—	—	—	(251)	(251)
Other comprehensive loss	—	—	—	(176)	—	—	(176)
Net loss	—	—	—	—	(7,874)	—	(7,874)
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2025	2024
Operating activities:
Net income (loss)	$27,521	$(7,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,643	5,814
Bad debt expense	953	363
Stock-based compensation expense	25,621	24,398
Amortization of operating lease right-of-use assets	4,683	4,265
Adjustments to contingent consideration	(21,600)	—
Other, net	664	481
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	47,282	62,021
Prepaid expenses and other current assets	(2,017)	(3,231)
Costs to obtain revenue contracts	7,004	7,619
Other long term assets	6,847	215
Accounts payable, accrued expenses and other current liabilities	65	(4,649)
Unearned revenue	(46,452)	(56,370)
Operating lease liabilities	(7,022)	(5,742)
Other long term liabilities	(11,060)	350
Net cash provided by operating activities	46,132	27,660
Investing activities:
Capital expenditures	(1,135)	(1,192)
Cash paid in acquisitions, net of cash acquired	(18,801)	—
Net cash used in investing activities	(19,936)	(1,192)
Financing activities:
Proceeds from exercise of stock options	439	791
Proceeds from debt issuance	99,000	—
Repurchase of common stock	(45,380)	(201)
Payments for taxes related to net share settlement of stock-based compensation awards	(14,002)	(3,781)
Payments of deferred financing costs	(877)	(659)
Proceeds, net from employee stock purchase plan withholdings	1,568	1,842
Net cash provided by (used in) financing activities	40,748	(2,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,940	179
Net increase in cash, cash equivalents and restricted cash	70,884	24,639
Cash, cash equivalents and restricted cash at beginning of period	138,654	210,184
Cash, cash equivalents and restricted cash at end of period	$209,538	$234,823
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Six months ended July 31,
(in thousands)	2025	2024
Cash and cash equivalents	$178,761	$234,823
Restricted cash, current and non-current	30,777	—
Total cash, cash equivalents and restricted cash	$209,538	$234,823
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results for the six months ended July 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2026, or any other period.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. As of July 31, 2025 and January 31, 2025, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for six months ended July 31, 2025 and 2024, respectively.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 7% of the Company's total revenue for both of the six months ended July 31, 2025 and 2024, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
North America	$91,012	$76,823	$179,862	$152,180
International	22,082	21,064	42,715	41,697
Total revenue	$113,094	$97,887	$222,577	$193,877
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 81% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2025.
The Company's revenue attributable to the United States represented 78% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 20% of total revenue, and no other individual country represented more than 10% of total revenue for the six months ended July 31, 2024.

Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $1.0 million as of July 31, 2025 and $1.7 million as of January 31, 2025. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2025, unearned revenue, current was $185.6 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.5 million. Revenue recognized of $158.0 million during the six months ended July 31, 2025 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2025 and January 31, 2025, customer deposits of $0.8 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2025, the Company had $445.0 million of remaining performance obligations, of which $407.2 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2025, the Company had $490.1 million of remaining performance obligations.
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
Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's condensed consolidated balance sheet at the acquisition date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its condensed consolidated balance sheet at the acquisition date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended April 30, 2025 interest expense of $0.5 million was recognized, which encompassed all remaining accretion. As of July 31, 2025, the remaining amounts of $15.5 million held in escrow is estimated to be released during the fiscal year ended January 31, 2026.

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
The Company is also required to make additional payments related to a $20.0 million incentive pool that can be settled in cash or shares at the Company's election, shortly after the first anniversary of the acquisition date. Approximately $8.8 million of this pool is to be paid to Hearsay founders and early employees, and is not contingent on future service being provided. This amount was recognized immediately in the post-acquisition period in operating expenses, within general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive income (loss). The remaining amount of the incentive pool is allocated to employees generally subject to continued employment of one-year from the acquisition date. In addition, a transaction bonus of $1.5 million is payable to individuals determined by Hearsay and deemed to be compensation expense attributable to the post-acquisition period. Amounts attributable to the remaining incentive pool and transaction bonus will be expensed in the post-acquisition period over the requisite service period. As of September 1, 2025, all remaining payments related to the incentive pool were settled in cash for $18.2 million. In aggregate, incentive pool payments totaled $19.9 million, with forfeitures amounting to $0.1 million.
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
(3)    Inclusive of measurement period adjustments of $0.7 million recorded during the three months ended April 30, 2025.
(4)    Inclusive of post-closing adjustments of less than $0.1 million.
(5)    Inclusive of measurement period adjustments of $0.3 million related to contingent consideration recorded during the three months ended April 30, 2025.
The Company determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. During the fiscal year ended January 31, 2025, the Company refined its estimates pertaining to the valuation of intangible assets which resulted in an increase of $9.9 million in intangible assets, a $1.7 million increase in deferred tax liabilities, as well as an increase to the useful life of customer relationships from 12 years to 13 years. During the three months ended April 30, 2025, the Company further refined its estimates in connection with finalizing its valuation of intangible assets. Additional measurement period adjustments were recorded resulting in an increase of $0.7 million in intangible assets and a $0.2 million increase in deferred tax liabilities. See Note 7 "Goodwill and Intangible Assets" for additional information.
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
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of fiscal year 2024, nor are they indicative of future results of operations:

(in thousands)	Three months ended July 31,	Six months ended July 31,
	2024	2024
Revenue	$113,905	$225,049
Net loss	$(11,863)	$(20,548)
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

5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	July 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$47,350	$—	$—	$47,350
Commercial paper	29,895	—	(6)	29,889
U.S. treasury securities	29,871	—	(3)	29,868
Total marketable securities	$107,116	$—	$(9)	$107,107

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,371	$—	$—	$36,371
Total marketable securities	$36,371	$—	$—	$36,371
As of July 31, 2025 and January 31, 2025, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the six months ended July 31, 2025 and 2024, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive income (loss).
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2025 and January 31, 2025, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	July 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$47,350	$—	$—	$47,350
Commercial paper	—	29,889	—	29,889
U.S. treasury securities	—	29,868	—	29,868
Total assets	$47,350	$59,757	$—	$107,107
Liabilities:
Contingent consideration(1)	$—	$—	$23,700	$23,700
Total liabilities	$—	$—	$23,700	$23,700
	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,371	$—	$—	$36,371
Total assets	$36,371	$—	$—	$36,371
Liabilities:
Contingent consideration	$—	$—	$45,000	$45,000
Total liabilities	$—	$—	$45,000	$45,000
(1)    As of July 31, 2025, contingent consideration includes $9.7 million classified as current and $14.0 million classified as non-current.
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
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of July 31, 2025 are outlined below:

Volatility	13.5%
Revenue beta	0.28
Expected timing of payment	FY 2026 - FY 2027
Discount rate	9.31% - 9.34%

A rollforward of the fair value of the contingent consideration liability for the six months ended July 31, 2025 is as follows:

(in thousands)
Balance as of January 31, 2025	$45,000
Measurement period adjustment	300
Change in fair value (1)	(21,600)
Balance as of July 31, 2025	$23,700
(1)    Changes in fair value during the six months ended July 31, 2025, were primarily driven by a decline in the estimated achievement of the defined milestones.
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
On February 7, 2025, the Company completed its acquisition of Places Scout and during the three months ended April 30, 2025, the Company recorded additional measurement period adjustments upon finalizing the accounting for its acquisition of Hearsay, which resulted in the following changes in the carrying amount of goodwill. See Note 4 "Business Combinations" for additional information.
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2025	$96,782
Goodwill acquired - Places Scout	13,801
Measurement period adjustments related to Hearsay acquisition	(189)
Effect of foreign currency translation on Goodwill acquired	292
Balance as of July 31, 2025	$110,686
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended July 31, 2025 and January 31, 2025. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended July 31, 2025 and 2024 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $4.0 million and $8.2 million for the three and six months ended July 31, 2025, respectively and less than $0.1 million for the three and six months ended July 31, 2024.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of July 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(232)	$133	5.6
Customer relationships (1)	77,100	(6,162)	70,938	11.9
Technology (2)	30,400	(8,827)	21,573	2.6
Trademarks (3)	850	(283)	567	2.0
Total as of July 31, 2025	$108,715	$(15,504)	$93,211	9.7

	As of January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(221)	$144	6.0
Customer relationships	76,200	(2,931)	73,269	12.5
Technology	24,200	(4,033)	20,167	2.5
Trademarks	800	(133)	667	2.5
Total as of January 31, 2025	$101,565	$(7,318)	$94,247	10.1
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
8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Computer software	$25,486	$24,086
Office equipment	23,611	23,529
Furniture and fixtures	7,827	7,894
Leasehold improvements	60,273	59,944
Construction in progress	17	27
Software in progress	352	548
Total property and equipment, gross	117,566	116,028
Less: accumulated depreciation	(81,844)	(76,339)
Total property and equipment, net	$35,722	$39,689
As of July 31, 2025 and January 31, 2025, the Company's property and equipment, net attributable to the United States was 92% and 91%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.7 million and $5.5 million for the three and six months ended July 31, 2025, respectively, and $2.9 million and $5.8 million for the three and six months ended July 31, 2024, respectively.

9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Accounts payable	$7,489	$4,771
Accrued employee compensation (1)	23,892	29,153
Accrued Publisher Network fees	2,789	4,051
Accrued professional services and associated costs	2,455	3,131
Accrued employee stock purchase plan withholdings liability	1,269	1,565
Other current liabilities (2)(3)	34,620	27,351
Total accounts payable, accrued expenses and other current liabilities	$72,514	$70,022
(1)    As of July 31, 2025 and January 31, 2025, accrued employee compensation included $9.7 million and $8.6 million, respectively, related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Hearsay acquisition.
(2)    As of July 31, 2025 and January 31, 2025, other current liabilities included $15.5 million and $9.7 million, respectively, payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Hearsay acquisition.
(3)    As of July 31, 2025 and January 31, 2025, other current liabilities included $8.8 million related to the incentive pool allocated to founders and early employees in connection with the Hearsay acquisition.
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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Equity classified awards:
Cost of revenue	$729	$698	$1,400	$1,386
Sales and marketing	704	3,155	3,115	5,906
Research and development	3,818	2,607	6,952	5,390
General and administrative	7,711	5,873	14,154	11,716
Total stock-based compensation expense	$12,962	$12,333	$25,621	$24,398
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Liability classified awards:
Cost of revenue	$225	$—	$716	$—
Sales and marketing	100	—	573	—
Research and development	514	—	1,201	—
General and administrative	54	—	235	—
Total compensation expense	$893	$—	$2,725	$—

Stock Options
The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2025	1,566,134	$6.78	1.48	$450
Granted	—	$—
Exercised	(87,325)	$5.03
Forfeited or canceled	(45,600)	$10.83
Balance, July 31, 2025	1,433,209	$6.75	0.97	$2,044
Vested and expected to vest	1,433,209	$6.75	0.97	$2,044
Exercisable, July 31, 2025	1,433,209	$6.75	0.97	$2,044
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	10,315,199	$6.37
Granted	5,428,891	$7.59
Vested and converted to shares	(3,958,322)	$6.12
Forfeited or canceled	(1,495,080)	$6.53
Balance, July 31, 2025	10,290,688	$7.09
Performance-Based Restricted Stock Units ("PSUs")
During the six months ended July 31, 2025, the Company granted 995,000 PSUs to certain executives which vest over approximately a two-year period based upon continued service and the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics. The total number of shares that are eligible to vest ranges from 0% to 250% of the target PSUs.
The Company measures the fair value of PSUs on the grant date of the award, and stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. For PSUs with performance conditions, stock-based compensation is recognized when it becomes probable that the underlying performance targets will be achieved.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	3,495,000	$5.97
Granted	995,000	$7.13
Vested	(391,875)	$5.69
Forfeited or canceled	(303,125)	$6.11
Balance, July 31, 2025	3,795,000	$6.29
11. Debt
SVB Credit Facility
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
On May 15, 2025, in connection with the May 2025 Credit Agreement entered into with BlackRock, the Credit Facility with SVB was terminated and was accounted for as a debt extinguishment. No amounts were drawn under the facility at the time of termination, and all remaining unamortized issuance costs were written off, which were immaterial.
BlackRock Credit Agreement
On May 15, 2025 (the “Closing Date”), the Company entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” or "Term Loans"). The Term Loan Facilities mature on May 15, 2030. The Company will use the proceeds of the term loans made under the Initial Term Loan Facility (the “Initial Term Loans”) to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The proceeds of the term loans made under the Delayed Draw Term Loan Facility (the “Delayed Draw Term Loans”) may be used for general corporate purposes. The Company borrowed $100.0 million of Initial Term Loans on the Closing Date. The Delayed Draw Term Loans may be borrowed by the Company, subject to the satisfaction of certain conditions, during the period from the Closing Date through November 15, 2026.
The Term Loan Facilities are held by a related party who was an equity holder of the Company on the Closing Date and as of July 31, 2025. The Company includes shareholders holding more than 5% of the voting securities within its definition of related parties.
The Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR plus 5.25% (subject to a 1.00% floor). Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in arrears quarterly for Term Loans bearing interest at the base rate and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months) in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of July 31, 2025, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain subsidiaries of the Company and secured by a lien on substantially all of the property of the Company and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restricts the Company and its subsidiaries’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require the Company to maintain minimum qualified cash of at least $35.0 million at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
The Term Loan Facilities are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which the Company’s annualized recurring revenue is less than $350.0 million.
In connection with the May 2025 Credit Agreement, the Company incurred original issue discount costs of $1.0 million and debt issuance costs of $0.7 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.

As of July 31, 2025, the Company was in compliance with all debt covenants.

The following table sets forth the Company’s debt obligations for the period presented:

(in thousands)	July 31, 2025
Principal	$100,000
Unamortized original issue discount and debt issuance costs	(1,719)
Net carrying amount	$98,281

12. Income Taxes
The Company calculates its year-to-date benefit from (provision for) income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as modifications to the U.S. international tax framework. The Company has reflected the income tax effects of the OBBBA in the AETR and income tax payable for the period ended July 31, 2025, primarily resulting from the full expensing of domestic research and experimental expenditures, including the transitional effects of the amortization on amounts previously capitalized.
For both the three and six months ended July 31, 2025, the Company recorded a provision for income taxes of $1.8 million. During the three and six months ended July 31, 2024, the company recorded an income tax benefit of $1.4 million and $1.2 million, respectively.
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
        As of July 31, 2025, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2026 (remainder of fiscal year)	$9,596	$25,096
2027	18,714	25,055
2028	18,807	14,272
2029	18,786	294
2030	17,341	17
2031 and thereafter	19,196	99
Total	$102,440	$64,833
In connection with the acquisition of Hearsay, an earnout arrangement exists where the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period, as well as make payments up to $20.0 million related to an incentive pool. Payments can be settled in cash or shares at the Company's election and are estimated to occur in fiscal years 2026 and 2027. See Note 4 "Business Combinations" and Note 6 "Fair Value of Financial Instruments" for additional information. As of September 1, 2025, all remaining payments related to the incentive pool were settled in cash for $18.2 million. In aggregate, incentive pool payments totaled $19.9 million, with forfeitures amounting to $0.1 million.
Additionally, as of July 31, 2025, escrow balances pertaining to the Hearsay acquisition of $15.5 million and Places Scout acquisition of $1.5 million, are expected to be released during fiscal year 2026 and 2027, respectively. These amounts are held as partial security for certain indemnification obligations, and will be released following the resolution of the related contingencies.
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
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$26,751	$(4,057)	$27,521	$(7,874)
Denominator:
Weighted-average common shares outstanding, basic	122,854,629	126,535,481	124,229,932	125,967,631
Net income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.22	$(0.03)	$0.22	$(0.06)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)
Fair value adjustment related to contingent consideration	(23,400)	—	(21,600)	—
Net income (loss), diluted	$3,351	$(4,057)	$5,921	$(7,874)
Denominator:
Number of shares used in basic calculation	122,854,629	126,535,481	124,229,932	125,967,631
Dilutive effect of employee share-based awards	5,380,873	—	4,810,421	—
Dilutive effect of incentive pool	1,129,194	—	1,254,875	—
Dilutive effect of earnout arrangement	1,436,112	—	718,056	—
Weighted-average common shares outstanding, diluted	130,800,808	126,535,481	131,013,284	125,967,631
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.03)	$0.05	$(0.06)
Since the Company was in a net loss position for the three and six months ended July 31, 2024, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Options to purchase common stock	181,750	1,753,179	507,946	1,753,179
Restricted stock and restricted stock units	3,400,013	10,833,317	2,818,227	10,833,317
Shares estimated to be purchased under ESPP	—	373,424	—	373,424
Performance-based restricted stock units	2,995,000	3,530,000	2,862,500	3,530,000
Total anti-dilutive common equivalent shares	6,576,763	16,489,920	6,188,673	16,489,920
The earnout arrangement and incentive pool entered into in connection with the acquisition of Hearsay represent liability-classified arrangements that may be settled in cash or shares at the Company's election. Diluted net income per share includes the effect of the potential share settlement associated with these arrangements when such effects are dilutive. See Note 4 "Business Combinations" for additional information related to the earnout and incentive pool.

15. Segment Information
The Company operates as one operating segment for which the CODM uses consolidated net income (loss) to measure segment profit or loss. This measure of segment profit or loss is used by the CODM to allocate resources and assess performance. See Note 2 "Summary of Significant Accounting Policies" for more information about the Company's segment policy.
The following table is a summary of the significant expenses and consolidated net income (loss) provided to the CODM:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue	$113,094	$97,887	$222,577	$193,877
Less:
Cost of revenue (1)	24,790	21,595	48,252	42,453
Sales and marketing (1)	29,959	38,802	61,566	79,305
Research and development (1)	19,149	15,973	37,222	30,249
General and administrative (1)	15,582	14,581	29,958	28,295
Other segment (income) expenses (2)	(3,137)	10,993	18,058	21,449
Consolidated net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)
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
16. Subsequent Events
On August 18, 2025, the Company announced that Michael Walrath, Yext's Chief Executive Officer and Chairman on the Board of Directors, has submitted a non-binding proposal to acquire all outstanding shares of the Company not already owned by him at a price of $9.00 per share in cash. Yext's Board of Directors has formed a Special Committee of independent directors to evaluate the proposal which is non-binding. There is no assurance that the proposal will result in any transaction, or that any transaction will be approved or consummated.
As of September 1, 2025, all remaining payments related to the incentive pool pertaining to the Hearsay acquisition were settled in cash for $18.2 million. In aggregate, incentive pool payments totaled $19.9 million, with forfeitures amounting to $0.1 million. See Note 4 "Business Combinations" for additional information.

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
Recent Developments
On August 18, 2025, we announced that Michael Walrath, Yext's Chief Executive Officer and Chairman on the Board of Directors, has submitted a non-binding proposal to acquire all outstanding shares of Yext not already owned by him at a price of $9.00 per share in cash. Our Board of Directors has formed a Special Committee of independent directors to evaluate the proposal, advised by independent legal and financial advisers. No decision has yet been made with respect to Michael Walrath’s proposal. There is no assurance that the proposal will result in any transaction, or that any transaction will be approved or consummated.
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

On May 15, 2025, we entered into a credit agreement with funds and accounts managed by BlackRock as lenders, and Acquiom Agency Services LLC, as Administrative Agent (the “May 2025 Credit Agreement”), which provides for term loan facilities in aggregate principal amounts of up to $200.0 million. In connection with entry into the May 2025 Credit Agreement, we used a portion of the proceeds under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under our existing credit facility with Silicon Valley Bank, which was then terminated. See Note 11 "Debt" to our condensed consolidated financial statements for additional information.
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
The following table provides our ARR for the periods presented:

	July 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers(1)	$369,541	$313,392	$56,149	18%
Third-Party Reseller Customers	74,821	73,904	917	1%
Total Annual Recurring Revenue	$444,362	$387,296	$57,066	15%
(1)    ARR as of July 31, 2025, is inclusive of Hearsay's results.
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
The following table provides our dollar-based net retention rate for the periods presented:

	July 31,
	2025	2024
Direct Customers	95%	91%
Third-Party Reseller Customers	98%	93%
Total Customers	95%	91%
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
The following table provides our dollar-based gross retention rate for the periods presented:

	July 31,
	2025	2024
Direct Customers	87%	83%
Third-Party Reseller Customers	88%	88%
Total Customers	88%	84%

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue	$113,094	$97,887	$222,577	$193,877
Cost of revenue(1)	28,060	22,293	55,165	43,839
Gross profit	85,034	75,594	167,412	150,038
Operating expenses:
Sales and marketing(1)	32,069	41,957	68,278	85,211
Research and development(1)	23,352	18,580	45,248	35,639
General and administrative(1)	(61)	22,623	23,094	42,180
Total operating expenses	55,360	83,160	136,620	163,030
Income (loss) from operations	29,674	(7,566)	30,792	(12,992)
Interest income	1,179	2,395	1,811	4,755
Interest expense	(2,277)	(124)	(2,919)	(516)
Other expense, net	(45)	(204)	(400)	(342)
Income (loss) from operations before income taxes	28,531	(5,499)	29,284	(9,095)
(Provision for) benefit from income taxes	(1,780)	1,442	(1,763)	1,221
Net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)
(1)See Note 10 "Stock-Based Compensation", to the condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	25	23	25	23
Gross profit	75.2	77.2	75.2	77.4
Operating expenses:
Sales and marketing	28	43	31	44
Research and development	21	19	20	18
General and administrative	—	23	10	22
Total operating expenses	49	85	61	84
Income (loss) from operations	26	(8)	14	(7)
Interest income	1	2	1	2
Interest expense	(2)	—	(2)	—
Other expense, net	—	—	—	—
Income (loss) from operations before income taxes	25	(6)	13	(5)
(Provision for) benefit from income taxes	(1)	1	(1)	1
Net income (loss)	24%	(5)%	12%	(4)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024
Revenue

	Three months ended July 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$113,094	$97,887	$15,207	16%
Cost of revenue	28,060	22,293	5,767	26%
Gross profit	$85,034	$75,594	$9,440	12%
Gross margin	75.2%	77.2%
Total revenue was $113.1 million for the three months ended July 31, 2025, compared to $97.9 million for the three months ended July 31, 2024, an increase of $15.2 million or 16%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. For both the three months ended July 31, 2025 and 2024, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%.
Revenue for the three months ended July 31, 2025, included a positive impact from foreign currency exchange rates of approximately $1.2 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended July 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$94,518	$79,261	$15,257	19%
Third-Party Reseller Customers	18,576	18,626	(50)	—%
Total Revenue	$113,094	$97,887	$15,207	16%
Revenue attributable to direct customers was $94.5 million for the three months ended July 31, 2025, compared to $79.3 million for the three months ended July 31, 2024, an increase of $15.3 million, or 19%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. Revenue attributable to third-party reseller customers was $18.6 million for both the three months ended July 31, 2025 and July 31, 2024, remaining relatively consistent.
Cost of Revenue and Gross Margin
Cost of revenue was $28.1 million for the three months ended July 31, 2025, compared to $22.3 million for the three months ended July 31, 2024, an increase of $5.8 million or 26%. The increase was primarily driven by a $2.3 million increase in amortization expense from acquired intangible assets largely related to the acquisition of Hearsay, as well as a $0.5 million increase in royalties and integration fees. In addition, personnel-related costs increased $0.6 million and data centers costs increased $0.9 million.
Gross margin was 75.2% for the three months ended July 31, 2025, compared to 77.2% for the three months ended July 31, 2024 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$32,069	$41,957	$(9,888)	(24)%
Research and development	$23,352	$18,580	$4,772	26%
General and administrative	$(61)	$22,623	$(22,684)	(100)%
Sales and marketing expense was $32.1 million for the three months ended July 31, 2025, compared to $42.0 million for the three months ended July 31, 2024, a decrease of $9.9 million or 24%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $5.8 million and stock-based compensation expense decreased $2.5 million, reflecting lower headcount. In addition, advertising costs decreased $1.3 million, and conferences and events decreased $1.0 million. These decreases were offset by a $1.7 million increase in amortization expense primarily related to acquired intangible assets primarily from the Hearsay acquisition.
Research and development expense was $23.4 million for the three months ended July 31, 2025, compared to $18.6 million for the three months ended July 31, 2024, an increase of $4.8 million or 26%. The increase was primarily driven by employee-related costs as personnel-related costs increased $1.9 million reflecting higher headcount, and stock-based compensation expense increased $1.2 million largely due to awards granted in connection with the acquisition of Places Scout. In addition, software expense increased $0.4 million.
General and administrative expense amounted to a $0.1 million benefit for the three months ended July 31, 2025, compared to $22.6 million of expense for the three months ended July 31, 2024, a decrease of $22.7 million. The benefit recorded for the three months ended July 31, 2025 was driven by a $23.4 million decrease in the fair value of contingent consideration pertaining to the Hearsay acquisition. See Note 6 "Fair Value of Financial Instruments" to our condensed consolidated financial statements for additional information. In addition, professional related costs decreased $1.8 million mainly due to acquisition-related costs related to Hearsay included in our results for the three months ended July 31, 2024. This was offset by a $1.8 million increase in stock-based compensation expense, largely due to awards granted to certain executives including performance-based restricted stock units.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our (provision for) benefit from income taxes.
Six Months Ended July 31, 2025 Compared to Six Months Ended July 31, 2024
Revenue

	Six months ended July 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$222,577	$193,877	$28,700	15%
Cost of revenue	55,165	43,839	11,326	26%
Gross profit	$167,412	$150,038	$17,374	12%
Gross margin	75.2%	77.4%
Total revenue was $222.6 million for the six months ended July 31, 2025, compared to $193.9 million for the six months ended July 31, 2024, an increase of $28.7 million or 15%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. For both the six months ended July 31, 2025 and 2024, revenue recognized from subscription and associated support to our platform was 93%, while revenue recognized from professional services was 7%.
Revenue for the six months ended July 31, 2025, included a positive impact from foreign currency exchange rates of approximately $1.8 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Six months ended July 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$185,951	$156,696	$29,255	19%
Third-Party Reseller Customers	36,626	37,181	(555)	(1)%
Total Revenue	$222,577	$193,877	$28,700	15%
Revenue attributable to direct customers was $186.0 million for the six months ended July 31, 2025, compared to $156.7 million for the six months ended July 31, 2024, an increase of $29.3 million, or 19%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which did not exist in the comparative period. Revenue attributable to third-party reseller customers was $36.6 million for the six months ended July 31, 2025, compared to $37.2 million for the six months ended July 31, 2024, a decrease of $0.6 million or 1%, primarily due to customer attrition.
Cost of Revenue and Gross Margin
Cost of revenue was $55.2 million for the six months ended July 31, 2025, compared to $43.8 million for the six months ended July 31, 2024, an increase of $11.3 million or 26%. The increase was primarily driven by a $4.8 million increase in amortization expense related to acquired intangible assets largely related to the acquisition of Hearsay, as well as $1.3 million related to royalties and integration fees. In addition, personnel-related costs increased $1.5 million and data center costs increased $1.4 million.
Gross margin was 75.2% for the six months ended July 31, 2025, compared to 77.4% for the six months ended July 31, 2024 as reflected in the discussion above.

Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$68,278	$85,211	$(16,933)	(20)%
Research and development	$45,248	$35,639	$9,609	27%
General and administrative	$23,094	$42,180	$(19,086)	(45)%
Sales and marketing expense was $68.3 million for the six months ended July 31, 2025, compared to $85.2 million for the six months ended July 31, 2024, a decrease of $16.9 million or 20%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $9.9 million and stock-based compensation expense decreased $2.8 million, reflecting lower headcount. In addition, conferences and events decreased $2.5 million and advertising costs decreased $2.0 million. These decreases were offset by a $3.4 million increase in amortization expense primarily related to acquired intangible assets from the Hearsay acquisition.
Research and development expense was $45.2 million for the six months ended July 31, 2025, compared to $35.6 million for the six months ended July 31, 2024, an increase of $9.6 million or 27%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $5.2 million reflecting higher headcount, and stock-based compensation expense increased $1.6 million, largely due to awards granted in connection with the acquisition of Places Scout. In addition, software expense increased $0.8 million.
General and administrative expense was $23.1 million for the six months ended July 31, 2025, compared to $42.2 million for the six months ended July 31, 2024, a decrease of $19.1 million or 45%. The decrease was primarily driven by changes in the fair value of contingent consideration pertaining to the Hearsay acquisition of $21.6 million. See Note 6 "Fair Value of Financial Instruments" to our condensed consolidated financial statements for additional information. This was offset an by a $2.4 million increase in stock-based compensation expense, largely due to awards granted to certain executives including performance-based restricted stock units.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our (provision for) benefit from income taxes.
Net Income (Loss)
Net income was $26.8 million and $27.5 million for the three and six months ended July 31, 2025, respectively and net loss was $4.1 million and $7.9 million for the three and six months ended July 31, 2024, respectively.

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
Beginning in fiscal year 2026, we utilized a projected tax rate of 23.5% in our computation of the non-GAAP income tax provision which was updated to 25.5% in the second quarter of fiscal 2026. This compares to a projected tax rate of 25% in fiscal year 2025. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
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
The following table reconciles our GAAP net income (loss) to non-GAAP net income (loss):

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)
Plus: Stock-based compensation expense	12,962	12,333	25,621	24,398
(Less) Plus: Acquisition-related costs	(23,055)	2,169	(19,007)	2,169
Plus: Amortization of acquired intangibles	4,033	—	8,174	—
Less: Tax adjustment	(4,382)	(3,693)	(9,475)	(5,589)
Non-GAAP net income	$16,309	$6,752	$32,834	$13,104

The following table reconciles our GAAP net income (loss) to Adjusted EBITDA:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$26,751	$(4,057)	$27,521	$(7,874)
Interest expense (income), net	1,098	(2,271)	1,108	(4,239)
Provision for (benefit from) income taxes	1,780	(1,442)	1,763	(1,221)
Depreciation and amortization	6,788	2,851	13,643	5,814
Other expense, net	45	204	400	342
Stock-based compensation expense	12,962	12,333	25,621	24,398
Acquisition-related costs	(23,055)	2,169	(19,007)	2,169
Adjusted EBITDA	$26,369	$9,787	$51,049	$19,389
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended July 31,
(in thousands)	2025	2024	Growth Rates
Revenue (GAAP)	$113,094	$97,887	16%
Effects of foreign currency rate fluctuations	(1,219)
Revenue on a constant currency basis (Non-GAAP)	$111,875		14%

	Six months ended July 31,
	2025	2024	Growth Rates
Revenue (GAAP)	$222,577	$193,877	15%
Effects of foreign currency rate fluctuations	(1,752)
Revenue on a constant currency basis (Non-GAAP)	$220,825		14%
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
The following table provides a reconciliation of GAAP Cash flow provided by (used in) operating activities to free cash flow:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$8,407	$(10,649)	$46,132	$27,660
Less: Capital expenditures inclusive of capitalized software development costs	(573)	(545)	(1,135)	(1,192)
Free cash flow	$7,834	$(11,194)	$44,997	$26,468
Operating cash flow margin	7%	(11)%	21%	14%
Free cash flow margin	7%	(11)%	20%	14%

Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash and cash equivalents of $178.8 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
On May 15, 2025, in connection with the May 2025 Credit Agreement entered into with BlackRock, the Credit Facility with SVB was terminated and was accounted for as a debt extinguishment. No amounts were drawn under the facility at the time of termination, and all remaining unamortized issuance costs were written off, which were immaterial.
BlackRock
On May 15, 2025, we entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” or "Term Loans"). The Term Loan Facilities mature on May 15, 2030. We will use the proceeds of the term loans made under the Initial Term Loan Facility (the “Initial Term Loans”) to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The proceeds of the term loans made under the Delayed Draw Term Loan Facility (the “Delayed Draw Term Loans”) may be used for general corporate purposes. We borrowed $100.0 million of Initial Term Loans on the Closing Date. The Delayed Draw Term Loans may be borrowed by us, subject to the satisfaction of certain conditions, during the period from the Closing Date through November 15, 2026.
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

The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restricts our and our subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require us to maintain minimum qualified cash of at least $35.0 million at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
The Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which our annualized recurring revenue is less than $350.0 million.
In connection with the May 2025 Credit Agreement, the Company incurred original issue discount costs of $1.0 million and debt issuance costs of $0.7 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of July 31, 2025, the Company was in compliance with all debt covenants.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the six months ended July 31, 2025, 6,840,320 shares were purchased and as of July 31, 2025, approximately $36.7 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$46,132	$27,660
Net cash used in investing activities	$(19,936)	$(1,192)
Net cash provided by (used in) financing activities	$40,748	$(2,008)
Operating Activities
Net cash provided by operating activities of $46.1 million for the six months ended July 31, 2025 reflected our net income of $27.5 million, adjusted by non-cash charges including stock-based compensation expense of $25.6 million, depreciation and amortization expense of $13.6 million, including $8.2 million related to the amortization of acquired intangibles, and $4.7 million related to the amortization of operating lease right-of-use assets. These non-cash charges were offset by $21.6 million related to adjustments in contingent consideration. In addition, there were positive adjustments resulting from changes in accounts receivable of $47.3 million, mainly due to the timing of billing and cash collections during the period, as well as changes in other long term assets of $6.8 million, and costs to obtain revenue contracts of $7.0 million. These increases were offset by changes in unearned revenue of $46.5 million, other long term liabilities of $11.1 million, prepaid expenses and other current assets of $2.0 million and operating lease liabilities of $7.0 million.
Net cash provided by operating activities of $27.7 million for the six months ended July 31, 2024 reflected our net loss of $7.9 million, adjusted by non-cash charges including stock-based compensation expense of $24.4 million, depreciation and amortization expense of $5.8 million, and amortization of operating lease right-of-use assets of $4.3 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $62.0 million, mainly due to the timing of billing and cash collections during the period, as well as changes in costs to obtain revenue contracts of $7.6 million. These increases were offset by changes in unearned revenue of $56.4 million, as well as changes in accounts payable, accrued expenses and other current liabilities of $4.6 million, operating lease liabilities of $5.7 million, and prepaid expenses and other current assets of $3.2 million.
Investing Activities
Net cash used in investing activities of $19.9 million for the six months ended July 31, 2025 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $1.1 million.

Net cash used in investing activities of $1.2 million for the six months ended July 31, 2024 reflected capital expenditures.
Financing Activities
Net cash provided by financing activities of $40.7 million for the six months ended July 31, 2025 reflected proceeds from debt issuance of $99.0 million related to the May 2025 Credit Agreement, and $1.6 million of net proceeds from employee stock purchase plan withholdings. This was offset by $45.4 million associated with repurchases of common stock as part of our share repurchase program, as well as $14.0 million associated with payments for taxes related to the net share settlement of stock-based compensation awards.
Net cash used in financing activities of $2.0 million for the six months ended July 31, 2024 was primarily related to $3.8 million in cash outflows associated with payments for taxes related to the net share settlement of stock-based compensation awards. This was offset by net proceeds from employee stock purchase plan withholdings of $1.8 million.
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
Except as described in Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements", to our condensed consolidated financial statements for our discussion about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2025 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of July 31, 2025, we had cash and cash equivalents of $178.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2025, we had outstanding debt of $98.3 million, which carries interest as defined in the May 2025 Credit Agreement. See Note 11 “Debt” to our condensed consolidated financial statements for additional information. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical change of 1% in the interest rate as of July 31, 2025 would impact our annual interest expense by approximately $1.0 million.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2025.
Changes in Internal Control over Financial Reporting
Following the acquisition of Hearsay in August 2024, we are in the process of reviewing the internal control structure of Hearsay and, if necessary, will make appropriate changes as we continue to integrate Hearsay into our overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Strategic Considerations
•The announcement and pendency of the non-binding offer to acquire Yext may adversely affect our business, financial condition and results of operations.
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
Risks Related to Strategic Considerations

The announcement and pendency of the non-binding offer to acquire Yext may adversely affect our business, financial condition and results of operations.
There is no assurance that Michael Walrath’s expression of interest will result in other bids or a definitive transaction. Uncertainty about the effect of the proposal or alternatives on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed acquisition is completed. These risks to our business include the following:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources;
•difficulties maintaining relationships with customers, suppliers and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business;
•litigation relating to any proposed acquisition or process and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with any proposed acquisition or the process to evaluate such.
Risks Related to Our Business and Industry
Our revenue growth has slowed and even contracted in recent periods.
We experienced declines in our revenue growth in recent years, including revenue growth rates of 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025. While total revenue increased by 15% from the six months ended July 31, 2024 to the six months ended July 31, 2025, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise slightly declined year-over-year in the same period. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
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
While we generated net income of $27.5 million for the six months ended July 31, 2025, we generated net losses of $27.9 million, $2.6 million, and $65.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of July 31, 2025, we had an accumulated deficit of $679.6 million, reflecting our losses recognized historically on a GAAP basis. While we have historically recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Adverse economic conditions, including inflation or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions such as inflation, interest rates and currency exchange rates may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in global trade policies and tariffs resulting in increased costs, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.
In addition, the economies of certain countries or regions around the world may experience conflict, weakness or uncertainty, which may lead to negative impacts on our business in those areas. For example, the U.S. government is undergoing a period of rapid change as to spending and fiscal policy, which may have a considerable impact on the macroeconomic environment and behavior of our customers and end consumers.
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
In addition, we have introduced new products such as Scout in recent months, which may have a significant effect on our operations. At the same time, we are also undergoing a strategic process prompted by a proposal by our Chief Executive Officer that could distract from our ability to execute on our core business. As a result, we may have less ability to project our performance in the near term.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to multiple factors, including but not limited to, changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock options and awards compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws in jurisdictions where we operate. While we regularly evaluate new information that may affect our tax liabilities, resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.

In fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures annually and required taxpayers to amortize such costs over a period of five or fifteen years. On July 4, 2025, The One Big Beautiful Bill Act, or the OBBBA, was enacted in the United States and made a number of changes to the U.S. federal income tax law. Among other things, the OBBBA restored deductions for U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changed the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, and changed the calculation of deductible business interest expense to include depreciation and amortization. We are continuing to analyze the potential impact of the OBBBA on our operations, business and financial performance; however, these provisions may cause our cash taxes and effective tax rate to fluctuate.
In addition, global tax developments applicable to multinational businesses continue to evolve and create uncertainty for us. For example, in 2022 the United States enacted an alternative minimum tax for companies with modified GAAP net income in excess of $1 billion. The Organization for Economic Cooperation and Development (the “OECD”) also has proposals regarding the implementation of global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On June 28, 2025, however, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures; however, no agreement has yet been reached. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and such becomes applicable. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
We may have additional tax liabilities, which could harm our business, results of operations or financial condition.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. We generally conduct our international operations through wholly-owned subsidiaries in various jurisdictions and report our taxable income based upon our business operations in those jurisdictions. The amount of taxes we pay may depend on the application of the tax laws of various jurisdictions, including the United States, to our business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
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
The United States enacted the Inflation Reduction Act of 2022 which introduced several tax provisions including a 1% excise tax on certain stock repurchases made after December 31, 2022. We may be subject to this excise tax which could increase the cost of such repurchases.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of July 31, 2025, we repurchased 26,352,768 shares for $163.3 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the six months ended July 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2025 - February 28, 2025	575,658	$6.59	575,658	$28.2
March 1, 2025 - March 31, 2025	1,405,917	$6.29	1,405,917	$69.3
April 1, 2025 - April 30, 2025	2,492,058	$6.06	2,492,058	$54.2
May 1, 2025 - May 31, 2025	1,247,971	$6.72	1,247,971	$45.8
June 1, 2025 - June 30, 2025	546,759	$8.05	546,759	$41.4
July 1, 2025 - July 31, 2025	571,957	$8.25	571,957	$36.7
Total	6,840,320		6,840,320
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended July 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
10.1*	Credit Agreement, dated May 15, 2025, by and among the Yext, Inc., a Delaware corporation, the lenders from time to time party thereto and Acquiom Agency Services LLC, as Administrative Agent.	8-K	001-38056	10.1	5/21/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2025 and January 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended July 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the six months ended July 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

Date: September 8, 2025	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)