Form 10-Q
period 2025-10-31
Yext, Inc.
filed 2025-12-08
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of November 24, 2025, the registrant had 122,626,997 shares of common stock, $0.001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “can,” “should,” “could,” “would,” “expect,” “possible,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•any statement regarding our consideration or the success of the proposal to acquire Yext by Michael Walrath or any alternative proposals, including the expected timetable for a Special Committee of our Board of Directors’ review, evaluation, negotiation and recommendation to our Board of Directors regarding the proposal, the expected timetable or ability to complete any proposed acquisition, or the expected benefits of any proposed acquisition;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$139,916	$123,133
Restricted cash, current	5,259	9,671
Accounts receivable, net of allowances of $1,730 and $2,014, respectively	62,857	112,942
Prepaid expenses and other current assets	17,788	18,094
Costs to obtain revenue contracts, current	17,025	21,961
Total current assets	242,845	285,801
Property and equipment, net	32,937	39,689
Operating lease right-of-use assets	55,963	67,452
Restricted cash, non-current	13,756	5,850
Costs to obtain revenue contracts, non-current	7,531	11,145
Goodwill	110,726	96,782
Intangible assets, net	89,172	94,247
Other long term assets	2,843	9,112
Total assets	$555,773	$610,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$39,030	$70,022
Unearned revenue, current	154,631	229,144
Operating lease liabilities, current	18,147	18,604
Contingent consideration, current	10,155	26,944
Total current liabilities	221,963	344,714
Operating lease liabilities, non-current	65,140	76,809
Contingent consideration, non-current	9,245	18,056
Long term debt, net	98,167	—
Other long term liabilities	6,086	17,306
Total liabilities	400,601	456,885
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at October 31, 2025 and January 31, 2025; zero shares issued and outstanding at October 31, 2025 and January 31, 2025	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at October 31, 2025 and January 31, 2025; 157,562,349 and 153,017,243 shares issued at October 31, 2025 and January 31, 2025, respectively; 123,005,705 and 126,999,461 shares outstanding at October 31, 2025 and January 31, 2025, respectively	158	153
Additional paid-in capital	1,021,190	996,477
Accumulated other comprehensive loss	(2,356)	(5,969)
Accumulated deficit	(673,463)	(707,120)
Treasury stock, at cost	(190,357)	(130,348)
Total stockholders’ equity	155,172	153,193
Total liabilities and stockholders’ equity	$555,773	$610,078
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenue	$111,998	$113,989	$334,575	$307,866
Cost of revenue	29,203	26,247	84,368	70,086
Gross profit	82,795	87,742	250,207	237,780
Operating expenses:
Sales and marketing	34,037	43,667	102,314	128,878
Research and development	22,614	21,070	67,863	56,709
General and administrative	18,364	33,373	41,457	75,553
Total operating expenses	75,015	98,110	211,634	261,140
Income (loss) from operations	7,780	(10,368)	38,573	(23,360)
Interest income	1,156	823	2,967	5,578
Interest expense	(2,358)	(222)	(5,278)	(738)
Other income (expense), net	94	(55)	(306)	(397)
Income (loss) from operations before income taxes	6,672	(9,822)	35,956	(18,917)
Provision for income taxes	(536)	(2,977)	(2,299)	(1,756)
Net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)

Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.10)	$0.27	$(0.16)
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.10)	$0.06	$(0.16)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	123,151,525	128,036,993	123,866,513	126,668,394
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	128,888,811	128,036,993	130,301,177	126,668,394

Other comprehensive income (loss):
Foreign currency translation adjustment	$308	$(144)	$3,612	$(324)
Unrealized gain on marketable securities, net	10	2	1	6
Total comprehensive income (loss)	$6,454	$(12,941)	$37,270	$(20,991)
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended October 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, July 31, 2025	123,126	$156	$1,010,599	$(2,674)	$(679,599)	$(175,953)	$152,529
Exercise of stock options	192	—	1,334	—	—	—	1,334
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,138	1	(4,490)	—	—	—	(4,489)
Issuance of common stock under employee stock purchase plan	249	1	1,302	—	—	—	1,303
Stock-based compensation	—	—	12,445	—	—	—	12,445
Repurchase of common stock	(1,699)	—	—	—	—	(14,404)	(14,404)
Other comprehensive income	—	—	—	318	—	—	318
Net income	—	—	—	—	6,136	—	6,136
Balance, October 31, 2025	123,006	$158	$1,021,190	$(2,356)	$(673,463)	$(190,357)	$155,172

Three Months Ended October 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, July 31, 2024	127,145	$150	$966,550	$(4,359)	$(687,046)	$(112,492)	$162,803
Exercise of stock options	63	—	346	—	—	—	346
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,550	2	2,371	—	—	—	2,373
Issuance of common stock under employee stock purchase plan	292	—	1,338	—	—	—	1,338
Stock-based compensation	—	—	12,753	—	—	—	12,753
Repurchase of common stock	(1,040)	—	—	—	—	(6,710)	(6,710)
Other comprehensive loss	—	—	—	(142)	—	—	(142)
Net loss	—	—	—	—	(12,799)	—	(12,799)
Balance, October 31, 2024	128,010	$152	$983,358	$(4,501)	$(699,845)	$(119,202)	$159,962
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Nine Months Ended October 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
Exercise of stock options	279	—	1,773	—	—	—	1,773
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,595	4	(18,494)	—	—	—	(18,490)
Issuance of restricted stock	67	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	605	1	3,166	—	—	—	3,167
Stock-based compensation	—	—	38,268	—	—	—	38,268
Repurchase of common stock	(8,539)	—	—	—	—	(60,009)	(60,009)
Other comprehensive income	—	—	—	3,613	—	—	3,613
Net income	—	—	—	—	33,657	—	33,657
Balance, October 31, 2025	123,006	$158	$1,021,190	$(2,356)	$(673,463)	$(190,357)	$155,172

Nine Months Ended October 31, 2024

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2024	124,867	$148	$942,622	$(4,183)	$(679,172)	$(112,241)	$147,174
Exercise of stock options	322	—	1,137	—	—	—	1,137
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,961	4	(1,417)	—	—	—	(1,413)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	805	—	3,689	—	—	—	3,689
Stock-based compensation	—	—	37,327	—	—	—	37,327
Repurchase of common stock	(1,083)	—	—	—	—	(6,961)	(6,961)
Other comprehensive loss	—	—	—	(318)	—	—	(318)
Net loss	—	—	—	—	(20,673)	—	(20,673)
Balance, October 31, 2024	128,010	$152	$983,358	$(4,501)	$(699,845)	$(119,202)	$159,962
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2025	2024
Operating activities:
Net income (loss)	$33,657	$(20,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	20,304	12,101
Impairment of long-lived assets	3,807	—
Bad debt expense	2,033	1,017
Stock-based compensation expense	37,959	37,091
Amortization of operating lease right-of-use assets	7,063	6,471
Adjustments to contingent consideration	(25,900)	607
Other, net	663	(751)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	49,817	55,285
Prepaid expenses and other current assets	(1,822)	(74)
Costs to obtain revenue contracts	9,249	10,476
Other long term assets	6,502	256
Accounts payable, accrued expenses and other current liabilities	(17,480)	7,181
Unearned revenue	(77,384)	(89,117)
Operating lease liabilities	(10,604)	(8,312)
Other long term liabilities	(11,552)	307
Net cash provided by operating activities	26,312	11,865
Investing activities:
Capital expenditures	(1,650)	(1,769)
Cash paid in acquisitions, net of cash acquired	(18,801)	(89,407)
Net cash used in investing activities	(20,451)	(91,176)
Financing activities:
Proceeds from exercise of stock options	1,773	1,137
Proceeds from debt issuance	99,000	—
Repurchase of common stock	(59,776)	(6,760)
Payments for taxes related to net share settlement of stock-based compensation awards	(18,473)	(9,031)
Payments of deferred financing costs	(1,045)	(777)
Deferred acquisition payments	(13,509)	—
Proceeds, net from employee stock purchase plan withholdings	2,099	2,218
Net cash provided by (used in) financing activities	10,069	(13,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,347	345
Net increase (decrease) in cash, cash equivalents and restricted cash	20,277	(92,179)
Cash, cash equivalents and restricted cash at beginning of period	138,654	210,184
Cash, cash equivalents and restricted cash at end of period	$158,931	$118,005
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Nine months ended October 31,
(in thousands)	2025	2024
Cash and cash equivalents	$139,916	$100,484
Restricted cash, current and non-current	19,015	17,521
Total cash, cash equivalents and restricted cash	$158,931	$118,005
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results for the nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2026, or any other period.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. As of October 31, 2025 and January 31, 2025, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the three and nine months ended October 31, 2025 and 2024, respectively.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company intends to adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ended January 31, 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The updated standard is effective for the Company's annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. ASU 2024-03 is required to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to project stages throughout ASC 350-40 and clarifies the thresholds companies apply to begin capitalizing costs. The updated standard is effective for the Company's interim and annual periods beginning in fiscal 2029. The Company is currently evaluating the impact of adopting ASU 2025-06.
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 6% and 7% of the Company's total revenue for the nine months ended October 31, 2025 and 2024, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
North America	$90,778	$91,998	$270,640	$244,178
International	21,220	21,991	63,935	63,688
Total revenue	$111,998	$113,989	$334,575	$307,866
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
For both the three and nine months ended October 31, 2025, the Company's revenue attributable to the United States represented 81% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue.

For the three and nine months ended October 31, 2024, the Company's revenue attributable to the United States represented 81% and 79% of total revenue, respectively. Revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% and 20% of total revenue, respectively, and no other individual country represented more than 10% of total revenue.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $2.3 million as of October 31, 2025 and $1.7 million as of January 31, 2025. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of October 31, 2025, unearned revenue, current was $154.6 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.4 million. Revenue recognized of $205.5 million during the nine months ended October 31, 2025 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of October 31, 2025 and January 31, 2025, customer deposits of $0.4 million and $0.2 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of October 31, 2025, the Company had $415.6 million of remaining performance obligations, of which $377.1 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2025, the Company had $490.1 million of remaining performance obligations.
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

Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's condensed consolidated balance sheet at the acquisition date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its condensed consolidated balance sheet at the acquisition date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended April 30, 2025 interest expense of $0.5 million was recognized, which encompassed all remaining accretion. As of October 31, 2025, all escrow amounts have been fully released with the corresponding cash outflows being categorized as deferred acquisition payments in the Company's condensed consolidated statement of cash flows.
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
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of fiscal year 2024, nor are they indicative of future results of operations:

(in thousands)	Three months ended October 31,	Nine months ended October 31,
	2024	2024
Revenue	$113,989	$339,058
Net loss	$3,862	$(21,976)
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

5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	October 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,433	$—	$—	$28,433
Commercial paper	29,908	—	(4)	29,904
U.S. treasury securities	29,845	5	—	29,850
Total marketable securities	$88,186	$5	$(4)	$88,187

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,371	$—	$—	$36,371
Total marketable securities	$36,371	$—	$—	$36,371
As of October 31, 2025 and January 31, 2025, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the nine months ended October 31, 2025 and 2024, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive income (loss).
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2025 and January 31, 2025, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	October 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,433	$—	$—	$28,433
Commercial paper	—	29,904	—	$29,904
U.S. treasury securities	—	29,850	—	$29,850
Total assets	$28,433	$59,754	$—	$88,187
Liabilities:
Contingent consideration(1)	$—	$—	$19,400	$19,400
Total liabilities	$—	$—	$19,400	$19,400
	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,371	$—	$—	$36,371
Total assets	$36,371	$—	$—	$36,371
Liabilities:
Contingent consideration	$—	$—	$45,000	$45,000
Total liabilities	$—	$—	$45,000	$45,000
(1)    As of October 31, 2025, contingent consideration includes $10.2 million classified as current and $9.2 million classified as non-current.
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
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of October 31, 2025 are outlined below:

Volatility	13.6%
Revenue beta	0.28
Expected timing of payment	FY 2026 - FY 2027
Discount rate	7.65% - 7.93%

A rollforward of the fair value of the contingent consideration liability for the nine months ended October 31, 2025 is as follows:

(in thousands)
Balance as of January 31, 2025	$45,000
Measurement period adjustment	300
Change in fair value	1,800
Balance as of April 30, 2025	47,100
Change in fair value (1)	(23,400)
Balance as of July 31, 2025	23,700
Change in fair value (1)	(4,300)
Balance as of October 31, 2025	$19,400
(1)    Changes in fair value during both the three months ended July 31, 2025 and October 31, 2025, were primarily driven by a decline in the estimated achievement of the defined milestones.
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
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2025	$96,782
Goodwill acquired - Places Scout	13,801
Measurement period adjustments related to Hearsay acquisition	(189)
Effect of foreign currency translation on Goodwill acquired	332
Balance as of October 31, 2025	$110,726
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended October 31, 2025 and January 31, 2025. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended October 31, 2025 and 2024 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $4.0 million and $12.2 million for the three and nine months ended October 31, 2025, respectively and $3.5 million for each of the three and nine months ended October 31, 2024.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of October 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(238)	$127	5.3
Customer relationships (1)	77,100	(7,777)	69,323	11.7
Technology (2)	30,400	(11,174)	19,226	2.4
Trademarks (3)	850	(354)	496	1.7
Total as of October 31, 2025	$108,715	$(19,543)	$89,172	9.6

	As of January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(221)	$144	6.0
Customer relationships	76,200	(2,931)	73,269	12.5
Technology	24,200	(4,033)	20,167	2.5
Trademarks	800	(133)	667	2.5
Total as of January 31, 2025	$101,565	$(7,318)	$94,247	10.1
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
8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Computer software	$25,486	$24,086
Office equipment	23,792	23,529
Furniture and fixtures	7,227	7,894
Leasehold improvements	59,919	59,944
Construction in progress	40	27
Software in progress	1,310	548
Total property and equipment, gross	117,774	116,028
Less: accumulated depreciation	(84,837)	(76,339)
Total property and equipment, net	$32,937	$39,689
As of October 31, 2025 and January 31, 2025, the Company's property and equipment, net attributable to the United States was 92% and 91%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.6 million and $8.1 million for the three and nine months ended October 31, 2025, respectively, and $2.8 million and $8.6 million for the three and nine months ended October 31, 2024, respectively.
In the third quarter of fiscal 2026, the Company subleased a floor of its corporate headquarters. In connection with this arrangement, the Company recorded a $3.8 million impairment loss during the three and nine months ended October 31, 2025, of which $2.8 million was attributable to the right-of-use asset and $1.0 million to the related leasehold improvements. The following table summarizes the Company’s impairment loss for the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$1,097	$—	$1,097	$—
Sales and marketing	1,035	—	1,035	—
Research and development	921	—	921	—
General and administrative	754	—	754	—
Total impairment loss	$3,807	$—	$3,807	$—
9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Accounts payable	$3,965	$4,771
Accrued employee compensation (1)	15,545	29,153
Accrued Publisher Network fees	2,930	4,051
Accrued professional services and associated costs	3,052	3,131
Accrued employee stock purchase plan withholdings liability	498	1,565
Other current liabilities (2)(3)	13,040	27,351
Total accounts payable, accrued expenses and other current liabilities	$39,030	$70,022
(1)    As of October 31, 2025 and January 31, 2025, accrued employee compensation included $0.3 million and $8.6 million, respectively, related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Hearsay acquisition.
(2)    As of January 31, 2025, other current liabilities included $9.7 million payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Hearsay acquisition. During the three months ended October 31, 2025, the escrow balances were fully released and the corresponding liabilities were settled.
(3)    As of January 31, 2025, other current liabilities included $8.8 million, related to the incentive pool allocated to founders and early employees in connection with the Hearsay acquisition. Payments to settle this liability were made during the three months ended October 31, 2025.
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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Equity classified awards:
Cost of revenue	$648	$701	$2,048	$2,087
Sales and marketing	2,403	4,104	5,518	10,010
Research and development	3,621	2,533	10,573	7,923
General and administrative	5,666	5,355	19,820	17,071
Total stock-based compensation expense	$12,338	$12,693	$37,959	$37,091
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

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Liability classified awards:
Cost of revenue	$(9)	$94	$701	$94
Sales and marketing	(94)	1,759	421	1,759
Research and development	(66)	1,023	1,096	1,023
General and administrative	(13)	250	214	250
Total compensation expense (1)	$(182)	$3,126	$2,432	$3,126
(1) For the three months ended October 31, 2025, the Company recognized a benefit of $0.2 million related to the earnout arrangement resulting from a decline in the estimated achievement of the defined milestones. See Note 4 "Business Combinations" for additional information.
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2025	1,566,134	$6.78	1.48	$450
Granted	—	$—
Exercised	(279,553)	$6.34
Forfeited or canceled	(45,600)	$10.83
Balance, October 31, 2025	1,240,981	$6.72	0.78	$2,182
Vested and expected to vest	1,240,981	$6.72	0.78	$2,182
Exercisable, October 31, 2025	1,240,981	$6.72	0.78	$2,182

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	10,315,199	$6.37
Granted	5,948,721	$7.69
Vested and converted to shares	(5,617,046)	$6.20
Forfeited or canceled	(1,789,562)	$6.70
Balance, October 31, 2025	8,857,312	$7.30
Performance-Based Restricted Stock Units ("PSUs")
During the nine months ended October 31, 2025, the Company granted 1,025,000 PSUs to certain executives which vest over approximately a two-year period based upon continued service and the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics. The total number of shares that are eligible to vest ranges from 0% to 250% of the target PSUs.
The Company measures the fair value of PSUs on the grant date of the award, and stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. For PSUs with performance conditions, stock-based compensation is recognized when it becomes probable that the underlying performance targets will be achieved.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	3,495,000	$5.97
Granted	1,025,000	$7.17
Vested	(391,875)	$5.69
Forfeited or canceled	(303,125)	$6.11
Balance, October 31, 2025	3,825,000	$6.31
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
The Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR plus 5.25% (subject to a 1.00% floor). Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in arrears quarterly for Term Loans bearing interest at the base rate and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months) in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of October 31, 2025, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
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
As of October 31, 2025, the Company was in compliance with all debt covenants.

The following table sets forth the Company’s debt obligations for the period presented:

(in thousands)	October 31, 2025
Principal	$100,000
Unamortized original issue discount and debt issuance costs	(1,833)
Net carrying amount	$98,167

12. Income Taxes
The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as modifications to the U.S. international tax framework. The Company has reflected the income tax effects of the OBBBA in the AETR and income tax payable for the nine months ended October 31, 2025, primarily resulting from the full expensing of domestic research and experimental expenditures, including the transitional effects of the amortization on amounts previously capitalized.
For the three and nine months ended October 31, 2025, the Company recorded a provision for income taxes of $0.5 million and $2.3 million, respectively. During the three and nine months ended October 31, 2024, the company recorded a provision for income tax of $3.0 million and $1.8 million, respectively.
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
        As of October 31, 2025, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2026 (remainder of fiscal year)	$4,727	$15,463
2027	18,699	24,846
2028	18,792	16,677
2029	18,771	1,481
2030	17,336	17
2031 and thereafter	19,192	100
Total	$97,517	$58,584
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
Additionally, as of October 31, 2025, an escrow balance pertaining to the Places Scout acquisition of $1.5 million is expected to be released during fiscal year 2027. This amount is held as partial security for certain indemnification obligations, and will be released following the resolution of the related contingencies.
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
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$6,136	$(12,799)	$33,657	$(20,673)
Denominator:
Weighted-average common shares outstanding, basic	123,151,525	128,036,993	123,866,513	126,668,394
Net income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.10)	$0.27	$(0.16)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)
Fair value adjustment related to contingent consideration	(4,300)	—	(25,900)	—
Net income (loss), diluted	$1,836	$(12,799)	$7,757	$(20,673)
Denominator:
Number of shares used in basic calculation	123,151,525	128,036,993	123,866,513	126,668,394
Dilutive effect of employee share-based awards	4,169,723	—	4,596,856	—
Dilutive effect of incentive pool	156,031	—	888,593	—
Dilutive effect of earnout arrangement	1,411,532	—	949,215	—
Weighted-average common shares outstanding, diluted	128,888,811	128,036,993	130,301,177	126,668,394
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.10)	$0.06	$(0.16)
Since the Company was in a net loss position for the three and nine months ended October 31, 2024, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Options to purchase common stock	126,750	1,612,009	380,881	1,612,009
Restricted stock and restricted stock units	260,884	10,918,443	1,965,779	10,918,443
Shares estimated to be purchased under ESPP	—	359,798	—	359,798
Performance-based restricted stock units	2,000,000	3,530,000	2,575,000	3,530,000
Total anti-dilutive common equivalent shares	2,387,634	16,420,250	4,921,660	16,420,250
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
The following table is a summary of the significant expenses and consolidated net income (loss) provided to the CODM:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue	$111,998	$113,989	$334,575	$307,866
Less:
Cost of revenue (1)	25,121	23,429	73,372	65,882
Sales and marketing (1)	29,012	35,684	90,578	114,989
Research and development (1)	18,142	17,432	55,364	47,681
General and administrative (1)	15,131	17,172	45,088	45,467
Other segment (income) expenses (2)	18,456	33,071	36,516	54,520
Consolidated net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)
(1)     Excludes stock-based compensation expense, amortization of acquired intangibles and acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, compensation arrangements, asset impairments, and strategic transaction costs related to Michael Walrath's non-binding proposal to acquire all outstanding shares of the Company. The significant expense categories align with the information that is regularly provided to the CODM.
(2)     Other segment expenses include stock-based compensation expense, amortization of acquired intangibles and acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, compensation arrangements, asset impairments, and strategic transaction costs. Other segment expenses also include interest (income) expense, net, benefit from (provision for) income taxes and other expense (income), net.

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
The following table provides our ARR for the periods presented:

	October 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$368,573	$374,502	$(5,929)	(2)%
Third-Party Reseller Customers	75,787	74,147	1,640	2%
Total Annual Recurring Revenue	$444,360	$448,649	$(4,289)	(1)%
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
The following table provides our dollar-based net retention rate for the periods presented:

	October 31,
	2025	2024
Direct Customers	96%	91%
Third-Party Reseller Customers	99%	94%
Total Customers	96%	92%
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
The following table provides our dollar-based gross retention rate for the periods presented:

	October 31,
	2025	2024
Direct Customers	88%	83%
Third-Party Reseller Customers	88%	87%
Total Customers	88%	84%

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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Publisher Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, which includes amounts allocated based on employee headcount, as well as amounts related to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as lease expenses and asset impairments associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes professional related costs and software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include lease expenses and asset impairments associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, sales and marketing expenses include amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as costs related to advertising and conferences and brand awareness events.
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include data centers costs associated with pre-production costs for testing and quality assurance, as well as lease expenses and asset impairments associated with our office spaces, and software expense, each of which are allocated based on employee headcount.
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses and asset impairments associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, general and administrative expenses include other professional related costs which include acquisition-related costs, as well as fair value adjustments related to contingent consideration.

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue	$111,998	$113,989	$334,575	$307,866
Cost of revenue(1)	29,203	26,247	84,368	70,086
Gross profit	82,795	87,742	250,207	237,780
Operating expenses:
Sales and marketing(1)	34,037	43,667	102,314	128,878
Research and development(1)	22,614	21,070	67,863	56,709
General and administrative(1)	18,364	33,373	41,457	75,553
Total operating expenses	75,015	98,110	211,634	261,140
Income (loss) from operations	7,780	(10,368)	38,573	(23,360)
Interest income	1,156	823	2,967	5,578
Interest expense	(2,358)	(222)	(5,278)	(738)
Other income (expense), net	94	(55)	(306)	(397)
Income (loss) from operations before income taxes	6,672	(9,822)	35,956	(18,917)
Provision for income taxes	(536)	(2,977)	(2,299)	(1,756)
Net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)
(1)See Note 10 "Stock-Based Compensation", to the condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	26	23	25	23
Gross profit	73.9	77.0	74.8	77.2
Operating expenses:
Sales and marketing	30	38	31	42
Research and development	20	18	20	18
General and administrative	16	29	12	25
Total operating expenses	67	86	63	85
Income (loss) from operations	7	(9)	12	(8)
Interest income	1	—	1	2
Interest expense	(2)	—	(2)	—
Other income (expense), net	—	—	—	—
Income (loss) from operations before income taxes	6	(9)	11	(6)
Provision for income taxes	(1)	(2)	(1)	(1)
Net income (loss)	5%	(11)%	10%	(7)%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024
Revenue

	Three months ended October 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$111,998	$113,989	$(1,991)	(2)%
Cost of revenue	29,203	26,247	2,956	11%
Gross profit	$82,795	$87,742	$(4,947)	(6)%
Gross margin	73.9%	77.0%
Total revenue was $112.0 million for the three months ended October 31, 2025, compared to $114.0 million for the three months ended October 31, 2024, a decrease of $2.0 million or 2%. For both the three months ended October 31, 2025 and 2024, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%.
Revenue for the three months ended October 31, 2025, included a positive impact from foreign currency exchange rates of approximately $0.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Three months ended October 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$93,282	$95,486	$(2,204)	(2)%
Third-Party Reseller Customers	18,716	18,503	213	1%
Total Revenue	$111,998	$113,989	$(1,991)	(2)%
Revenue attributable to direct customers was $93.3 million for the three months ended October 31, 2025, compared to $95.5 million for the three months ended October 31, 2024, a decrease of $2.2 million, or 2%. The decrease was driven primarily by customer attrition. Revenue attributable to third-party reseller customers was $18.7 million for the three months ended October 31, 2025 compared to $18.5 million for the three months ended October 31, 2024, remaining relatively consistent.
Cost of Revenue and Gross Margin
Cost of revenue was $29.2 million for the three months ended October 31, 2025, compared to $26.2 million for the three months ended October 31, 2024, an increase of $3.0 million or 11%. The increase was primarily driven by a $0.9 million increase in personnel-related costs reflecting higher headcount. In addition, data centers costs increased $0.7 million, and asset impairment charges of $1.1 million were recognized during the three months ended October 31, 2025 in connection with subleasing a floor of our corporate headquarters.
Gross margin was 73.9% for the three months ended October 31, 2025, compared to 77.0% for the three months ended October 31, 2024 as reflected in the discussion above.
Operating Expenses

	Three months ended October 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$34,037	$43,667	$(9,630)	(22)%
Research and development	$22,614	$21,070	$1,544	7%
General and administrative	$18,364	$33,373	$(15,009)	(45)%
Sales and marketing expense was $34.0 million for the three months ended October 31, 2025, compared to $43.7 million for the three months ended October 31, 2024, a decrease of $9.6 million or 22%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $6.6 million and stock-based compensation expense decreased $1.7 million, reflecting lower headcount. In addition, advertising costs decreased $0.9 million. The decrease was offset by asset impairment charges of $1.0 million recognized during the three months ended October 31, 2025 in connection with subleasing a floor of our corporate headquarters.
Research and development expense was $22.6 million for the three months ended October 31, 2025, compared to $21.1 million for the three months ended October 31, 2024, an increase of $1.5 million or 7%. The increase was primarily driven by a $1.1 million increase in stock-based compensation expense largely due to awards granted in connection with the acquisition of Places Scout. In addition, asset impairment charges of $0.9 million were recognized during the three months ended October 31, 2025 in connection with subleasing a floor of our corporate headquarters. The increase was offset by a $1.1 million decrease in costs associated with the acquisition of Hearsay recognized during the three months ended October 31, 2024, primarily related to the incentive pool.
General and administrative expense was $18.4 million for the three months ended October 31, 2025, compared to $33.4 million for the three months ended October 31, 2024, a decrease of $15.0 million or 45%. The decrease was primarily driven by the acquisition of Hearsay on August 1, 2024, which resulted in $9.4 million of costs associated with the incentive pool being incurred during the three months ended October 31, 2024, as well as changes in the fair value of contingent consideration of $4.9 million. See Note 6 "Fair Value of Financial Instruments" to our condensed consolidated financial statements for additional information on contingent consideration. In addition, professional related costs decreased $0.7 million largely due to acquisition-related costs related to Hearsay included in our results for the three months ended October 31, 2024. The decrease was offset by asset impairment charges of $0.8 million recognized during the three months ended October 31, 2025 in connection with subleasing a floor of our corporate headquarters.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.
Nine Months Ended October 31, 2025 Compared to Nine Months Ended October 31, 2024
Revenue

	Nine months ended October 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Revenue	$334,575	$307,866	$26,709	9%
Cost of revenue	84,368	70,086	14,282	20%
Gross profit	$250,207	$237,780	$12,427	5%
Gross margin	74.8%	77.2%
Total revenue was $334.6 million for the nine months ended October 31, 2025, compared to $307.9 million for the nine months ended October 31, 2024, an increase of $26.7 million or 9%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. During the nine months ended October 31, 2025 and 2024, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%, compared to 93% and 7%, respectively.
Revenue for the nine months ended October 31, 2025, included a positive impact from foreign currency exchange rates of approximately $2.1 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Nine months ended October 31,		Variance
	2025	2024	Dollars	Percent
(in thousands)
Direct Customers	$279,233	$252,182	$27,051	11%
Third-Party Reseller Customers	55,342	55,684	(342)	(1)%
Total Revenue	$334,575	$307,866	$26,709	9%
Revenue attributable to direct customers was $279.2 million for the nine months ended October 31, 2025, compared to $252.2 million for the nine months ended October 31, 2024, an increase of $27.1 million, or 11%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. Revenue attributable to third-party reseller customers was $55.3 million for the nine months ended October 31, 2025, compared to $55.7 million for the nine months ended October 31, 2024, remaining relatively consistent.
Cost of Revenue and Gross Margin
Cost of revenue was $84.4 million for the nine months ended October 31, 2025, compared to $70.1 million for the nine months ended October 31, 2024, an increase of $14.3 million or 20%. The increase was primarily driven by a $5.1 million increase in amortization expense related to acquired intangible assets largely related to the acquisition of Hearsay, as well as $1.2 million related to royalties and integration fees. In addition, personnel-related costs increased $2.4 million reflecting higher headcount, data center costs increased $2.0 million, and asset impairment charges of $1.1 million were recognized during the nine months ended October 31, 2025, in connection with subleasing a floor of our corporate headquarters.
Gross margin was 74.8% for the nine months ended October 31, 2025, compared to 77.2% for the nine months ended October 31, 2024 as reflected in the discussion above.
Operating Expenses

	Nine months ended October 31,		Variance
(in thousands)	2025	2024	Dollars	Percent
Sales and marketing	$102,314	$128,878	$(26,564)	(21)%
Research and development	$67,863	$56,709	$11,154	20%
General and administrative	$41,457	$75,553	$(34,096)	(45)%
Sales and marketing expense was $102.3 million for the nine months ended October 31, 2025, compared to $128.9 million for the nine months ended October 31, 2024, a decrease of $26.6 million or 21%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $16.6 million and stock-based compensation expense decreased $4.5 million, reflecting lower headcount. In addition, advertising costs decreased $2.9 million and conferences and events decreased $2.3 million. These decreases were offset by a $3.6 million increase in amortization expense primarily related to acquired intangible assets from the Hearsay acquisition, and asset impairment charges of $1.0 million recognized during the nine months ended October 31, 2025, in connection with subleasing a floor of our corporate headquarters.
Research and development expense was $67.9 million for the nine months ended October 31, 2025, compared to $56.7 million for the nine months ended October 31, 2024, an increase of $11.2 million or 20%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $4.1 million reflecting higher headcount, and stock-based compensation expense increased $2.7 million, largely due to awards granted in connection with the acquisition of Places Scout. In addition, software expense increased $0.8 million, and asset impairment charges of $0.9 million were recognized during the nine months ended October 31, 2025, in connection with subleasing a floor of our corporate headquarters.
General and administrative expense was $41.5 million for the nine months ended October 31, 2025, compared to $75.6 million for the nine months ended October 31, 2024, a decrease of $34.1 million or 45%. The decrease was primarily driven by the acquisition of Hearsay on August 1, 2024, which resulted in $9.4 million of costs associated with the incentive pool being incurred during the nine months ended October 31, 2024, as well as changes in the fair value of contingent consideration of $26.5 million. See Note 6 "Fair Value of Financial Instruments" to our condensed consolidated financial statements for additional information on contingent consideration. This was offset by a $2.8 million increase in stock-based compensation expense, largely due to awards granted to certain executives including performance-based restricted stock units, and asset impairment charges of $0.8 million recognized during the nine months ended October 31, 2025, in connection with subleasing a floor of our corporate headquarters.
See Note 12" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.
Net Income (Loss)
Net income was $6.1 million and $33.7 million for the three and nine months ended October 31, 2025, respectively and net loss was $12.8 million and $20.7 million for the three and nine months ended October 31, 2024, respectively.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense, acquisition-related costs, amortization of acquired intangibles, asset impairments, and strategic transaction costs, and the related income tax effect of these adjustments. Acquisition-related costs include transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. Strategic transaction costs relate to third-party costs incurred for Michael Walrath’s, Yext’s Chief Executive Officer and Chairman on the Board of Directors, non-binding proposal to acquire all outstanding shares. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, acquisition-related costs, amortization of acquired intangibles, asset impairments, and strategic transaction costs, which may vary for reasons unrelated to overall operating performance.
Beginning in fiscal year 2026, we utilized a projected tax rate of 23.5% in our computation of the non-GAAP income tax provision which was subsequently updated to 25.5% in the second quarter of fiscal 2026. This compares to a projected tax rate of 25% in fiscal year 2025. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
We use non-GAAP net income (loss) in conjunction with traditional GAAP net income (loss) as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies.
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as GAAP net income (loss) before (1) interest income (expense), net, (2) (provision for) benefit from income taxes, (3) depreciation and amortization, (4) other income (expense), net, (5) stock-based compensation expense, (6) acquisition-related costs, (7) asset impairments, and (8) strategic transaction costs. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.
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
Our non-GAAP financial measures may be limited in their usefulness because they do not present the full economic effect of the aforementioned items. We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the most closely related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP net income (loss) and Adjusted EBITDA in conjunction with GAAP net income (loss).
Recent Changes in Non-GAAP Metrics
Beginning with the three months ended October 31, 2025, we revised our definitions of Non-GAAP net income (loss) and Adjusted EBITDA to include adjustments for asset impairment charges associated with subleasing a floor of our corporate offices, as well as strategic transaction costs related to third-party costs incurred for Michael Walrath’s, Yext’s Chief Executive Officer and Chairman on the Board of Directors, non-binding proposal to acquire all outstanding shares. We believe these changes provide investors with a view of continuing core operations without the effects of these items, which may vary for reasons unrelated to overall operating performance.
We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged as no strategic transaction costs or asset impairments occurred.

The following table reconciles our GAAP net income (loss) to non-GAAP net income (loss):

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)
Plus: Stock-based compensation expense	12,338	12,693	37,959	37,091
(Less) Plus: Acquisition-related costs	(4,364)	14,482	(23,371)	16,650
Plus: Amortization of acquired intangibles	4,033	3,465	12,207	3,465
Less: Tax adjustment	(5,453)	(2,226)	(14,928)	(7,816)
Plus: Asset impairments	3,807	—	3,807	—
Plus: Strategic transaction costs	998	—	998	—
Non-GAAP net income	$17,495	$15,615	$50,329	$28,717
The following table reconciles our GAAP net income (loss) to Adjusted EBITDA:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$6,136	$(12,799)	$33,657	$(20,673)
Interest expense (income), net	1,202	(601)	2,311	(4,840)
Provision for income taxes	536	2,977	2,299	1,756
Depreciation and amortization	6,661	6,287	20,304	12,101
Other (income) expense, net	(94)	55	306	397
Stock-based compensation expense	12,338	12,693	37,959	37,091
Acquisition-related costs	(4,364)	14,482	(23,371)	16,650
Asset impairments	3,807	—	3,807	—
Strategic transaction costs	998	—	998	—
Adjusted EBITDA	$27,220	$23,094	$78,270	$42,482
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended October 31,
(in thousands)	2025	2024	Growth Rates
Revenue (GAAP)	$111,998	$113,989	(2)%
Effects of foreign currency rate fluctuations	(312)
Revenue on a constant currency basis (Non-GAAP)	$111,686		(2)%

	Nine months ended October 31,
	2025	2024	Growth Rates
Revenue (GAAP)	$334,575	$307,866	9%
Effects of foreign currency rate fluctuations	(2,064)
Revenue on a constant currency basis (Non-GAAP)	$332,511		8%
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
The following table provides a reconciliation of GAAP Cash flow provided by (used in) operating activities to free cash flow:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Net cash (used in) provided by operating activities	$(19,820)	$(15,795)	$26,312	$11,865
Less: Capital expenditures inclusive of capitalized software development costs	(515)	(577)	(1,650)	(1,769)
Free cash flow	$(20,335)	$(16,372)	$24,662	$10,096
Operating cash flow margin	(18)%	(14)%	8%	4%
Free cash flow margin	(18)%	(14)%	7%	3%

Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash and cash equivalents of $139.9 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
In connection with the May 2025 Credit Agreement, we incurred original issue discount costs of $1.0 million and debt issuance costs of $0.7 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of October 31, 2025, we were in compliance with all debt covenants.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the nine months ended October 31, 2025, 8,538,862 shares were purchased and as of October 31, 2025, approximately $22.3 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Cash Flows
The following table summarizes our cash flows:

	Nine months ended October 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$26,312	$11,865
Net cash used in investing activities	$(20,451)	$(91,176)
Net cash provided by (used in) financing activities	$10,069	$(13,213)
Operating Activities
Net cash provided by operating activities of $26.3 million for the nine months ended October 31, 2025 reflected our net income of $33.7 million, adjusted by non-cash charges including stock-based compensation expense of $38.0 million, depreciation and amortization expense of $20.3 million, as well as amortization of operating lease right-of-use assets of $7.1 million, and asset impairment charges of $3.8 million. These non-cash charges were offset by $25.9 million related to adjustments in contingent consideration. In addition, there were positive adjustments resulting from changes in accounts receivable of $49.8 million, mainly due to the timing of billing and cash collections during the period, as well as changes in other long term assets of $6.5 million, and costs to obtain revenue contracts of $9.2 million. These increases were offset by changes in unearned revenue of $77.4 million, accounts payable, accrued expense and other current liabilities of $17.5 million, other long term liabilities of $11.6 million, and operating lease liabilities of $10.6 million.
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
Investing Activities
Net cash used in investing activities of $20.5 million for the nine months ended October 31, 2025 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $1.7 million.

Net cash used in investing activities of $91.2 million for the nine months ended October 31, 2024 reflected cash outflows of $89.4 million related to cash paid, net of cash acquired, in the acquisition of Hearsay, as well as capital expenditures of $1.8 million.
Financing Activities
Net cash provided by financing activities of $10.1 million for the nine months ended October 31, 2025 reflected proceeds from debt issuance of $99.0 million related to the May 2025 Credit Agreement, and $2.1 million of net proceeds from employee stock purchase plan withholdings. This was offset by $59.8 million associated with repurchases of common stock as part of our share repurchase program, as well as $18.5 million associated with payments for taxes related to the net share settlement of stock-based compensation awards, and deferred acquisition payments of $13.5 million made in connection with the Hearsay acquisition.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on October 31, 2025 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of October 31, 2025, we had cash and cash equivalents of $139.9 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2025, we had outstanding debt of $98.2 million under our May 2025 Credit Agreement, which carries interest as defined therein. See Note 11 “Debt” to our condensed consolidated financial statements for additional information. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical change of 1% in the interest rate as of October 31, 2025 would impact our annual interest expense by approximately $1.0 million.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2025.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We experienced declines in our revenue growth in recent years, including revenue growth rates of 3% from the fiscal year ended January 31, 2022 to the fiscal year ended January 31, 2023, 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024, and 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025. While total revenue increased by 9% from the nine months ended October 31, 2024 to the nine months ended October 31, 2025, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined year-over-year in the same period. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. We may continue to experience declines in growth rates as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic, geopolitical events and shifts such as regional conflicts that influence overall business activity, and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, in June 2024, we initiated a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
While we generated net income of $33.7 million for the nine months ended October 31, 2025, we generated net losses of $27.9 million, $2.6 million, and $65.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of October 31, 2025, we had an accumulated deficit of $673.5 million, reflecting our losses recognized historically on a GAAP basis. While we have historically recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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
We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation may fail, and even if successful, could be costly, time-consuming and distracting to management and could result in a diversion of significant resources. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counter claimant’s own intellectual property. An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. During the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
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
In particular, in the European Union, the GDPR became effective in May 2018. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Other new EU laws, including the EU Data Act, may impose additional rules and restrictions on the use of our products and services. The United Kingdom has implemented data protection laws that substantially align with requirements under the GDPR and provide for similar penalties. The United Kingdom’s decision to adopt a separate data protection regime after its exit from the European Union, known as Brexit, has created uncertainty and the potential for differing regulations as compared to the European Union, which in turn may delay or deter transactions with customers that transfer personal data to and from the United Kingdom.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of October 31, 2025, we repurchased 28,051,310 shares for $177.7 million. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth issuer purchases of equity securities related to the share repurchase program for the nine months ended October 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2025 - February 28, 2025	575,658	$6.59	575,658	$28.2
March 1, 2025 - March 31, 2025	1,405,917	$6.29	1,405,917	$69.3
April 1, 2025 - April 30, 2025	2,492,058	$6.06	2,492,058	$54.2
May 1, 2025 - May 31, 2025	1,247,971	$6.72	1,247,971	$45.8
June 1, 2025 - June 30, 2025	546,759	$8.05	546,759	$41.4
July 1, 2025 - July 31, 2025	571,957	$8.25	571,957	$36.7
August 1, 2025 - August 31, 2025	676,428	$8.26	676,428	$31.1
September 1, 2025 - September 30, 2025	477,207	$8.78	477,207	$26.9
October 1, 2025 - October 31, 2025	544,907	$8.42	544,907	$22.3
Total	8,538,862		8,538,862
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
On August 18, 2025, Michael Walrath, our Chief Executive Officer and Chairman of the Board of Directors, terminated the “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 which he had previously adopted on December 12, 2024. During the three months ended October 31, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2025 and January 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended October 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the nine months ended October 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

Date: December 8, 2025	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)