Form 10-K
period 2026-01-31
Yext, Inc.
filed 2026-03-10
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2025, the aggregate market value of its shares (based on a closing price of $8.12 per share) held by non-affiliates was approximately $714.7 million. Shares of the registrant’s common stock held by each executive officer and director and by certain entities or persons that owned a certain percentage of the registrant’s outstanding common stock were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2026, 123,345,128 shares of the registrant’s common stock, $0.001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect,” “possible,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•our expectations regarding our capital allocation strategy, including our ongoing self-tender offer, and the effects thereof;
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
•our beliefs, objectives and strategies for future operations, including introduction of new products, plans to invest in international expansion, research and development, and our sales and marketing teams, and the impact of such investments on our operations;
•effects of current and prospective acquisitions and the integrations thereof, including that of our recent acquisitions;
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

PART I
Item 1. Business
Overview
Yext, Inc. (“Yext,” the “Company,” “we,” “us” or “our”) empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our Knowledge Graph (previously known as Yext Content), which is then delivered across first- and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include among others, Amazon Alexa, Apple, Bing, Facebook, Gemini, Google, OpenAI, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages, Search, Social, Relate, and Scout, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
The digital consumer journey continues to change with the expansion of artificial intelligence (“AI”) and large language models. Consumers increasingly depend on more tools to find information and interact with brands across search, websites, apps, voice assistants and AI chat. Consumers are no longer solely depending on individual keyword searches like “mortgage” or “menswear.” Instead, they are increasingly using natural language phrases like “wealth advisor near me who specializes in healthcare” or asking specific questions like “what’s the best menswear store in London that sells dress shirts and is open now?” Additionally, consumers are leveraging multiple channels, such as online reviews and social media, to find information that influences decisions both in-person and online. Publishers are increasingly answering these questions directly across digital touchpoints using complex algorithms that evaluate a brand’s presence across many sources. In order to win customer impressions and conversions, businesses must maintain an accurate and consistent digital presence with proactive knowledge management to engage with customers across as many channels as possible.
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
Yext first pioneered a better way for businesses to control and publish the critical information about themselves to answer consumer questions and now leads the industry in digital presence management. We do so by enabling brands to collect, organize, and deliver their critical knowledge to consumers and manage their digital presence at scale to connect, engage, and convert customers. With one central platform, businesses can efficiently manage their digital presence at scale while maintaining a consistent and compelling brand story that resonates with their customers. Businesses can select as many products as needed to meet their goals. By leveraging Scout, Listings, Reviews, Social, Pages and one-on-one engagement, Yext drives a complete online digital presence for multi-location brands.
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
Consumers Search Using Natural Language. Consumers are no longer just typing in individual keywords, but are also using natural language phrases in search. When using AI search, consumers may ask for deep explanations, help with planning, or personalized recommendations. Businesses need to be able to understand those questions and answer them accurately and directly.
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
•Expand Our International Business. We sell our platform throughout the world and believe there are substantial opportunities to increase sales to customers outside of the United States as well as to help our existing U.S.-based customers manage data for more of their international business. We have an established presence in the United Kingdom, Germany, France, Italy, the Netherlands, Spain, Switzerland and Japan and we intend to continue to grow our business in some of those locations, while exploring additional opportunities for expansion in other regions.
•Develop and Market New Products and Features. We are committed to developing and marketing innovative capabilities, including through strategic acquisitions, and we will continue to invest in our platform to help our customers better control the information about their businesses online.
•Drive Usage of Our Platform. Our customer success professionals are responsible for building relationships and increasing our customers' adoption of the Yext platform. Our comprehensive training program and community helps our customers develop skills to build custom solutions on our platform.
•Extend the Publisher Network. We plan to continue to expand our Publisher Network. As of January 31, 2026, our Publisher Network was comprised of over 200 service and application providers. We continue to focus on adding more industry vertical-specific and international services to our Publisher Network as well as including new services that may become more commonly used in the future.
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
•Ability to Perform Advanced Analytics. Our platform's advanced analytics (Scout) informs businesses about their digital public presence performance across both traditional search and AI search on a location by location level, benchmarked against competitors. These insights, coupled with concrete recommendations to improve their performance, allow customers to immediately optimize their brand visibility results.
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
The Yext Digital Presence Platform
Yext's cloud-based platform powers products and features that allow our customers to provide accurate and direct answers to consumer questions, to control the information about their businesses and the content of their landing pages and to manage their consumer reviews, all from a single login. From our platform customers can centralize, control and manage data fields, including store information such as name, address, phone number and holiday hours; professional information such as headshots, specialties or education; job information such as title and description; FAQs and more. These and other public data about a business are stored in a database called the Knowledge Graph. The Knowledge Graph organizes data in a way that can answer complex questions by storing both data points themselves and the multiple relationships between data points. Our customers can then use information from the Knowledge Graph to answer consumers' questions, to power and update their landing pages and to make this information available through our Publisher Network of over 200 maps, apps, search engines, intelligent GPS systems, digital assistants, vertical directories and social networks in a complete, up to date and accurate manner. Additionally, our solution suite allows customers with distributed providers (e.g., mortgage brokers, insurance agents) to centrally manage and support compliant texting and social media engagement between end customers and their representatives.
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

Our platform contains various other features. For example, Scout provides businesses a holistic view of where and how consumers interact with their brand both on their own websites and on third-party applications as well as insight into consumer interactions on their Yext Listings, Reviews, Pages, and Search experiences that can drive customer revenue. The insights provided span both traditional and AI search, showing customers how they rank in each and benchmark against their top competitors at both a national and local level. These insights are married to recommendations that can be immediately actioned to improve performance. Ultimately, our platform helps businesses deliver accurate, consistent, up to date and compelling information to consumers.
We also offer our customers additional resources including a comprehensive training program. We continue to invest in platform and features development to help our customers better control the information about their business and have released new products and features to all of our customers multiple times a year.
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
Yext’s integrations through our App Directory and Connectors framework offer our customers the ability to connect Yext with other systems to enable customers to accomplish some or all of the following key tasks:
•consolidate content from different systems into the Knowledge Graph;
•sync content from the Knowledge Graph to various systems and applications;
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

Our Customers
We serve businesses with locations throughout the world. These include many leading businesses in a diverse set of industries, such as healthcare, hospitality, food services, retail and financial services. For this purpose, we define a customer as a separate and distinct entity, such as a company, a government institution, or a business unit of a large corporation, that has its own separate contract with us to access our platform. No single customer accounted for more than 10% of our revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
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
We offer annual and multi-year subscriptions to our platform. Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. Our subscriptions are offered in a discrete range of packages, with pricing based on specified feature sets and the number of entities managed on our platform, such as locations, persons and events, among others. We refer to these locations, persons, and other entities collectively as “licenses.”
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

Patents and Patent Applications
As of January 31, 2026, we had 54 issued U.S. patents, ten issued design patents, ten issued national stage patents, 20 non-provisional applications, two provisional application, and 31 national stage applications outside of the U.S. The issued patents have expiration dates ranging from 2032 to 2047. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We rely on registered and unregistered trademarks to protect our brand. As of January 31, 2026, we had 175 trademarks registered globally. “Yext” is a registered trademark in the United States and in certain other countries.
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
As of January 31, 2026, we had approximately 1,120 full-time employees, approximately 27% of whom are based in our New York headquarters.
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
Risks Related to Strategic Considerations
•Our capital allocation strategy, including our ongoing self-tender offer, may not be effective at enhancing stockholder value, or providing other benefits we expect.
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
Risks Related to Strategic Considerations
Our capital allocation strategy, including our ongoing self-tender offer, may not be effective at enhancing stockholder value, or providing other benefits we expect.
Although our capital allocation strategy, including our ongoing capital return, is intended to enhance stockholder value while allowing the Company to execute on its strategic initiatives, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in February 2026, following a strategic alternatives review process, our Board of Directors determined to commence a “modified Dutch auction” self-tender offer to repurchase up to $180.0 million in value of shares of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026. In connection with the self-tender offer, our long-term indebtedness is expected to increase to approximately $147.5 million, compared to approximately $98.0 million as of January 31, 2026.

Returning capital to our stockholders, including through the ongoing issuer tender offer, may reduce the market liquidity for our stock, potentially affecting its trading volatility and price, diminish our cash reserves and/or increase our leverage. Therefore, if we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.

Risks Related to Our Business and Industry
Our revenue growth has slowed and even contracted.
We experienced revenue growth rates of 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025, and 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024. While total revenue increased by 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined 2% year-over-year in the same period. Similarly, absent Hearsay's inclusion of revenue within our results for the fiscal year ended January 31, 2025, our revenue would have otherwise declined 4% year-over-year from the year ended January 31, 2024. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. We may continue to experience declines in growth rate as a result of a number of factors, including our ability to execute on our business strategy, our ability to compete effectively for customers and business partners, the impact of public health emergencies, such as the COVID-19 pandemic, geopolitical events and shifts such as regional conflicts that influence overall business activity, and other macroeconomic factors on our business, and other factors that are outside of our control. As we adjust our strategies to reflect the recent changes in our business, including transitioning a portion of our services business to various third-party service providers, this has and may continue to negatively impact our revenue growth rates. In addition, in June 2024, we initiated a substantial cost-cutting plan to reduce costs and increase our profitability, which could further limit our ability to grow organically and may even result in contraction of our revenue. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it could be difficult to achieve or maintain profitability.
We have a history of losses and may not achieve profitability in the future.
While we generated net income of $37.9 million, for the fiscal year ended January 31, 2026, we generated net losses of $27.9 million and $2.6 million for the fiscal year ended January 31, 2025 and 2024, respectively. As of January 31, 2026, we had an accumulated deficit of $669.2 million, reflecting our losses recognized historically on a GAAP basis. While we have historically recognized losses on a GAAP basis, we may be deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. As a result, we may continue to experience operating losses for the indefinite future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
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
In addition, we have introduced new products such as Scout in recent months, which may have a significant effect on our operations. At the same time, our capital allocation strategy, including our ongoing self-tender offer, could distract from our ability to execute on our core business. As a result, we may have less ability to project our performance in the near term.
We have experienced significant changes to our organization and structure and may not be able to effectively manage those changes.
Our management, headcount and operations have grown substantially since Yext went public in 2017, growing to approximately 1,120 as of January 31, 2026. After years of growth, our overall headcount experienced a reduction in the fiscal year ended January 31, 2023. In addition, a reduction in force was initiated in late January of 2023, resulting in additional terminations of approximately eight percent (8%) of overall headcount that took effect in the three months ended April 30, 2023. On June 4, 2024, we initiated a restructuring plan resulting in the reduction of our workforce by approximately twelve percent (12%) of overall headcount as compared to our headcount as of January 31, 2025, which we substantially completed in the three months ended July 31, 2024.
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
We have established strategic relationships with over 200 third-party service and application providers that comprise our Publisher Network, including Amazon Alexa, Apple, Bing, Facebook, Gemini, Google, OpenAI, and Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Publisher Network application providers’ websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Publisher Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
For the fiscal years ended January 31, 2026, 2025 and 2024, the aggregate of our top five customers accounted for approximately 9%, 8% and 8%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has since been realized primarily in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
Our credit agreement contains restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, acquire other companies or consummate certain changes of control, pay dividends or repurchase Yext stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the required lenders and administrative agent under the credit agreement or terminate the credit agreement. Our inability to engage in such actions could limit our operating flexibility, and prohibit us from taking certain actions that might be beneficial to our business. In addition, our obligation under the credit agreement are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. Our credit agreement also requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or comply with the covenants in our credit agreement could result in the acceleration of the obligations thereunder and could adversely affect our business.
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
We are vulnerable to computer viruses, break-ins, phishing attacks, ransomware, supply chain attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. Any such attack, or any security breach or incident from any other source affecting us or our service providers, including, for example, through employee error or misconduct or additional vulnerabilities introduced by remote work arrangements, third-party integrations or other sources, could lead to interruptions, delays, website or application shutdowns, loss, corruption, or unavailability of data or unauthorized access to, or use or acquisition of, personal information, confidential information or other data that we or our service providers maintain or otherwise process.
If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our platform or the actual or perceived loss of, or unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, or other unauthorized processing of, personal information or other types of confidential information, our customers or application providers may assert claims against us for credits, refunds or other damages, and may lose trust and confidence in our platform. Additionally, security breaches and incidents or other unauthorized access to, unavailability of, or unauthorized use, disclosure, destruction, acquisition, or other processing of, personal information or other types of confidential information that we or our service providers maintain, or the perception that any of these have occurred, could result in claims against us for identity theft or other similar fraud claims, breach of contract or indemnity, governmental enforcement actions, litigation, fines and penalties or adverse publicity, or other claims and litigation, and could cause our customers and partners to lose trust in us, any of which could have an adverse effect on our business, reputation, operating results and financial condition. Our existing insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims related to a security breach or incident. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies could have a material adverse effect on our business. We could also be required to incur significant costs for remediation or expend significant capital and other resources to address a security breach or incident. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated countries, we may be unable to proactively address these techniques or to implement adequate preventative measures.
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
Furthermore, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content, and certain content collected, used in, or accessed via AI tools may be subject to third-party usage restrictions that could impede our ability to use such content or AI tools or otherwise lead to liability. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered platform innovations and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, the collection and use of content for AI tools or our use of any output produced by any generative AI tools may expose us to claims, increasing our risks of liability. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. Further, numerous jurisdictions have proposed, and in certain cases enacted, laws and regulations addressing the development, use, and deployment of AI. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of users of AI-powered applications. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, that we fail to comply with relevant legal obligations, or if we experience cybersecurity incidents in connection with our use of AI, or if any of the foregoing is believed or reported to have occurred, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.

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
The U.S. federal and various state governments have adopted requirements related to the collection, distribution, use, storage and security of personal data, including unique online identifiers. For example, the California Consumer Privacy Act of 2018, or CCPA, originally became effective January 1, 2020 and an amended version became effective on January 1, 2023. The amended CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Under the amended CCPA, consumers include individuals that interact with us in a professional or employment capacity. The CCPA provides a limited private cause of action for certain data breaches. Numerous other states have proposed, and in many cases, enacted, privacy legislation. The effects of such state privacy laws are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. We expect additional states may continue to enact data protection legislation that may be similar to or different from the state privacy laws already adopted. In addition, the Department of Justice issued a final rule effective in 2025, that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to entities located with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. These and other future further regulations, legislation or restrictions could adversely impact our current or future third-party arrangements, and may add unforeseen burdens to the process of contracting with service providers.
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
For example, the European Union has enacted legislation, the AI Act, which entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in the EU market. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. There is a risk that our current or future AI-powered software or applications may obligate us to comply with applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” or “unacceptable” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the European Union and member state authorities. This regulatory framework is expected to have a material impact on AI regulation in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation covering the development, deployment and use of AI technology, or otherwise imposing obligations in connection with the use of AI.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to multiple factors, including but not limited to changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, expiration or non-utilization of net operating losses, changes in excess tax benefits related to exercises and vesting of stock options and awards compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws in jurisdictions where we operate. While we regularly evaluate new information that may affect our tax liabilities, resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our business, operating results or financial condition.
In fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures annually and required taxpayers to amortize such costs over a period of five or fifteen years. On July 4, 2025, The One Big Beautiful Bill Act, or the OBBBA, was enacted in the United States and made a number of changes to the U.S. federal income tax law. Among other things, the OBBBA restored deductions for U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changed the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, and changed the calculation of deductible business interest expense to include depreciation and amortization. Although we have evaluated the potential impact of the OBBBA on our operations, business and financial performance, the application of these provisions may evolve and could cause our cash taxes and effective tax rate to fluctuate.
In addition, global tax developments applicable to multinational businesses continue to evolve and create uncertainty for us. For example, in 2022, the United States enacted an alternative minimum tax for companies with modified GAAP net income in excess of $1 billion. The Organization for Economic Cooperation and Development (the “OECD”) also has developed a global minimum tax framework to impose a minimum tax of 15% for multinationals with global revenue exceeding certain thresholds, known as "Pillar Two". Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. In January 2026, the OECD released administrative guidance reflecting a "side-by-side" framework to exclude U.S. multinational companies from certain minimum tax enforcement measures beginning in fiscal 2027. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and such becomes applicable. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
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
As of January 31, 2026, we had significant tax attributes due to U.S. federal and state net operating loss carryforwards and U.S. federal research and development tax credit carryforwards. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change tax attributes to offset income tax liabilities arising from post-change taxable income. Our existing tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize these tax attributes could be further limited by Sections 382 and 383 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Some analysts have ceased covering us, and current coverage by analysts may be more limited than prior periods. In particular, we do not plan to release any earnings guidance or host earnings conference calls in the near future and instead intend to continue to provide our financial results in a quarterly letter to stockholders and earnings release. If additional analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.
In the future, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Furthermore, the adoption of new accounting standards may require us to modify our earnings guidance, and such modifications though solely attributed to changes in accounting standards, may be perceived unfavorably. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our common stock.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. As of January 31, 2026, we repurchased 28,930,297 shares for $185.1 million under the repurchase program. In addition, in February 2026, we commenced an issuer tender offer to repurchase up to $180.0 million of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026. Such repurchases could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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
Dividend Policy
We have never declared or paid any dividends on our capital stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our credit facility agreement contains customary covenants restricting our ability to pay dividends.
Stockholders
As of February 23, 2026, there were 25 registered stockholders of record of our common stock. The number of registered stockholders of record does not include beneficial holders whose shares are held by banks, brokers and other institutions.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table sets forth issuer purchases of equity securities related to our share repurchase program for the fiscal year ended January 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in millions)
February 1, 2025 - February 28, 2025	575,658	$6.59	575,658	$28.2
March 1, 2025 - March 31, 2025	1,405,917	$6.29	1,405,917	$69.3
April 1, 2025 - April 30, 2025	2,492,058	$6.06	2,492,058	$54.2
May 1, 2025 - May 31, 2025	1,247,971	$6.72	1,247,971	$45.8
June 1, 2025 - June 30, 2025	546,759	$8.05	546,759	$41.4
July 1, 2025 - July 31, 2025	571,957	$8.25	571,957	$36.7
August 1, 2025 - August 31, 2025	676,428	$8.26	676,428	$31.1
September 1, 2025 - September 30, 2025	477,207	$8.78	477,207	$26.9
October 1, 2025 - October 31, 2025	544,907	$8.42	544,907	$22.3
November 1, 2025 - November 30, 2025	449,841	$8.43	449,841	$18.5
December 1, 2025 - December 31, 2025	429,146	$8.49	429,146	$14.9
January 1, 2026 - January 31, 2026	—	$—	—	$14.9
Total	9,417,849		9,417,849
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of January 31, 2026.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock, restricted stock units, and performance-based restricted stock units		(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a))
Equity compensation plans approved by security holders (2)	9,723,491	(3)	$6.75	18,452,184	(4)
Equity compensation plans not approved by security holders	5,050,684	(5)	—	1,229,221	(6)
Total	14,774,175		$6.75	19,681,405
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
(3) This amount includes 1,178,814 shares subject to outstanding options, 4,682,177 shares subject to outstanding restricted stock and restricted stock units, and 3,862,500 shares subject to outstanding performance-based restricted stock units granted under our 2008 Equity Incentive Plan and 2016 Equity Incentive Plan.
(4) This amount includes 12,842,891 shares of our common stock available for issuance under our 2016 Equity Incentive Plan and 5,609,293 shares of our common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares available for issuance under these plans automatically increase each February 1st subject to the terms of the respective plans and such future increases are not reflected in the table above.
(5) This amount includes 2,000,000 performance-based restricted stock units, granted to an executive in March 2022. This grant was outside of the Company’s 2016 Equity Incentive Plan in reliance on the inducement award exception contained in NYSE Listing Rule 303A.08. This amount also includes 3,050,684 shares subject to outstanding restricted stock units and outstanding performance-based restricted stock units granted under our Hearsay Social Inc. 2019 Equity Incentive Plan, which was assumed in August 2024 in connection with our acquisition of Hearsay.
(6) This amount includes 1,229,221 shares available for issuance under our Hearsay Social, Inc. 2019 Equity Incentive Plan.

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

Comparison of Cumulative Total Return of YEXT, INC.
Index Value
750
500
250
0
04/13/17
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
01/31/26
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
Overview
Yext empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our Knowledge Graph (previously known as Yext Content), which is then delivered across first-and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple, Bing, Facebook, Gemini, Google, OpenAI, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages, Search, Social, Relate, and Scout, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
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
In August 2024, we acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4 "Business Combinations" to our consolidated financial statements for additional information.
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2026, for example, are to the fiscal year ended January 31, 2026.
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
Recent Developments
On February 10, 2026, we commenced an issuer self-tender offer (the “Tender Offer”) to purchase for cash up to $180.0 million in value of shares of our common stock at a price of not less than $5.75 nor greater than $6.50 per share, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal filed with the SEC on February 10, 2026, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026, unless the offer was extended or terminated. On March 4, 2026, we decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026, unless further extended or earlier terminated.

On August 18, 2025, we announced that Michael Walrath, Yext's Chief Executive Officer and Chairman on the Board of Directors, submitted a non-binding proposal to acquire all outstanding shares of Yext not already owned by him at a price of $9.00 per share in cash. Our Board of Directors formed a Special Committee of independent directors to evaluate the proposal, advised by independent legal and financial advisers. On February 2, 2026, we announced that Michael Walrath, our Chief Executive Officer and Chairman of the Board of Directors, had withdrawn his previously announced non-binding proposal.
On May 15, 2025, we entered into a credit agreement with funds and accounts managed by BlackRock as lenders, and Acquiom Agency Services LLC, as Administrative Agent (the “May 2025 Credit Agreement”), which provides for term loan facilities in aggregate principal amounts of up to $200.0 million. In connection with entry into the May 2025 Credit Agreement, we borrowed $100.0 million on May 15, 2025 and used a portion of the proceeds under the May 2025 Credit Agreement to pay all outstanding principal, interest and other amounts owing under our existing credit facility with Silicon Valley Bank, which was then terminated. On March 6, 2026, we borrowed an additional $50.0 million, which we intend to use in connection with the Tender Offer. See Note 12 "Debt" to our consolidated financial statements for additional information.
On February 7, 2025, we completed an acquisition of KabanaSoft, LLC, doing business as Places Scout (“Places Scout”), for a purchase price of $20.3 million in cash, subject to customary adjustments. The acquisition strengthens Yext’s ability to provide best-in-class competitive intelligence, benchmarking, and AI-powered insights. In addition, subject to the terms of the Unit Purchase Agreement, we agreed to grant approximately $10.0 million of incentive equity, based on current trading prices of Yext’s common stock, to certain key employees of Places Scout.
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
ARR is independent of historical revenue, unearned revenue, remaining performance obligations or any other accounting principles generally accepted in the United States of America, ("GAAP"), financial measure over any period. It should be considered in addition to, not as a substitute for, nor superior to or in isolation from, these measures and other measures prepared in accordance with GAAP. We believe ARR-based metrics provide insight into the performance of our recurring revenue business model while mitigating fluctuations in billing and contract terms.
The following table presents our ARR for customers with less than $50,000 of ARR and customers with ARR of $50,000 or more for the periods presented:

	January 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Customers with less than $50,000	$40,622	$47,402	$(6,780)	(14%)
Customers with $50,000 or more	403,633	395,260	8,373	2%
Total ARR	$444,255	$442,662	$1,593	—%
Change in ARR Presentation
Beginning in the fourth quarter of fiscal 2026 and as reflected in the immediately preceding table, we refined our presentation of ARR to show ARR for customers with ARR of less than $50,000 and for customers with ARR of $50,000 or more. This view of ARR better aligns with management's internal assessment of ARR and assists in the allocation of resources to better serve customers that more meaningfully impact our business. Prior to the fourth quarter of fiscal 2026, we presented ARR for Direct customers and Third-party Reseller customers as set forth below.
The following table presents our ARR for the periods presented based on our historical presentation, which we do not expect to refer to regularly in the future:

	January 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Direct Customers	$367,886	$368,201	$(315)	—%
Third-Party Reseller Customers	76,369	74,461	1,908	3%
Total ARR	$444,255	$442,662	$1,593	—%
ARR for Direct customers was defined as the annualized recurring amount of all contracts in our enterprise, mid-size and small business customer base as of the last day of the reporting period. The recurring amount of a contract was determined based upon the terms of a contract and was calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumed no subsequent changes to the existing subscription. Contracts included portions of professional services contracts that are recurring in nature.
ARR for Third-party Reseller customers was defined as the annualized recurring amount of all contracts with Third-party Reseller customers as of the last day of the reporting period. The recurring amount of a contract was determined based upon the terms of a contract and was calculated by dividing the amount of a contract by the term of the contract and then annualizing such amount. The calculation assumed no subsequent changes to the existing subscription. The calculation included the annualized contractual minimum commitment and amounts related to usage above the contractual minimum commitment. We calculated usage by annualizing monthly amounts in excess of contractual minimum commitments in the current month. Contracts included portions of professional services contracts that are recurring in nature.
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
This metric is calculated first by determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer expansion, contraction and churn. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based net retention rate. Any ARR obtained through merger and acquisition transactions does not affect the dollar-based net retention rate until one year from the date on which the transaction closed. The cohorts of customers that we present dollar-based net retention rate for include customers with ARR of less than $50,000, customers with ARR of $50,000 or more, and total customers. The cohort designation is based on the designation as of the 12 months prior to the end of the current period and does not reflect changes in cohort designation that may occur through the current period.
The following table provides our dollar-based net retention rate for the periods presented:

	January 31,
	2026	2025
Customers with less than $50,000	86%	88%
Customers with $50,000 or more	99%	94%
Total Customers	97%	93%
Change in Dollar-Based Net Retention Rate Presentation
Beginning in the fourth quarter of fiscal 2026 and as reflected in the immediately preceding table, our dollar-based net retention rate is presented for customers with ARR of less than $50,000 and customers with ARR of $50,000 or more to align with the presentation change in ARR discussed above. We believe this view of our dollar-based net retention rate better aligns with the way we evaluate and manage our business. Prior to the fourth quarter of fiscal 2026, we presented our dollar-based net retention rate based on Direct customers and Third-party Reseller customers, as set forth below.
The following table presents our dollar-based net retention rate for the periods presented based on our historical presentation, which we do not expect to refer to regularly in the future:

	January 31,
	2026	2025
Direct Customers	97%	92%
Third-Party Reseller Customers	99%	95%
Total Customers	97%	93%
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
This metric is calculated by first determining the ARR generated 12 months prior to the end of the current period for a cohort of customers who had active contracts at that time. We then calculate ARR from the same cohort of customers at the end of the current period, which includes customer contraction and churn, and excludes customer expansion. The current period ARR is then divided by the prior period ARR to arrive at our dollar-based gross retention rate. The cohort of customers that we present dollar-based gross retention rate for include customers with ARR of less than $50,000, customers with ARR of $50,000 or more, and total customers. The cohort designation is based on the designation as of the 12 months prior to the end of the current period and does not reflect changes in cohort designation that may occur through the current period.
The following table provides our dollar-based gross retention rate for the periods presented:

	January 31,
	2026	2025
Customers with less than $50,000	75%	77%
Customers with $50,000 or more	90%	88%
Total Customers	88%	86%
Change in Dollar-Based Net Retention Rate Presentation
Beginning in the fourth quarter of fiscal 2026 and as reflected in the immediately preceding table, our dollar-based gross retention rate is presented for customers with ARR of less than $50,000 and customers with ARR of $50,000 or more to align with the presentation change in ARR discussed above. We believe this view of our dollar-based gross retention rate better aligns with the way we evaluate and manage our business. Prior to the fourth quarter of fiscal 2026, we presented our dollar-based gross retention rate based on Direct customers and Third-party Reseller customers, as set forth below.
The following table presents our dollar-based gross retention rate for the periods presented based on our historical presentation, which we do not expect to refer to regularly in the future:

	January 31,
	2026	2025
Direct Customers	89%	86%
Third-Party Reseller Customers	85%	87%
Total Customers	88%	86%

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
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses and asset impairments associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, general and administrative expenses include bad debt expense and other professional related costs, which include acquisition-related costs, as well as fair value adjustments related to contingent consideration.

Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025. For a discussion of our results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

(in thousands)	Fiscal year ended January 31,
	2026	2025
Revenue	$446,579	$420,957
Cost of revenue(1)	114,068	96,364
Gross profit	332,511	324,593
Operating expenses:
Sales and marketing(1)	134,765	174,779
Research and development(1)	89,874	77,201
General and administrative(1)	63,323	105,061
Total operating expenses	287,962	357,041
Income (loss) from operations	44,549	(32,448)
Interest income	3,856	6,102
Interest expense	(7,575)	(967)
Other expense, net	(704)	(745)
Income (loss) from operations before income taxes	40,126	(28,058)
(Provision for) benefit from income taxes	(2,255)	110
Net income (loss)	$37,871	$(27,948)
(1) See Note 10 "Stock-Based Compensation" to our consolidated financial statements for amounts included.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Fiscal year ended January 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	26	23
Gross profit	74.5	77.1
Operating expenses:
Sales and marketing	30	42
Research and development	20	18
General and administrative	14	25
Total operating expenses	64	85
Income (loss) from operations	10	(8)
Interest income	1	1
Interest expense	(2)	—
Other expense, net	—	—
Income (loss) from operations before income taxes	9	(7)
(Provision for) benefit from income taxes	(1)	—
Net income (loss)	8%	(7%)
Note: Numbers rounded for presentation purposes and may not sum.
Fiscal Year Ended January 31, 2026 Compared to Fiscal Year Ended January 31, 2025
Revenue

	Fiscal year ended January 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Revenue	$446,579	$420,957	$25,622	6%
Cost of revenue	114,068	96,364	17,704	18%
Gross profit	$332,511	$324,593	$7,918	2%
Gross margin	74.5%	77.1%
Total revenue was $446.6 million for the fiscal year ended January 31, 2026, compared to $421.0 million for the fiscal year ended January 31, 2025, an increase of $25.6 million or 6%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. Revenue recognized from subscriptions and associated support to our platform was 94% and 93%, while revenue recognized from professional services was 6% and 7%, for the fiscal years ended January 31, 2026 and 2025, respectively.
Revenue for the fiscal year ended January 31, 2026 included a positive impact from foreign currency exchange rates of approximately $3.3 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
The following table summarizes our revenue by sales channel for the periods presented:

	Fiscal year ended January 31,		Variance
	2026	2025	Dollars	Percent
(in thousands)
Direct Customers	$372,485	$346,951	$25,534	7%
Third-Party Reseller Customers	74,094	74,006	88	—%
Total Revenue	$446,579	$420,957	$25,622	6%
Revenue attributable to direct customers was $372.5 million for the fiscal year ended January 31, 2026, compared to $347.0 million for the fiscal year ended January 31, 2025, an increase of $25.5 million or 7%. The increase was entirely driven by the inclusion of Hearsay’s revenue as a result of the acquisition which was completed on August 1, 2024. Revenue attributable to third-party reseller customers was $74.1 million for the fiscal year ended January 31, 2026, compared to $74.0 million for the fiscal year ended January 31, 2025, remaining relatively consistent. As we no longer regularly evaluate or assess performance by sales channel, the above disaggregation of revenue is not expected to be referred to on a consistent basis in the future.
Cost of Revenue and Gross Margin
Cost of revenue was $114.1 million for the fiscal year ended January 31, 2026, compared to $96.4 million for the fiscal year ended January 31, 2025, an increase of $17.7 million, or 18%. The increase was primarily driven by a $5.5 million increase in amortization expense related to acquired intangible assets largely related to the acquisition of Hearsay, as well as a $1.2 million increase related to royalties and integration fees. In addition, personnel-related costs increased $3.6 million reflecting higher headcount, data center costs increased $2.7 million, and asset impairment charges of $2.5 million were recognized in connection with subleasing activity related to our corporate headquarters.
Gross margin was 74.5% for the fiscal year ended January 31, 2026, compared to 77.1% for the fiscal year ended January 31, 2025 as reflected in the discussion above.
Operating Expenses

	Fiscal year ended January 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Sales and marketing	$134,765	$174,779	$(40,014)	(23%)
Research and development	$89,874	$77,201	$12,673	16%
General and administrative	$63,323	$105,061	$(41,738)	(40%)
Sales and marketing expense was $134.8 million for the fiscal year ended January 31, 2026, compared to $174.8 million for the fiscal year ended January 31, 2025, a decrease of $40.0 million, or 23%. The decrease was primarily driven by employee-related costs, as personnel-related costs decreased $26.4 million and stock-based compensation expense decreased $8.2 million, reflecting lower headcount. In addition, advertising costs decreased $2.8 million and conferences and events decreased $2.4 million. These decreases were offset by a $3.7 million increase in amortization expense largely related to acquired intangible assets from the Hearsay acquisition, and asset impairment charges of $2.3 million recognized in connection with subleasing activity related to our corporate headquarters.
Research and development expense was $89.9 million for the fiscal year ended January 31, 2026, compared to $77.2 million for the fiscal year ended January 31, 2025, an increase of $12.7 million, or 16%. The increase was primarily driven by employee-related costs, as personnel-related costs increased $2.5 million reflecting higher headcount, and stock-based compensation expense increased $3.6 million, largely due to awards granted in connection with the acquisition of Places Scout. In addition, software expense increased $1.0 million, and asset impairment charges of $2.1 million were recognized in connection with subleasing activity related to our corporate headquarters.
General and administrative expense was $63.3 million for the fiscal year ended January 31, 2026, compared to $105.1 million for the fiscal year ended January 31, 2025, a decrease of $41.7 million or 40%. The decrease was primarily driven by the acquisition of Hearsay on August 1, 2024, which resulted in $8.8 million of costs associated with the incentive pool being incurred during the fiscal year ended January 31, 2025, as well as changes in the fair value of contingent consideration of $34.1 million. See Note 6 "Fair Value of Financial Instruments" to our consolidated financial statements for additional information on contingent consideration. In addition, professional related costs decreased $2.3 million largely due to acquisition-related costs in connection with the Hearsay acquisition on August 1, 2024, which were primarily incurred in the fiscal year ended January 31, 2025. These decreases were offset by $2.1 million of payroll tax contingencies for a non-recurring state payroll withholding tax audit expected to be settled in the first half of fiscal 2027, a $1.7 million increase in stock-based compensation expense, largely due to awards granted to certain executives including performance-based RSUs, and impairment charges of $1.7 million that were recognized in connection with subleasing activity related to our corporate headquarters.
Net Income (Loss)
Net income was $37.9 million for the fiscal year ended January 31, 2026, compared to a net loss of $27.9 million for the fiscal year ended January 31, 2025.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense, acquisition-related costs, amortization of acquired intangibles, asset impairments, strategic transaction costs, and payroll tax contingencies, as well as the related income tax effect of these adjustments. Acquisition-related costs include transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. Strategic transaction costs relate to third-party costs incurred in connection with Michael Walrath’s, Yext’s Chief Executive Officer and Chairman on the Board of Directors, non-binding proposal to acquire all outstanding shares. Payroll tax contingencies are related to a state payroll withholding tax audit expected to be settled in the first half of fiscal 2027 that are not expected to recur. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, acquisition-related costs, amortization of acquired intangibles, asset impairments, strategic transaction costs, and payroll tax contingencies, which may vary for reasons unrelated to overall operating performance.
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
Adjusted EBITDA is a non-GAAP financial measure that we believe offers a useful view of overall operations used to assess the performance of core business operations and for planning purposes. We define Adjusted EBITDA as GAAP net income (loss) before (1) interest income (expense), net, (2) (provision for) benefit from income taxes, (3) depreciation and amortization, (4) other income (expense), net, (5) stock-based compensation expense, (6) acquisition-related costs, (7) asset impairments, (8) strategic transaction costs and (9) payroll tax contingencies. The most directly comparable GAAP financial measure to Adjusted EBITDA is GAAP net income (loss). Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to GAAP net income (loss) as a measure of operating performance.
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
Recent Changes in Non-GAAP Metrics
During the fiscal year ended January 31, 2026, we revised our definitions of Non-GAAP net income (loss) and Adjusted EBITDA to include adjustments for asset impairment charges associated with subleasing floors of our corporate offices, as well as strategic transaction costs related to third-party costs incurred for Michael Walrath’s, Yext’s Chief Executive Officer and Chairman on the Board of Directors, non-binding proposal to acquire all outstanding shares, and payroll tax contingencies related to a non-recurring state payroll withholding tax audit. We believe these changes provide investors with a view of continuing core operations without the effects of these items, which may vary for reasons unrelated to overall operating performance.
We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged as no strategic transaction costs, asset impairments, or payroll tax contingencies occurred.

The following table reconciles our GAAP net income (loss) to non-GAAP net income (loss):

	Fiscal year ended January 31,
(in thousands)	2026	2025
GAAP net income (loss)	$37,871	$(27,948)
Plus: Stock-based compensation expense	48,711	51,780
(Less) Plus: Acquisition-related costs	(25,416)	29,176
Plus: Amortization of acquired intangibles	16,240	7,097
Less: Tax adjustment	(21,238)	(15,109)
Plus: Asset impairments	8,552	—
Plus: Strategic transaction costs	1,811	—
Plus: Payroll tax contingencies	2,105	—
Non-GAAP net income	$68,636	$44,996
The following table reconciles our GAAP net income (loss) to Adjusted EBITDA:

	Fiscal year ended January 31,
(in thousands)	2026	2025
GAAP net income (loss)	$37,871	$(27,948)
Interest expense (income), net	3,719	(5,135)
Provision for (benefit from) income taxes	2,255	(110)
Depreciation and amortization	26,986	18,531
Other expense	704	745
Stock-based compensation expense	48,711	51,780
Acquisition-related costs	(25,416)	29,176
Asset impairments	8,552	—
Strategic transaction costs	1,811	—
Payroll tax contingencies	2,105	—
Adjusted EBITDA	$107,298	$67,039
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Fiscal year ended January 31,
(in thousands)	2026	2025	Growth Rates
Revenue (GAAP)	$446,579	$420,957	6%
Effects of foreign currency rate fluctuations	(3,323)
Revenue on a constant currency basis (Non-GAAP)	$443,256		5%

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
The following table provides a reconciliation of GAAP Cash flow provided by operating activities to free cash flow:

	Fiscal year ended January 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$55,847	$50,211
Less: Capital expenditures inclusive of capitalized software development costs	(2,557)	(2,085)
Free cash flow	$53,290	$48,126
Operating cash flow margin	13%	12%
Free cash flow margin	12%	11%
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash and cash equivalents of $154.1 million. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
BlackRock

On May 15, 2025, we entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” and borrowings under the Term Loan Facilities, the “Term Loans”). The Term Loan Facilities mature on May 15, 2030. We borrowed $100.0 million under the Initial Term Loan Facility on May 15, 2025, and we borrowed $50.0 million under the Delayed Draw Term Loan Facility on March 6, 2026. The proceeds of the term loans made under the Initial Term Loan Facility were used to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes, and we intend to use the proceeds of the term loans made under the Delayed Draw Term Loan Facility in connection with the Tender Offer.
The Term Loan Facilities bear interest, at our option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in quarterly arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of January 31, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain of our subsidiaries and secured by a lien on substantially all of our property and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions that, among other things, restrict our and our subsidiaries' ability to repurchase stock, incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require us to maintain minimum qualified cash of at least $35.0 million at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
The Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which our annualized recurring revenue is less than $350.0 million.
In connection with the May 2025 Credit Agreement, we incurred original issue discount costs of $1.0 million and debt issuance costs of $0.8 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of January 31, 2026, we were in compliance with all debt covenants.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the fiscal year ended January 31, 2026, 9,417,849 shares were purchased and as of January 31, 2026, approximately $14.9 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Tender Offer
On February 10, 2026, we announced the commencement of the Tender Offer to purchase for cash up to $180.0 million in value of shares of our common stock at a price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, we decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026, unless further extended or earlier terminated.

Cash Flows
In this section, we discuss our cash flows for the fiscal years ended January 31, 2026 and 2025. For a discussion of our cash flows for the fiscal year ended January 31, 2024, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
The following table summarizes our cash flows:

	Fiscal year ended January 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$55,847	$50,211
Net cash used in investing activities	$(21,358)	$(91,492)
Net cash used in financing activities	$(9,523)	$(28,541)
Operating Activities
Net cash provided by operating activities of $55.8 million for the fiscal year ended January 31, 2026 reflected our net income of $37.9 million, adjusted by non-cash charges including stock-based compensation expense of $48.7 million, depreciation and amortization expense of $27.0 million, amortization of operating lease right-of-use assets of $9.4 million, asset impairment charges of $8.6 million, and bad debt expense of $3.1 million. These non-cash charges were offset by $28.6 million related to adjustments to contingent consideration. In addition, there were positive adjustments resulting from changes in other long term assets of $6.5 million, and costs to obtain revenue contracts of $3.0 million. These increases were offset by changes in unearned revenue of $15.7 million, operating lease liabilities of $14.3 million, other long term liabilities of $12.0 million, accounts receivable of $8.3 million, mainly due to timing of billing and cash collections during the period, prepaid expenses and other current assets of $5.2 million, and accounts payable, accrued expenses and other current liabilities of $4.9 million.
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
Investing Activities
Net cash used in investing activities of $21.4 million for the fiscal year ended January 31, 2026 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $2.6 million.
Net cash used in investing activities of $91.5 million for the fiscal year ended January 31, 2025 reflected cash outflows of $89.4 million related to cash paid, net of cash acquired, in the acquisition of Hearsay, as well as capital expenditures of $2.1 million.
Financing Activities
Net cash used in financing activities of $9.5 million for the fiscal year ended January 31, 2026 reflected cash outflows of $67.4 million associated with repurchases of common stock as part of our share repurchase program, as well as $23.0 million associated with payments for taxes related to the net share settlement of stock-based compensation awards, and deferred acquisition payments of $22.0 million made in connection with the Hearsay acquisition. This was offset by proceeds from debt issuance of $99.0 million related to the May 2025 Credit Agreement and $2.9 million of net proceeds from employee stock purchase plan withholdings.
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
Contractual Obligations
See Note 15 "Commitments and Contingencies" to our consolidated financial statements for further discussion on contractual obligations.

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
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of our assets and liabilities. We classify all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for income taxes on the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes on our consolidated statement of operations and comprehensive income (loss).

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
Contingent consideration arrangements entered in connection with a business combination are measured at fair value on the acquisition date and in subsequent reporting periods. Changes in in fair value associated with these arrangements are recorded in our consolidated statements of operations and comprehensive income (loss). These arrangements require management to make significant estimates and judgments that include, but are not limited to the future estimated achievement of earnout milestones, estimated timing of payments, and discount rates. These estimates are subject to changes in events and circumstances that arise over the duration of the arrangements.
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
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on January 31, 2026 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of January 31, 2026, we had cash and cash equivalents of $154.1 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot assure you that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical change of 1% in the interest rate as of January 31, 2026 would impact our annual interest expense by approximately $1.0 million.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yext, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
The Company recorded consolidated revenue of $447 million for the year ended January 31, 2026, and $218 million of unearned revenue as of January 31, 2026. As described in Note 2 to the consolidated financial statements, the Company primarily earns revenue from subscriptions and associated support to the platform. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

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
March 10, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Yext, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Yext, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Yext, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 10, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young, LLP
New York, New York
March 10, 2026

YEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2026	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$154,123	$123,133
Restricted cash, current	1,500	9,671
Accounts receivable, net of allowances of $2,345 and $2,014, respectively	120,637	112,942
Prepaid expenses and other current assets	21,253	18,094
Costs to obtain revenue contracts, current	20,291	21,961
Total current assets	317,804	285,801
Property and equipment, net	30,088	39,689
Operating lease right-of-use assets	50,908	67,452
Restricted cash, non-current	13,551	5,850
Costs to obtain revenue contracts, non-current	10,663	11,145
Goodwill	110,801	96,782
Intangible assets, net	85,133	94,247
Other long term assets	2,828	9,112
Total assets	$621,776	$610,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$52,528	$70,022
Unearned revenue, current	217,465	229,144
Operating lease liabilities, current	18,590	18,604
Contingent consideration, current	8,200	26,944
Total current liabilities	296,783	344,714
Operating lease liabilities, non-current	61,915	76,809
Long term debt, net	97,959	—
Contingent consideration, non-current	—	18,056
Other long term liabilities	5,698	17,306
Total liabilities	462,355	456,885
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at January 31, 2026 and 2025; zero shares issued and outstanding at January 31, 2026 and 2025	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at January 31, 2026 and 2025, respectively; 158,368,658 and 153,017,243 shares issued at January 31, 2026 and 2025, respectively; 122,933,027 and 126,999,461 shares outstanding at January 31, 2026 and 2025, respectively	158	153
Additional paid-in capital	1,027,900	996,477
Accumulated other comprehensive loss	(1,569)	(5,969)
Accumulated deficit	(669,249)	(707,120)
Treasury stock, at cost	(197,819)	(130,348)
Total stockholders’ equity	159,421	153,193
Total liabilities and stockholders’ equity	$621,776	$610,078

See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Fiscal year ended January 31,
	2026	2025	2024
Revenue	$446,579	$420,957	$404,322
Cost of revenue	114,068	96,364	87,468
Gross profit	332,511	324,593	316,854
Operating expenses:
Sales and marketing	134,765	174,779	178,830
Research and development	89,874	77,201	72,040
General and administrative	63,323	105,061	72,185
Total operating expenses	287,962	357,041	323,055
Income (loss) from operations	44,549	(32,448)	(6,201)
Interest income	3,856	6,102	7,094
Interest expense	(7,575)	(967)	(470)
Other expense, net	(704)	(745)	(761)
Income (loss) from operations before income taxes	40,126	(28,058)	(338)
(Provision for) benefit from income taxes	(2,255)	110	(2,292)
Net income (loss)	$37,871	$(27,948)	$(2,630)

Net income (loss) per share attributable to common stockholders, basic	$0.31	$(0.22)	$(0.02)
Net income (loss) per share attributable to common stockholders, diluted	$0.07	$(0.22)	$(0.02)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	123,563,958	126,850,809	124,056,949
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	129,912,882	126,850,809	124,056,949

Other comprehensive income (loss):
Foreign currency translation adjustment	$4,409	$(1,792)	$(568)
Unrealized (loss) gain on marketable securities, net	(9)	6	2
Total comprehensive income (loss)	$42,271	$(29,734)	$(3,196)
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Equity
Balance, January 31, 2023	122,335	$142	$897,368	$(3,617)	$(676,542)	$(89,328)	$128,023
Exercise of stock options	1,704	2	9,376	—	—	—	9,378
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,952	3	(13,017)	—	—	—	(13,014)
Issuance of restricted stock	75	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	782	1	3,671	—	—	—	3,672
Stock-based compensation	—	—	45,224	—	—	—	45,224
Repurchase of common stock	(2,981)	—	—	—	—	(22,913)	(22,913)
Other comprehensive loss	—	—	—	(566)	—	—	(566)
Net loss	—	—	—	—	(2,630)	—	(2,630)
Balance, January 31, 2024	124,867	148	942,622	(4,183)	(679,172)	(112,241)	147,174
Exercise of stock options	367	1	1,290	—	—	—	1,291
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	3,509	4	(3,189)	—	—	—	(3,185)
Issuance of restricted stock	138	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	805	—	3,689	—	—	—	3,689
Stock-based compensation	—	—	52,065	—	—	—	52,065
Repurchase of common stock	(2,687)	—	—	—	—	(18,107)	(18,107)
Other comprehensive loss	—	—	—	(1,786)	—	—	(1,786)
Net loss	—	—	—	—	(27,948)	—	(27,948)
Balance, January 31, 2025	126,999	153	996,477	(5,969)	(707,120)	(130,348)	153,193
Exercise of stock options	341	—	2,154	—	—	—	2,154
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	4,339	4	(23,014)	—	—	—	(23,010)
Issuance of restricted stock	67	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	605	1	3,166	—	—	—	3,167
Stock-based compensation	—	—	49,117	—	—	—	49,117
Repurchase of common stock	(9,418)	—	—	—	—	(67,471)	(67,471)
Other comprehensive income	—	—	—	4,400	—	—	4,400
Net income	—	—	—	—	37,871	—	37,871
Balance, January 31, 2026	122,933	$158	$1,027,900	$(1,569)	$(669,249)	$(197,819)	$159,421
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended January 31,
	2026	2025	2024
Operating activities:
Net income (loss)	$37,871	$(27,948)	$(2,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	26,986	18,531	15,805
Impairment of long-lived assets	8,552	—	—
Bad debt expense	3,078	1,665	888
Stock-based compensation expense	48,711	51,780	44,961
Amortization of operating lease right-of-use assets	9,420	8,729	8,804
Adjustments to contingent consideration	(28,600)	5,500	—
Other, net	714	(2,597)	540
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(8,315)	(1,122)	518
Prepaid expenses and other current assets	(5,246)	(397)	755
Costs to obtain revenue contracts	3,049	10,048	8,818
Other long term assets	6,528	351	896
Accounts payable, accrued expenses and other current liabilities	(4,866)	17,037	(10,176)
Unearned revenue	(15,689)	(20,464)	(11,252)
Operating lease liabilities	(14,327)	(11,095)	(11,687)
Other long term liabilities	(12,019)	193	(83)
Net cash provided by operating activities	55,847	50,211	46,157
Investing activities:
Capital expenditures	(2,557)	(2,085)	(2,728)
Cash paid in acquisitions, net of cash acquired	(18,801)	(89,407)	—
Net cash used in investing activities	(21,358)	(91,492)	(2,728)
Financing activities:
Proceeds from exercise of stock options	2,154	1,290	9,405
Proceeds from debt issuance	99,000	—	—
Repurchase of common stock	(67,431)	(17,907)	(23,086)
Payments for taxes related to net share settlement of stock-based compensation awards	(22,974)	(10,826)	(13,015)
Payments of deferred financing costs	(1,118)	(853)	(452)
Deferred acquisition payments	(22,009)	(3,542)	—
Proceeds, net from employee stock purchase plan withholdings	2,855	3,297	3,894
Net cash used in financing activities	(9,523)	(28,541)	(23,254)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,554	(1,708)	(205)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,520	(71,530)	19,970
Cash, cash equivalents and restricted cash at beginning of period	138,654	210,184	190,214
Cash, cash equivalents and restricted cash at end of period	$169,174	$138,654	$210,184
Supplemental disclosure of cash flow data:
Cash paid on interest	$6,491	$9	$—
Cash paid on income taxes	$3,569	$3,176	$2,716

Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Cash and cash equivalents	$154,123	$123,133	$210,184
Restricted cash, current and non-current	15,051	15,521	—
Total cash, cash equivalents and restricted cash	$169,174	$138,654	$210,184
See the accompanying notes to the consolidated financial statements.

YEXT, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Yext, Inc. ("Yext" or the "Company") empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. The Company's digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in the Company's Knowledge Graph (previously known as Yext Content), which is then delivered across first- and third-party websites and applications through its network of over 200 service and application providers, which the Company refers to as its Publisher Network. The Company's platform powers all of the Company's key products, including Listings, Reviews, Pages, Search, Social, Relate, and Scout, each with robust analytics capabilities for businesses to easily track performance across customer experiences.
In August 2024, the Company acquired Hearsay Social, Inc., a digital client engagement platform for financial services ("Hearsay"). See Note 4 "Business Combinations" for additional information.
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2026, for example, are to the fiscal year ended January 31, 2026.
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
The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive income (loss). See Note 4 "Business Combinations" for details.
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
Costs capitalized to obtain new revenue contracts are amortized on a straight-line basis over three years, which reflects the average benefit period, and may be longer than the initial contract period. The Company determined the average benefit period having considered both qualitative and quantitative factors, including the estimated life of capitalized software development costs resulting from additional functionality to the Company's platform and estimated customer life, among other such factors. The Company amortizes costs capitalized for contract renewals over the renewal term, reflecting the average benefit period for such renewals, which is typically one year. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss).
The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment.
During the fiscal years ended January 31, 2026 and 2025, the Company capitalized $24.1 million and $20.9 million of costs to obtain revenue contracts respectively, and amortized $26.3 million, $31.2 million and $36.4 million to sales and marketing expense as of January 31, 2026, 2025, and 2024, respectively. Costs capitalized to obtain revenue contracts on the Company's consolidated balance sheet totaled $31.0 million and $33.1 million at January 31, 2026 and 2025, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Cost of Revenue
Cost of revenue is generally expensed as incurred, including personnel-related costs, costs associated with the Company’s Publisher Network application providers, and data center costs. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized in cost of revenue as depreciation expense in accordance with the “capitalized software development costs” section of this Note. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as lease expenses and asset impairments associated with office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes professional related costs and software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of the business, which is also allocated based on employee headcount.

Stock-Based Compensation
Stock-based compensation for all employee stock-based awards, including restricted stock units, restricted stock, performance-based restricted stock units, and options to purchase common stock, is measured at fair value on the date of grant and recognized over the service period.
The fair value of restricted stock units and restricted stock are estimated on the date of grant based on the fair value of the Company’s common stock. The fair value of performance-based restricted stock units are estimated on the date of grant for which the Company applies a Monte Carlo simulation model when the award contains market conditions. The fair value of employee stock options is estimated on the date of grant using a Black-Scholes option-pricing model.
Stock-based compensation expense is generally recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units, restricted stock and performance-based restricted stock units, and four years for options. The estimated forfeiture rate applied is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. For awards containing performance conditions, stock-based compensation is recognized when it becomes probable that the underlying performance targets will be achieved. For awards containing market conditions, stock-based compensation is recognized over the requisite service period irrespective of whether the market conditions are achieved, provided the service requirement is fulfilled.
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
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred. Advertising expenses were $0.9 million, $3.7 million and $3.9 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively and are included within sales and marketing expense in the consolidated statement of operations and comprehensive income (loss).
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
Capitalized Software Development Costs
The Company capitalizes certain software development costs included as software in progress or computer software within property and equipment, net. These costs are incurred in connection with additional functionality to the Company's platform, as well as internal-use projects during the application development stage and include elements of stock-based compensation. Computer software is recognized on a straight-line basis over an estimated useful life of 2 to 3 years. Capitalized software development costs incurred in connection with additional functionality to the Company's platform are recognized as depreciation expense in cost of revenue within the consolidated statement of operations and comprehensive income (loss). Capitalized software development costs incurred in internal-use projects are recognized as depreciation expense and are allocated based on employee headcount. Capitalized software development costs, net were $3.2 million and $2.1 million as of fiscal years ended January 31, 2026 and 2025, respectively, and primarily related to costs incurred in connection with additional functionality to the Company's platform. Depreciation expense associated with capitalized software development costs was $1.8 million during both the fiscal years ended January 31, 2026 and 2025 and $3.2 million for fiscal year ended January 31, 2024.
Software costs that meet the cloud computing arrangements criteria are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other” and are recognized on a straight-line basis over the term of the arrangement, plus reasonably certain renewals. Capitalized costs included in prepaid expenses and other current assets were $0.4 million and $0.3 million as of January 31, 2026 and 2025 respectively, and $0.3 million, $0.5 million, and $1.0 million were amortized during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Software costs that do not meet the capitalization criteria, including costs incurred in the maintenance and minor upgrade and enhancement of software without additional functionality, are expensed as incurred.
The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” under which deferred income taxes are provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The Company classifies all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for income taxes on the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date.
The Company reduces deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. See Note 13 "Income Taxes" for additional information on the composition of these valuation allowances.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes on the consolidated statement of operations and comprehensive income (loss).
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock, restricted stock units and performance-based restricted stock units are excluded from the denominator of basic net income (loss) per share. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares for the period, including any dilutive effect from such shares. See Note 16 "Net Income (Loss) Per Share Attributable to Common Stockholders" for further discussion.
Foreign Currency
The functional currency of the Company’s non-U.S. subsidiaries is generally the local currency. The Company translates the financial statements of its non-U.S. subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included within other expense, net in the consolidated statements of operations and comprehensive income (loss).
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. At January 31, 2026 and 2025, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents.
Restricted cash as of January 31, 2026, consists of $15.1 million related to collateralized amounts held in relation to leased offices, and funds held in escrow in connection with the acquisition of Places Scout for certain post-closing indemnification obligations.
Marketable Securities
The Company's investments in marketable securities may consist of debt securities, including U.S. treasury securities, corporate bonds, and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company considers all of its investments in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. All marketable securities are carried at estimated fair value. Credit losses related to marketable securities are recorded, net in the consolidated statements of operations and comprehensive income (loss) through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As of January 31, 2026, 2025, and 2024 no credit losses related to marketable securities were recorded by the Company. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive (loss) income, as a component of stockholders’ equity.

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

(in thousands)	Fair Value
Allowance for doubtful accounts as of January 31, 2024	$1,013
Additions	1,665
Additions related to Hearsay beginning balance at August 1, 2024	94
Deductions - write offs	(758)
Allowance for doubtful accounts as of January 31, 2025	2,014
Additions	3,078
Deductions - write offs	(2,747)
Allowance for doubtful accounts as of January 31, 2026	$2,345
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Furniture and fixtures have an estimated useful life of five years. Office equipment has an estimated useful life of three years. Computer software, which includes capitalized software development costs, has an estimated useful life of two to three years. Leasehold improvements and assets held under operating leases are depreciated over the shorter of the term of the lease or their useful life. Upon retirement or sale of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss). Repairs and maintenance costs are expensed as incurred.
The Company evaluates the recoverability of property and equipment (including right-of-use assets) when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows for the asset group are less than its carrying value, an impairment loss is measured as the amount by which the carrying amount of the assets exceeds its fair value.
Leases
The Company accounts for leases in accordance with ASC Topic 842, "Leases." Lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred in the statement of operations and comprehensive income (loss). The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less ("short-term leases") on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this accounting standard on January 31, 2026. See Note 13 "Income Taxes" for additional information.
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

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
North America	$361,592	$336,323	$318,502
International	84,987	84,634	85,820
Total revenue	$446,579	$420,957	$404,322
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
The Company's revenue attributable to the United States represented 81%, 80%, and 79% for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. Revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18%, 19% and 20% of total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. No other individual country represented more than 10% of total revenue during the fiscal years ended January 31, 2026, 2025 and 2024.

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
The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 6%, 7% and 8% of the Company's total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $4.5 million and $1.7 million as of January 31, 2026 and 2025, respectively. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of January 31, 2026 and 2025, unearned revenue, current was $217.5 million and $229.1 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's consolidated balance sheet was $0.4 million and $0.6 million, respectively. Unearned revenue represents amounts billed, or payments received, in advance of revenue recognition for which the Company has an unconditional obligation to transfer goods or services associated with a non-cancelable contract. Unearned revenue is subsequently recognized as revenue when transfer of control to a customer has occurred. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, and invoice duration, timing and size. The portion of unearned revenue expected to be recognized during the succeeding twelve-month period is classified as unearned revenue, current, and the remaining portion is classified within other long term liabilities in the Company’s consolidated balance sheet.
Revenue recognized of $228.0 million during the fiscal year ended January 31, 2026 was included in unearned revenue, current as of January 31, 2025.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. Customer deposits was $0.4 million and $0.2 million as of January 31, 2026 and 2025, respectively, and was included in accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of January 31, 2026, the Company had $513.3 million of remaining performance obligations, of which $452.4 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2025, the Company had $490.1 million of remaining performance obligations.

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
Cash consideration and liabilities incurred of $132.5 million includes the base purchase price of $125.0 million and customary adjustments set forth in the merger agreement. The cash consideration includes $17.2 million of payments held in escrow as partial security for certain indemnification obligations of the former holders of Hearsay equity. Amounts held in escrow were reflected on the Company's consolidated balance sheet at the acquisition date within restricted cash (current and non-current) as the funds are owned by the Company until settlement. In connection with the amounts held in escrow, the Company recognized a corresponding liability on its consolidated balance sheet at the acquisition date at its present value of $16.6 million to reflect the amounts payable to former Hearsay equity holders following the resolution of contingencies surrounding the amounts held in escrow. The liability will be accreted to its contractual value over the estimated escrow period with changes in the liability being recorded within interest expense on the Company's consolidated statements of operations and comprehensive income (loss). During the three months ended April 30, 2025 interest expense of $0.5 million was recognized, which encompassed all remaining accretion. As of January 31, 2026, all escrow amounts have been fully released with the corresponding cash outflows being categorized as deferred acquisition payments in the Company's consolidated statement of cash flows.
The purchase price also includes $39.8 million of contingent consideration related to an earnout arrangement, inclusive of a $0.3 million measurement period adjustment recorded during the three months ended April 30, 2025 based on refined estimates. Under the terms of the earnout arrangement, the Company may be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain Annual Recurring Revenue ("ARR") milestones over a two-year period which will end in September 2026. The portion of the earnout arrangement included within contingent consideration excludes amounts attributable to employees of Hearsay that held unvested awards as of the acquisition date, for which earnout payments are subjected to future service. Accordingly, these amounts represent compensation expense in the post-acquisition period. Payment of the earnout can be settled in cash or shares at the Company's election. As the first year of the earnout lapsed, the Company was required to pay $10.5 million, of which $8.6 million was paid as of January 31, 2026, and the remaining $1.9 million was paid in February 2026.
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
The Company is also required to make additional payments related to a $20.0 million incentive pool that can be settled in cash or shares at the Company's election, shortly after the first anniversary of the acquisition date. Approximately $8.8 million of this pool is to be paid to Hearsay founders and early employees, and is not contingent on future service being provided. This amount was recognized immediately in the post-acquisition period in operating expenses, within general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss). The remaining amount of the incentive pool is allocated to employees generally subject to continued employment of one-year from the acquisition date. In addition, a transaction bonus of $1.5 million is payable to individuals determined by Hearsay and deemed to be compensation expense attributable to the post-acquisition period. Amounts attributable to the remaining incentive pool and transaction bonus will be expensed in the post-Acquisition period over the requisite service period. As of September 1, 2025, all remaining payments related to the incentive pool were settled in cash for $18.2 million. In aggregate, incentive pool payments totaled $19.9 million, with forfeitures amounting to $0.1 million.
Acquisition-related costs related to Hearsay totaled $11.2 million for the fiscal year ended January 31, 2026. These costs were expensed as incurred and include $8.8 million related to the portion of the incentive pool attributable to Hearsay founders and early employees, as well as professional fees. Acquisition-related costs are presented within general and administrative expense in the Company's consolidated statement of operations and comprehensive income (loss).
The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

(amounts in thousands)
Assets acquired:
Cash and cash equivalents	$26,362
Accounts receivable, net	5,619
Prepaid expenses and other current assets	2,454
Property and equipment, net	399
Operating lease right-of-use assets	414
Other long term assets(1)	5,942
Liabilities assumed:
Accounts payable, accrued expenses, and other current liabilities	(5,127)
Operating lease liabilities, current	(74)
Unearned revenue, current	(37,672)
Operating lease liabilities, non-current	(340)
Other long term liabilities(1)(2)	(11,340)
Identifiable intangible assets acquired(3)	101,850
Net assets acquired	$88,487
Goodwill	$92,240
Total consideration(4)(5)	$180,727
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
The Company determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. During the fiscal year ended January 31, 2026, the Company refined its estimates pertaining to the valuation of intangibles which resulted in an increase of $9.9 million in intangible assets, a $1.7 million increase in deferred tax liabilities, as well as an increase to the useful life of the customer relationships from 12 years to 13 years. During the three months ended April 30, 2025, the Company further refined its estimates in connection with finalizing its valuation of intangible assets. Additional measurement period adjustments were recorded resulting in an increase of $0.7 million in intangible assets and a $0.2 million increase in deferred tax liabilities. See Note 7 "Goodwill and Intangible Assets" for additional information.
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
Intangible Assets
The following table sets forth the amounts, allocated to the intangible assets identified and their estimated useful lives as of the acquisition date:

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
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of fiscal year 2025, nor are they indicative of future results of operations:

(in thousands)	Fiscal Year Ended January 31,
2025
Revenue	$452,129
Net loss	$(25,225)

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
The purchase price of $20.3 million was allocated to intangible assets including technology and customer relationships, totaling $5.6 million and $0.9 million, respectively, and the remaining $13.8 million was allocated to goodwill. The goodwill recognized is deductible for income tax purposes.
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
5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,227	$—	$—	$36,227
Commercial paper	29,904	—	(9)	29,895
U.S. treasury securities	29,876	—	—	29,876
Total marketable securities	$96,007	$—	$(9)	$95,998

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,371	$—	$—	$36,371
Total marketable securities	$36,371	$—	$—	$36,371
As of January 31, 2026 and 2025, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the fiscal years ended January 31, 2026, 2025 and 2024, the Company had no material reclassification adjustments from accumulated other comprehensive (loss) income to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the consolidated statements of operations and comprehensive income (loss).
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2026 and 2025, the unrealized losses and the related risk of expected credit losses were not significant.
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

The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,227	$—	$—	$36,227
Commercial paper	—	29,895	—	29,895
U.S. treasury securities	—	29,876	—	29,876
Total assets	$36,227	$59,771	$—	$95,998
Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200
Total liabilities	$—	$—	$8,200	$8,200
	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,371	$—	$—	$36,371
Total assets	$36,371	$—	$—	$36,371
Liabilities:
Contingent consideration	$—	$—	$45,000	$45,000
Total liabilities	$—	$—	$45,000	$45,000
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
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of contingent consideration using the Real Options Method that employs a Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded within general and administrative expenses within the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of January 31, 2026 are outlined below:

Volatility	12.9%
Revenue beta	0.29
Expected timing of payment	FY 2027
Discount rate	8.84% - 8.90%

A rollforward of the fair value of the contingent consideration liability for the fiscal year ended January 31, 2026 is as follows:

(in thousands)
Balance as of January 31, 2025	$45,000
Measurement period adjustment	300
Changes in fair value(1)	(28,600)
Payments made in the period	(8,500)
Balance as of January 31, 2026	$8,200
(1)    Changes in fair value during fiscal year ended January 31, 2026, were primarily driven by a decline in the estimated achievement of the defined milestones.
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
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2025	$96,782
Goodwill acquired - Places Scout	13,801
Measurement period adjustments related to Hearsay acquisition	(189)
Effect of foreign currency translation on Goodwill acquired	407
Balance as of January 31, 2026	$110,801
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended January 31, 2026, and 2025. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended January 31, 2026 and 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $16.3 million and $7.1 million for the fiscal years ended January 31, 2026 and 2025, respectively, and less than $0.1 million for the fiscal year ended January 31, 2024.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill are as follows:

	As of January 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(245)	$120	5.1
Customer relationships(1)	77,100	(9,392)	67,708	11.5
Technology(2)	30,400	(13,520)	16,880	2.2
Trademarks(3)	850	(425)	425	1.5
Total as of January 31, 2026	$108,715	$(23,582)	$85,133	9.5

	As of January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Domains	$365	$(221)	$144	6.0
Customer relationships	76,200	(2,931)	73,269	12.5
Technology	24,200	(4,033)	20,167	2.5
Trademarks	800	(133)	667	2.5
Total as of January 31, 2025	$101,565	$(7,318)	$94,247	10.1
(1)    Includes amounts recognized in connection with the acquisitions of Hearsay and Places Scout of $76.2 million and $0.9 million, respectively.
(2)    Includes amounts recognized in connection with the acquisitions of Hearsay and Places Scout of $24.8 million and $5.6 million, respectively.
(3)    Includes amounts recognized in connection with the acquisition of Hearsay of $0.9 million.
The estimated future aggregate amortization expense as of January 31, 2026 is as follows (in thousands):

Fiscal Year Ending January 31,
2027	$15,856
2028	11,281
2029	7,005
2030	7,004
2031	5,882
2032 and thereafter	38,105
Total	$85,133

8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	January 31, 2026	January 31, 2025
Computer software	$26,839	$24,086
Office equipment	23,907	23,529
Furniture and fixtures	7,133	7,894
Leasehold improvements	57,983	59,944
Construction in progress	33	27
Software in progress	687	548
Total property and equipment, gross	116,582	116,028
Less: accumulated depreciation	(86,494)	(76,339)
Total property and equipment, net	$30,088	$39,689
As of January 31, 2026 and 2025, the Company's property and equipment, net attributable to the United States was 93% and 91%, respectively. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $10.7 million, $11.4 million and $15.8 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
During the fiscal year ended January 31, 2026, the Company subleased a floor related to its corporate headquarters and was in the process of subleasing an additional floor as of January 31, 2026. In connection with these arrangements, the Company recorded a $2.1 million impairment loss related to leasehold improvements. See Note 14 "Leases" for additional information.
9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2026	January 31, 2025
Accounts payable	$5,833	$4,771
Accrued employee compensation(1)	26,129	29,153
Accrued Publisher Network fees	2,701	4,051
Accrued professional services and associated costs	2,734	3,131
Accrued employee stock purchase plan withholdings liability	1,253	1,565
Other current liabilities(2)(3)	13,878	27,351
Total accounts payable, accrued expenses and other current liabilities	$52,528	$70,022
(1)    As of January 31, 2026 and January 31, 2025, accrued employee compensation included $0.7 million and $8.6 million, respectively, related to the portion of the incentive pool and other retention arrangements where continuing service is required arising from the Hearsay acquisition.
(2)    As of January 31, 2025, other current liabilities included $9.7 million payable to Hearsay owners in connection with escrow funds held by Yext related to indemnity claims in connection with the Hearsay acquisition. During the fiscal year ended January 31, 2026, the escrow balances were fully released and the corresponding liabilities were settled.
(3)    As of January 31, 2025, other current liabilities included $8.8 million, related to the incentive pool allocated to founders and early employees in connection with the Hearsay acquisition. Payments to settle this liability were made during the fiscal year ended January 31, 2026.
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
2016 Equity Incentive Plan

In December 2016, the Company's Board of Directors adopted, and its stockholders approved, the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase on the first day of each fiscal year during the term of the 2016 Plan by the lesser of: (i) 10,000,000 shares, (ii) 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. On February 1, 2025, the number of shares of common stock available for issuance under the 2016 Plan was automatically increased according to its terms by 5,079,978 shares. In addition, the shares reserved for issuance under the 2016 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options or other awards. As of January 31, 2026, the number of shares available for future award under the 2016 Plan is 12,842,891.
Hearsay Social, Inc. 2019 Equity Incentive Plan
In connection with the acquisition, the Company assumed the Hearsay Social, Inc. 2019 Equity Incentive Plan (the "Hearsay Plan"), including all outstanding restricted stock units ("RSUs") held by continuing Hearsay employees. These assumed awards were converted into approximately 2.1 million RSUs to receive shares of the Company’s common stock at the effective time of the acquisition and are generally subject to their original terms and conditions under the Hearsay Plan. The Hearsay Plan allows for the issuance of up to approximately 6.0 million shares of the Company’s common stock. Under the Hearsay Plan, the Company may grant stock options with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based awards to the Company’s employees. Equity awards granted under the Hearsay Plan following the acquisition are expected to be on similar terms and consistent with similar grants made pursuant the Company’s 2016 Equity Incentive Plan. Awards canceled and forfeited and shares withheld to satisfy tax withholding obligations become further available for future issuance under the Hearsay Plan. As of January 31, 2026, the number of shares available for future award under the Hearsay Plan is 1,229,221.
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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Equity classified awards:
Cost of revenue	$2,624	$2,753	$2,900
Sales and marketing	7,400	15,583	15,067
Research and development	13,843	10,265	11,349
General and administrative	24,844	23,179	15,645
Total stock-based compensation expense	$48,711	$51,780	$44,961
During the fiscal years ended January 31, 2026, 2025 and 2024, the Company capitalized $0.4 million, $0.3 million and $0.3 million, respectively, of stock-based compensation related to software development.
As of January 31, 2026, there was approximately $47.8 million of total unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over an estimated remaining weighted-average vesting period of approximately 1.78 years.
In addition, certain liability classified awards were granted in connection with the Hearsay acquisition and relate to portions of the incentive pool and earnout that generally vest over one year from the Hearsay acquisition date. These awards may be settled in cash or shares at the Company's election, and are measured at fair value at each reporting date based on their expected value, with compensation cost being recognized over the related service period. The corresponding liabilities associated with these awards are included within accounts payable, accrued expenses and other current liabilities on the Company's consolidated balance sheet until settlement. The following table summarizes the Company's compensation expense for liability classified awards for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Liability classified awards:
Cost of revenue	$720	$201	$—
Sales and marketing	603	5,782	—
Research and development	1,234	2,419	—
General and administrative	239	703	—
Total compensation expense	$2,796	$9,105	$—
Stock Options
     The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2025	1,566,134	$6.78	1.48	$450
Granted	—	$—
Exercised	(341,553)	$6.31
Forfeited or canceled	(45,767)	$10.81
Balance, January 31, 2026	1,178,814	$6.75	0.56	$665
Vested and expected to vest	1,178,814	$6.75	0.56	$665
Exercisable at January 31, 2026	1,178,814	$6.75	0.56	$665
The aggregate intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2026. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The aggregate intrinsic value of exercised options was $0.7 million, $0.8 million and $6.3 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2025	10,315,199	$6.37
Granted	6,269,951	$7.72
Vested and converted to shares	(6,903,945)	$6.21
Forfeited or canceled	(2,073,344)	$6.85
Balance, January 31, 2026	7,607,861	$7.51
The estimated weighted-average grant date fair value of restricted stock and RSUs granted was $7.72, $5.85, and $8.28 per share for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. The fair value of the common stock is the Company’s closing stock price as reported on the New York Stock Exchange.
The total fair value of restricted stock and RSUs vested was $42.9 million, $40.6 million, and $40.7 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
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

In connection with the offering period which ended on March 15, 2025, 355,981 shares of common stock were purchased under the ESPP at a purchase price of $5.24 per share for total proceeds of $1.9 million. In connection with the offering period which ended on September 15, 2025, 248,723 shares of common stock were purchased under the ESPP at a purchase price of $5.24 per share for total proceeds of $1.3 million.
The Black-Scholes option-pricing model assumptions used to calculate the fair value of shares, estimated at commencement of the offering period, were as follows:

	Fiscal year ended January 31,
	2026	2025	2024
Expected life (years)	0.50	0.50	0.50
Expected volatility	41.28% - 50.80%	46.36% - 52.80%	55.12% - 76.43%
Dividend yield	—%	—%	—%
Risk-free rate	3.81% - 4.29%	4.55% - 5.38%	4.73% - 5.49%
During the fiscal years ended January 31, 2026, 2025 and 2024, the Company recorded stock-based compensation expense associated with the ESPP of $1.0 million, $1.4 million and $1.7 million, respectively. As of January 31, 2026, total unrecognized compensation cost related to the ESPP was $0.1 million, net of estimated forfeitures, which will be amortized over a weighted-average remaining period of 0.12 years.
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
During the fiscal year ended January 31, 2026, the Company granted 1,025,000 PSUs to certain executives which vest over approximately a two-year period based upon continued service and the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics. The total number of shares that are eligible to vest ranges from 0% to 250% of the target PSUs.
The Company measures the fair value of PSUs on the grant date of the award and applies a Monte Carlo simulation model when the award contains market conditions. Stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. For PSUs with performance conditions, stock-based compensation is recognized when it becomes probable that the underlying performance targets will be achieved.
The following table summarizes the activity related to the Company’s PSUs:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2025	3,495,000	$5.97
Granted	1,025,000	$7.17
Vested	(391,875)	$5.69
Forfeited or canceled	(303,125)	$6.11
Balance as of January 31, 2026	3,825,000	$6.31
During the fiscal years ended January 31, 2026, 2025 and 2024, the Company recognized stock-based compensation expense related to PSUs of approximately $9.1 million, $8.3 million and $4.6 million, respectively. As of January 31, 2026, the total unrecognized stock-based compensation expense related to unvested PSUs was $3.0 million, which will be amortized over a weighted-average remaining period of 0.79 years.

11. Equity
Preferred Stock
Effective April 2017, the Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series without stockholder approval. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing changes in control or management of the Company. As of January 31, 2026 and 2025, no shares of preferred stock were issued or outstanding.
Common Stock
As of January 31, 2026 and 2025, the Company had authorized 500,000,000 shares of voting $0.001 par value common stock. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
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
Treasury Stock
As of January 31, 2026, the Company had 35,435,631 shares of treasury stock carried at its cost basis of $197.8 million . As of January 31, 2025, the Company had 26,017,782 shares of treasury stock carried at its cost basis of $130.3 million.
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company’s common stock, which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the fiscal year ended January 31, 2026, 9,417,849 shares were purchased for a total cost of $67.0 million, excluding broker commissions. As of January 31, 2026, a total of 28,930,297 shares have been purchased for a total cost of $185.1 million since the commencement of the program, excluding broker commissions, and approximately $14.9 million remained available for future purchases.
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
Tender Offer
On February 10, 2026, the Company announced the commencement of an issuer self-tender offer (the "Tender Offer") to purchase for cash up to $180.0 million in value of shares of common stock of the Company at price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal filed with the SEC on February 10, 2026, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, the Company decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026, unless further extended or earlier terminated. See Note 18 "Subsequent Events" for additional information.

12. Debt
Silicon Valley Bank
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
BlackRock
On May 15, 2025, the Company entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” and borrowings under the Term Loan Facilities, the "Term Loans"). The Term Loan Facilities mature on May 15, 2030. The Company borrowed $100.0 million under the Initial Term Loan Facility on May 15, 2025 and borrowed $50.0 million under the Delayed Draw Term Loan Facility on March 6, 2026. The proceeds of the term loans made under the Initial Term Loan Facility were used to repay existing debt and related fees and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes, and the Company intends to use the proceeds of the term loans made under the Delayed Draw Term Loan Facility in connection with the Tender Offer. See Note 18 "Subsequent Events" for additional information.
The Term Loan Facilities are held by a related party who was an equity holder of the Company on the Closing Date and as of January 31, 2026. The Company includes shareholders holding more than 5% of the voting securities within its definition of related parties.
The Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable quarterly in arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of January 31, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain of the Company's subsidiaries and secured by a lien on substantially all of the Company's property and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions that, among other things, restrict the Company and the Company's subsidiaries' ability to repurchase stock, incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require the Company to maintain minimum qualified cash of at least $35.0 million at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
The Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which annualized recurring revenue is less than $350.0 million.
In connection with the May 2025 Credit Agreement, the Company incurred original issue discount costs of $1.0 million and debt issuance costs of $0.8 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of January 31, 2026, the Company was in compliance with all debt covenants.
The following table sets forth the Company’s debt obligations for the period presented:

(in thousands)	January 31, 2026
Principal	$100,000
Unamortized original issue discount and debt issuance costs	(2,041)
Net carrying amount	$97,959

As of January 31, 2026, the fair value of the Term Loan approximates its carrying value and is classified as Level 2 in the fair value hierarchy. See Note 6 "Fair Value of Financial Instruments" for further discussion on the fair value hierarchy.
13. Income Taxes
The domestic and international components of the Company's income (loss) from operations before income taxes are as follows:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Domestic	$33,480	$(33,349)	$(4,444)
International	6,646	5,291	4,106
Income (loss) from operations before income taxes	$40,126	$(28,058)	$(338)
The Company's (provision for) benefit from income taxes is comprised of the following:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Current:
Federal	$(180)	$(63)	$(43)
State	(415)	(1,359)	(912)
International	(1,766)	(1,893)	(1,262)
Total current	(2,361)	(3,315)	(2,217)
Deferred:
Federal	112	2,378	(4)
State	6	1,007	(11)
International	(12)	40	(60)
Total deferred	106	3,425	(75)
Total (provision for) benefit from income taxes	$(2,255)	$110	$(2,292)
The Company’s current tax provision for the fiscal years ended January 31, 2026 and 2025, is primarily attributable to profitable jurisdictions outside of the United States (U.S.) and U.S. state income taxes due to limitations imposed on state operating loss ("NOLs") carryforwards and state margin tax. During the fiscal year ended January 31, 2025, the Company recorded a deferred tax benefit of $3.4 million from a partial release of the valuation allowance in connection with the Hearsay acquisition. The net deferred tax liability from the acquisition provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.

The Company has elected to prospectively adopt the guidance in ASU 2023-09 Income taxes (Topic 740): Improvements to Income Taxes Disclosures. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended January 31, 2026 in accordance of the guidance in ASU 2023-09:

	Fiscal year ended January 31, 2026
(in thousands)	Dollars	Percent
U.S. Federal Statutory Tax Rate	$8,426	21.00%
State and local income tax, net of federal income tax effect(1)	408	1.02%

Foreign tax effects:
Switzerland
Adjustments to deferred tax assets (NOL expiration)	707	1.76%
FX adjustment	(603)	(1.50%)
Other	(118)	(0.29%)
Other foreign jurisdictions	396	0.99%

Effect of cross-border tax laws:
Global intangible low-taxed income	1,062	2.65%
Other	191	0.47%

Tax Credits:
R&D credit	(2,532)	(6.31%)

Changes in valuation allowances	(2,479)	(6.18%)

Nontaxable or nondeductible items:
Stock-based compensation	1,814	4.52%
Executive compensation	2,461	6.13%
Contingent consideration	(6,336)	(15.79%)
Other	1,469	3.66%

Changes in unrecognized tax benefits	(28)	(0.07%)
Other	223	0.55%
Excess tax benefits	(2,806)	(6.99%)
Total tax provision	$2,255	5.62%
(1)    State taxes in California, Pennsylvania, Texas, and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended January 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Fiscal year ended January 31,
(in thousands)	2025	2024
U.S. federal tax benefit at statutory rate	$5,892	$71
State taxes, net of federal benefit	2,711	(1,286)
Foreign tax rate differential	(317)	(191)
Non-deductible expenses	(2,209)	(1,902)
R&D credit carryforward	3,725	15,656
Changes in valuation allowance	(2,133)	(13,913)
Rate change	(1)	386
Stock-based compensation	(758)	(1,593)
Net excess tax (shortfalls) benefits from stock-based compensation	(1,334)	213
Return to provision adjustment	(56)	(25)
Global intangible low-taxed income	(1,191)	—
Acquisition-related costs	(3,532)	—
Other, net	(687)	292
Total benefit from (provision for) income taxes	$110	$(2,292)
The following table represents income taxes paid (net of refund received) for the year ended January 31, 2026 in accordance with the guidance in ASU 2023-09:

(in thousands)	Fiscal Year Ended January 31, 2026
Federal	$—
State	873
Foreign	2,696
Total income taxes paid	$3,569
Income taxes paid in individual jurisdictions exceeding 5% of total income taxes paid for the year ended January 31, 2026 is as follows:

(in thousands)	Fiscal Year Ended January 31, 2026
United Kingdom	$763
France	409
Mexico	348
California	334
India	391
Germany	238
Hungary	$230

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The components of the Company's deferred income taxes were as follows:

	As of January 31,
(in thousands)	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$109,034	$97,463
Tax credit carryforwards	25,007	22,577
Stock-based compensation	4,484	5,905
Allowance for doubtful accounts	598	524
Operating lease liability	19,134	23,392
Accrued expenses	3,736	6,420
Unearned revenue	81	65
Property and equipment	1,373	199
Capitalized research & experimental expenditures	32,678	51,062
Other	2,325	1,451
Total deferred tax assets	198,450	209,058
Less: valuation allowance	(168,940)	(171,650)
Deferred tax assets, net of valuation allowance	29,510	37,408
Deferred tax liabilities:
Costs to obtain revenue contracts	(5,820)	(5,916)
Operating lease right-of-use assets	(12,001)	(16,638)
Intangible assets	(11,413)	(14,427)
Other	(438)	(533)
Total deferred tax liabilities	(29,672)	(37,514)
Net deferred tax liabilities	$(162)	$(106)
As of January 31, 2026, for federal income tax purposes, the Company had $370.3 million of gross U.S. federal NOL carryforwards, with pre-2018 NOLs expiring starting in fiscal 2036 with others indefinitely carried forward.
As of January 31, 2026, for state income tax purposes, the Company had $22.9 million of post-apportioned, tax-effected NOL carryforwards, which expire in fiscal 2027 through fiscal 2046. As of January 31, 2026, the Company had $7.5 million of tax-effected foreign NOL carryforwards which expire starting in fiscal 2027.
As of January 31, 2026, for federal income tax purposes, the Company had $32.0 million of gross U.S. federal research and development tax credits carryforwards which expire starting in fiscal 2037, and $0.3 million of gross state research and development credits which expires starting in fiscal 2034.
Utilization of the Company’s NOLs and tax credit carryforwards in the future will be dependent upon its ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Code and similar state provisions. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon local tax laws and regulations.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback, and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. During the fiscal year ended January 31, 2026, the valuation allowance had a net decrease of $2.7 million from approximately $171.6 million to $168.9 million, primarily due to decreases in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses, netted with the generation of U.S. research and development tax credits and NOLs in the current period. During the fiscal year ended January 31, 2025, the valuation allowance increased $2.1 million from approximately $169.5 million to $171.6 million, primarily due to increases in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses, and generation of U.S. research and development tax credits, then netted with the net deferred tax liability from the Hearsay acquisition and impact of NOLs utilized. The Company will continue to assess the realizability of the deferred tax assets in each applicable jurisdiction going forward.
Other Considerations
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries where the Company intends to reinvest such earnings indefinitely. The Company maintains a mix of assertions across the various jurisdictions where foreign subsidiaries are located. During the current year, the Company changed its assertion with respect to certain subsidiaries' undistributed earnings; however, any incremental U.S. income taxes or local withholding taxes are not material.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the fiscal years ended January 31, 2026, 2025, and 2024 is as follows:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Beginning of period	$6,531	$4,920	$—
Tax positions taken in prior period
Gross increases	—	942	4,404
Gross decreases	(27)	—	—
Tax positions taken in current period
Gross increases	670	669	516
Currency translation effect	—	—	—
End of period	$7,174	$6,531	$4,920
The Company did not recognize interest and penalties in fiscal years ended January 31, 2026 and 2025, and 2024. As of January 31, 2026 and 2025, none of the accrued unrecognized tax benefits, if recognized, would reduce the provision for or increase the benefit from income taxes, respectively, or the Company's effective tax rate.
The Company is subject to income tax examinations in the United States and various state and foreign jurisdictions. The Company’s most significant operations are in the United States and the earliest open tax year subject to potential examination in the United States is 2008.
14. Leases
The Company's operating lease arrangements are principally for office space. As of January 31, 2026, the Company had $18.6 million of operating lease liabilities, current, $61.9 million of operating lease liabilities, non-current, $50.9 million of operating lease right-of-use assets, and no financing leases, on its consolidated balance sheet. The operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 4.9 years and a weighted-average discount rate of 6.0%, as of January 31, 2026. During the fiscal year ended January 31, 2026, the Company paid $19.6 million for amounts included in the measurement of lease liabilities and obtained $0.7 million of operating lease right-of-use assets in exchange for lease obligations.
The following table summarizes the Company's lease expense for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Operating lease expense	$14,736	$14,894	$15,637
Short-term lease expense	115	748	709
Variable lease expense	10,167	9,696	10,082
Total lease expense	$25,018	$25,338	$26,428
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than twelve months and therefore are recorded on the balance sheet. Upon impairment of an operating lease, lease expense is recognized based on accretion of the lease liability and amortization of the right of use asset which is recorded on a straight-line basis through the end of remaining the lease term. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and includes real estate taxes and utilities, among other office space related expenses.

The total remaining operating lease payments included in the measurement of lease liabilities on the Company's consolidated balance sheet as of January 31, 2026, was as follows (in thousands):

Fiscal year ending January 31:	Operating Lease Payments
2027	$19,207
2028	18,979
2029	18,823
2030	17,324
2031	17,200
2032 and thereafter	1,980
Total operating lease payments	93,513
Less: imputed interest	(13,008)
Total lease liabilities, reflecting the present value of net lease payments	$80,505
During the fiscal year ended January 31, 2026, the Company subleased a floor related to its corporate headquarters and was in the process of subleasing an additional floor as of January 31, 2026. In connection with these arrangements, the Company recorded a $8.6 million impairment loss during the fiscal year ended January 31, 2026, of which $6.5 million was attributable to the right-of-use asset and $2.1 million to the related leasehold improvements. The following table summarizes the Company’s impairment loss for the periods presented:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Cost of revenue	$2,528	$—	$—
Sales and marketing	2,272	—	—
Research and development	2,052	—	—
General and administrative	1,700	—	—
Total impairment loss	$8,552	$—	$—
During the fiscal year ended January 31, 2026, the Company recorded $0.6 million of sublease income. As of January 31, 2026, the Company's future cash inflows from subleases are as follows (in thousands):

Fiscal year ending January 31:
2027	$1,880
2028	2,506
2029	2,506
2030	2,506
2031	2,506
2032 and thereafter	208
Total	$12,112

15. Commitments and Contingencies
Contractual Obligations
The Company is obligated to make payments under certain non-cancelable contractual obligations in the normal course of business. The Company's contractual obligations primarily relate to its operating lease arrangements for office space. Its other contractual obligations include contracts with its Publisher Network application providers, which generally have a term of one year, although some have a term of several years, and its software vendors, among others. These obligations represent minimum contractual payments, or the Company's best estimate for variable elements based on historical payments. The Company's contractual obligations have various expiry dates between fiscal years 2027 and 2035.
As of January 31, 2026, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2027	$19,207	$41,685
2028	18,979	19,477
2029	18,823	2,367
2030	17,324	659
2031	17,200	18
2032 and thereafter	1,980	67
Total	$93,513	$64,273
In connection with the acquisition of Hearsay, an earnout arrangement exists where the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period. Payments can be settled in cash or shares at the Company's election and the remaining payments are estimated to occur in fiscal year 2027. As of January 31, 2026, $8.6 million was paid related to the first year of the earnout. See Note 4 "Business Combination" for additional information.
As of January 31, 2026, an escrow balance pertaining to the Places Scout acquisition of $1.5 million was held as partial security for certain indemnification obligations, which was subsequently released in February 2026.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2026	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$37,871	$(27,948)	$(2,630)
Denominator:
Weighted-average common shares outstanding, basic	123,563,958	126,850,809	124,056,949
Net income (loss) per share attributable to common stockholders, basic	$0.31	$(0.22)	$(0.02)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$37,871	$(27,948)	$(2,630)
Fair value adjustment related to contingent consideration	(28,600)	—	—
Net income (loss), diluted	$9,271	$(27,948)	$(2,630)
Denominator:
Number of shares used in basic calculation	123,563,958	126,850,809	124,056,949
Dilutive effect of employee stock-based awards	4,462,689	—	—
Dilutive effect of incentive pool	666,445	—	—
Dilutive effect of earnout arrangement	1,219,790	—	—
Weighted-average common shares outstanding, diluted	129,912,882	126,850,809	124,056,949
Net income (loss) per share attributable to common stockholders, diluted	$0.07	$(0.22)	$(0.02)
Since the Company was in a net loss position for the fiscal years ended January 31, 2025 and 2024, net loss per share attributable to common stockholders was the same on a basic and diluted basis in those periods, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	As of January 31,
	2026	2025	2024
Options to purchase common stock	317,348	1,566,134	2,021,494
Restricted stock and restricted stock units	1,619,400	10,315,199	9,790,748
Shares estimated to be purchased under ESPP	—	366,055	487,529
Performance-based restricted stock units	2,431,250	3,495,000	3,555,000
Total anti-dilutive common equivalent shares	4,367,998	15,742,388	15,854,771
The earnout arrangement and incentive pool entered into in connection with the acquisition of Hearsay represent liability-classified arrangements that may be settled in cash or shares at the Company's election. Diluted net income per share includes the effect of the potential share settlement associated with these arrangements when such effects are dilutive, for the period the arrangements were outstanding. See Note 4 "Business Combinations" for additional information related to the earnout and incentive pool.

17. Segment Information
The Company operates as one operating segment for which the CODM uses consolidated net income (loss) to measure segment profit or loss. This measure of segment profit or loss is used by the CODM to allocate resources and assess performance. See Note 2 "Summary of Significant Accounting Policies" for more information about the Company's segment policy.
The following table is a summary of the significant expenses and consolidated net income (loss) provided to the CODM:

	Fiscal year ended January 31,
(in thousands)	2026	2025	2024
Revenue	$446,579	$420,957	$404,322
Less:
Cost of revenue(1)	98,683	89,364	84,568
Sales and marketing(1)	118,018	149,390	163,763
Research and development(1)	72,811	64,319	60,691
General and administrative(1)	60,515	62,279	56,540
Other segment expenses(2)	58,681	83,553	41,390
Consolidated net income (loss)	$37,871	$(27,948)	$(2,630)
(1) Excludes i) stock-based compensation expense; ii) amortization of acquired intangibles; iii) acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements; iv) asset impairments; v) strategic transaction costs related to Michael Walrath's non-binding proposal to acquire all outstanding shares of the Company; and vi) payroll tax contingencies related to a one-time state payroll withholding tax audit. The significant expense categories align with the information that is regularly provided to the CODM.
(2) Other segment expenses include i) stock-based compensation expense; ii) amortization of acquired intangibles; iii) acquisition-related costs inclusive of transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements; iv) asset impairments; v) strategic transaction costs; and vi) payroll tax contingencies. Other segment expenses also include interest (income) expense, net, (provision for) benefit from income taxes and other expense (income), net.
18. Subsequent Events
On February 2, 2026, the Company announced that Michael Walrath, the Company's Chief Executive Officer and Chairman of the Board of Directors, had withdrawn his previously announced non-binding proposal to acquire all outstanding shares of the Company not already owned by him at a price of $9.00 per share in cash. Mr. Walrath informed the Board of Directors that he would not be able to obtain the necessary financing at the price set forth in his proposal.
On February 10, 2026, the Company announced the commencement of the Tender Offer to purchase for cash up to $180.0 million in value of shares of common stock of the Company at price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal filed with the SEC on February 10, 2026, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, the Company decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026, unless further extended or earlier terminated.
On March 6, 2026, the Company borrowed $50.0 million under the Delayed Draw Term Loan Facility pursuant to the May 2025 Credit Agreement which the Company intends to use in connection with the Tender Offer.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2026.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, we concluded that as of January 31, 2026 we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 31, 2026, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended January 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
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
3. Exhibits: The documents listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws.	S-1/A	333-216642	3.4	3/17/2017
4.1	Form of Common Stock Certificate.	S-1/A	333-216642	4.1	3/28/2017
4.2	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					x
10.1#	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.	S-1/A	333-216642	10.1	3/17/2017
10.2#	2016 Equity Incentive Plan.	S-1	333-216642	10.2	3/13/2017
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.3	3/17/2017
10.4#	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.4	3/17/2017
10.5#	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan.	S-1/A	333-216642	10.5	3/17/2017
10.6#	2017 Employee Stock Purchase Plan.	S-1/A	333-216642	10.6	3/17/2017
10.7#	2008 Equity Incentive Plan.	S-1	333-216642	10.7	3/13/2017
10.8#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.8	3/13/2017
10.9#	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan.	S-1	333-216642	10.9	3/13/2017
10.10#	Employee Incentive Plan.	S-1	333-216642	10.10	3/13/2017
10.11#	Hearsay Social, Inc. 2019 Equity Incentive Plan.	S-8	333-281441	4.2	8/9/2024
10.12#	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38056	10.1	9/6/2023
10.13#	Change of Control and Severance Policy.	S-1	333-216642	10.14	3/13/2017
10.14#	Form of Employment Agreement with the executive officers of the Company.	S-1/A	333-216642	10.15	3/17/2017
10.15	Sublease dated as of April 23, 2019 by and between Aetna Life Insurance Company and Yext, Inc.	10-Q	001-38056	10.1	5/31/2019

10.16	Credit Agreement, dated as of March 11, 2020, by and among Yext, Inc., as borrower, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	3/12/2020
10.17	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of January 29, 2021, among Yext, Inc., as borrower and Silicon Valley Bank, as administrative agent and lender.	10-K	001-38056	10.20	3/16/2021
10.18	Second Amendment to Credit Agreement, dated as of December 22, 2022, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	12/27/2022
10.19	Third Amendment to Credit Agreement, dated as of July 26, 2024, by and among Yext, Inc., Yext Holdings, LLC, the lenders from time to time party thereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, collateral agent, issuing lender and swingline lender.	8-K	001-38056	10.1	7/29/2024
10.20#	Employment Agreement between Yext, Inc. and Michael Walrath.	8-K	001-38056	10.1	3/8/2022
10.21#	Form of Stand-Alone Inducement Restricted Stock Unit Agreement.	8-K	001-38056	10.2	3/8/2022
10.22#	Form of Performance-Based Restricted Stock Unit Agreement Under 2016 Equity Incentive Plan.	10-Q	001-38056	10.2	6/7/2023
10.23#	Letter Amendment to Employment Agreement between Yext, Inc. and Michael Walrath.	10-K	001-38056	10.24	3/13/2024
10.24#	Form of Restricted Stock Unit Agreement between Yext, Inc. and Michael Walrath.	10-K	001-38056	10.25	3/13/2024
10.25	Unit Purchase Agreement among Yext, Inc., KabanaSoft, LLC, the Sellers and the Seller Representative, dated as of February 7, 2025.	8-K	001-38056	10.1	2/10/2025
10.26	Credit Agreement, dated May 15, 2025, by and among the Yext, Inc., the lenders from time to time party thereto and Acquiom Agency Services LLC, as Administrative Agent.	8-K	001-38056	10.1	5/21/2025
19.1	Yext, Inc. Insider Trading Policy.	10-K	001-38056	19.1	3/13/2025
21.1	List of subsidiaries of Yext, Inc.					x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					x
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
97.1#	Compensation Recovery Policy.	10-K	001-38056	97.1	3/13/2024

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2026 and 2025, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 31, 2026, 2025 and 2024, (iii) Consolidated Statements of Stockholders' Equity as of January 31, 2026, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, 2025 and 2024 and (v) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL (included in Exhibit 101).
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

Date: March 10, 2026	Yext, Inc.
	By:	/s/ Darryl Bond
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

Signature	Title	Date

/s/ Michael Walrath	Chief Executive Officer and Director	March 10, 2026
Michael Walrath	(Principal Executive Officer)

/s/ Darryl Bond	Chief Financial Officer	March 10, 2026
Darryl Bond	(Principal Financial Officer)

/s/ Allan Tang	Chief Accounting Officer	March 10, 2026
Allan Tang	(Principal Accounting Officer)

/s/ Mark Davis	Director	March 10, 2026
Mark Davis

/s/ Jesse Lipson	Director	March 10, 2026
Jesse Lipson

/s/ Andrew Sheehan	Director	March 10, 2026
Andrew Sheehan

/s/ Evan Skorpen	Director	March 10, 2026
Evan Skorpen

/s/ Hillary Smith	Director	March 10, 2026
Hillary Smith

/s/ Seth Waugh	Director	March 10, 2026
Seth Waugh