Form 10-Q
period 2026-04-30
Yext, Inc.
filed 2026-06-02
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of May 19, 2026, the registrant had 100,248,116 shares of common stock, $0.001 par value per share outstanding.

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
•our expectations regarding our capital allocation strategy;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$91,881	$154,123
Restricted cash, current	—	1,500
Accounts receivable, net of allowances of $2,125 and $2,345, respectively	70,399	120,637
Prepaid expenses and other current assets	27,091	21,253
Costs to obtain revenue contracts, current	18,580	20,291
Total current assets	207,951	317,804
Property and equipment, net	27,357	30,088
Operating lease right-of-use assets	45,699	50,908
Restricted cash, non-current	13,541	13,551
Costs to obtain revenue contracts, non-current	9,340	10,663
Goodwill	110,758	110,801
Intangible assets, net	81,094	85,133
Other long term assets	3,744	2,828
Total assets	$499,484	$621,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$36,588	$52,528
Unearned revenue, current	201,128	217,465
Operating lease liabilities, current	18,882	18,590
Contingent consideration, current	7,000	8,200
Total current liabilities	263,598	296,783
Operating lease liabilities, non-current	58,224	61,915
Long term debt, net	147,597	97,959
Other long term liabilities	5,586	5,698
Total liabilities	475,005	462,355
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at April 30, 2026 and January 31, 2026; zero shares issued and outstanding at April 30, 2026 and January 31, 2026	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at April 30, 2026 and January 31, 2026; 135,569,561 and 158,368,658 shares issued at April 30, 2026 and January 31, 2026, respectively; 100,133,930 and 122,933,027 shares outstanding at April 30, 2026 and January 31, 2026, respectively	136	158
Additional paid-in capital	890,797	1,027,900
Accumulated other comprehensive loss	(2,011)	(1,569)
Accumulated deficit	(666,624)	(669,249)
Treasury stock, at cost	(197,819)	(197,819)
Total stockholders’ equity	24,479	159,421
Total liabilities and stockholders’ equity	$499,484	$621,776
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three months ended April 30,
	2026	2025
Revenue	$107,917	$109,483
Cost of revenue	29,195	27,105
Gross profit	78,722	82,378
Operating expenses:
Sales and marketing	29,397	36,209
Research and development	21,480	21,896
General and administrative	22,263	23,155
Total operating expenses	73,140	81,260
Income from operations	5,582	1,118
Interest income	743	632
Interest expense	(3,102)	(642)
Other expense, net	(165)	(355)
Income from operations before income taxes	3,058	753
(Provision for) benefit from income taxes	(433)	17
Net income	$2,625	$770

Net income per share attributable to common stockholders, basic	$0.02	$0.01
Net income per share attributable to common stockholders, diluted	$0.02	$0.01
Weighted-average number of shares used in computing net income per share attributable to common stockholders, basic	111,725,486	125,651,595
Weighted-average number of shares used in computing net income per share attributable to common stockholders, diluted	112,957,469	131,272,117

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(451)	$3,283
Unrealized gain on marketable securities, net	9	—
Total comprehensive income	$2,183	$4,053
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended April 30, 2026

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2026	122,933	$158	$1,027,900	$(1,569)	$(669,249)	$(197,819)	$159,421
Exercise of stock options	—	—	—	—	—	—	—
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,256	1	(5,026)	—	—	—	(5,025)
Issuance of common stock under employee stock purchase plan	293	1	1,359	—	—	—	1,360
Stock-based compensation	—	—	9,912	—	—	—	9,912
Repurchase of common stock	(24,348)	(24)	(143,348)	—	—	—	(143,372)
Other comprehensive loss	—	—	—	(442)	—	—	(442)
Net income	—	—	—	—	2,625	—	2,625
Balance, April 30, 2026	100,134	$136	$890,797	$(2,011)	$(666,624)	$(197,819)	$24,479

Three Months Ended April 30, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
Exercise of stock options	32	—	118	—	—	—	118
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	541	1	(2,148)	—	—	—	(2,147)
Issuance of restricted stock	12	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	356	—	1,864	—	—	—	1,864
Stock-based compensation	—	—	12,773	—	—	—	12,773
Repurchase of common stock	(4,474)	—	—	—	—	(27,829)	(27,829)
Other comprehensive income	—	—	—	3,283	—	—	3,283
Net income	—	—	—	—	770	—	770
Balance, April 30, 2025	123,466	$154	$1,009,084	$(2,686)	$(706,350)	$(158,177)	$142,025
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended April 30,
	2026	2025
Operating activities:
Net income	$2,625	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,211	6,855
Impairment of long-lived assets	4,689	—
Bad debt expense	397	286
Stock-based compensation expense	10,034	12,659
Amortization of operating lease right-of-use assets	2,256	2,315
Adjustments to contingent consideration	210	1,800
Other, net	237	432
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	49,372	43,140
Prepaid expenses and other current assets	(6,341)	(4,985)
Costs to obtain revenue contracts	2,936	3,234
Other long term assets	(949)	5,863
Accounts payable, accrued expenses and other current liabilities	(14,696)	834
Unearned revenue	(15,819)	(21,688)
Operating lease liabilities	(3,672)	(3,509)
Other long term liabilities	(60)	(10,281)
Net cash provided by operating activities	37,430	37,725
Investing activities:
Capital expenditures	(429)	(562)
Cash paid in acquisitions, net of cash acquired	—	(18,801)
Net cash used in investing activities	(429)	(19,363)
Financing activities:
Proceeds from exercise of stock options	—	118
Proceeds from debt issuance	49,500	—
Repurchase of common stock	(142,011)	(27,635)
Payments for taxes related to net share settlement of stock-based compensation awards	(5,032)	(2,137)
Payments of deferred financing costs	(49)	(59)
Deferred acquisition payments	(2,905)	—
Proceeds, net from employee stock purchase plan withholdings	426	690
Net cash used in financing activities	(100,071)	(29,023)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(682)	4,022
Net decrease in cash, cash equivalents and restricted cash	(63,752)	(6,639)
Cash, cash equivalents and restricted cash at beginning of period	169,174	138,654
Cash, cash equivalents and restricted cash at end of period	$105,422	$132,015
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Three months ended April 30,
(in thousands)	2026	2025
Cash and cash equivalents	$91,881	$114,994
Restricted cash, current and non-current	13,541	17,021
Total cash, cash equivalents and restricted cash	$105,422	$132,015
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
Fiscal Year
The Company's fiscal year ends on January 31st. References to fiscal 2027, for example, are to the fiscal year ending January 31, 2027.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 10, 2026 (the "Form 10-K"). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2027, or any other period.
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
The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income (loss). See Note 4 "Business Combinations" to the condensed consolidated financial statements for additional information.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. As of April 30, 2026 and January 31, 2026, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the three months ended April 30, 2026 and 2025, respectively.
Recent Accounting Pronouncements
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 6% and 7% of the Company's total revenue for the three months ended April 30, 2026 and 2025, respectively.
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

	Three months ended April 30,
(in thousands)	2026	2025
North America	$87,618	$88,850
International	20,299	20,633
Total revenue	$107,917	$109,483
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
For both the three months ended April 30, 2026 and April 30, 2025, the Company's revenue attributable to the United States represented 81% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue.

Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $6.1 million as of April 30, 2026 and $4.5 million as of January 31, 2026. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of April 30, 2026, unearned revenue, current was $201.1 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.3 million. Revenue recognized of $86.8 million during the three months ended April 30, 2026 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of April 30, 2026 and January 31, 2026, customer deposits of $1.6 million and $0.4 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of April 30, 2026, the Company had $500.1 million of remaining performance obligations, of which $444.2 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2026, the Company had $513.3 million of remaining performance obligations.
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
See Note 6 "Fair Value of Financial Instruments" to the condensed consolidated financial statements for additional information on the fair value of contingent consideration.
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
Acquisition-related costs related to Hearsay totaled $11.2 million. These costs were expensed as incurred and include $8.8 million related to the portion of the incentive pool attributable to Hearsay founders and early employees, as well as professional fees. Acquisition-related costs are presented within general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive income (loss).

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
5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	April 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$29,165	$—	$—	$29,165
Total marketable securities	$29,165	$—	$—	$29,165

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,227	$—	$—	$36,227
Commercial paper	29,904	—	(9)	29,895
U.S. treasury securities	29,876	—	—	29,876
Total marketable securities	$96,007	$—	$(9)	$95,998
As of April 30, 2026 and January 31, 2026, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the three months ended April 30, 2026 and 2025, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive income.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2026 and January 31, 2026, the unrealized losses and the related risk of expected credit losses were not significant.

6. Fair Value of Financial Instruments
The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	April 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,165	$—	$—	$29,165
Total assets	$29,165	$—	$—	$29,165
Liabilities:
Contingent consideration	$—	$—	$7,000	$7,000
Total liabilities	$—	$—	$7,000	$7,000

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,227	$—	$—	$36,227
Commercial paper		29,895		29,895
U.S. treasury securities	—	29,876	—	29,876
Total assets	$36,227	$59,771	$—	$95,998
Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200
Total liabilities	$—	$—	$8,200	$8,200
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
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of contingent consideration using the Real Options Method that employs a Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded within general and administrative expenses within the condensed consolidated statements of operations and comprehensive income. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of April 30, 2026 are outlined below:

Volatility	12.6%
Revenue beta	0.28
Expected timing of payment	FY 2027
Discount rate	8.96% - 8.99%

A rollforward of the fair value of the contingent consideration liability for the three months ended April 30, 2026 is as follows:

(in thousands)
Balance as of January 31, 2026	$8,200
Change in fair value	210
Payments made in the period	(1,410)
Balance as of April 30, 2026	$7,000
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
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2026	$110,801
Effect of foreign currency translation on Goodwill acquired	(43)
Balance as of April 30, 2026	$110,758
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended April 30, 2026 and January 31, 2026. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended April 30, 2026 and 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $4.0 million and $4.1 million for the three months ended April 30, 2026 and 2025, respectively.
8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Computer software	$27,680	$26,839
Office equipment	23,985	23,907
Furniture and fixtures	7,023	7,133
Leasehold improvements	57,962	57,983
Construction in progress	40	33
Software in progress	110	687
Total property and equipment, gross	116,800	116,582
Less: accumulated depreciation	(89,443)	(86,494)
Total property and equipment, net	$27,357	$30,088
As of April 30, 2026 and January 31, 2026, the Company's property and equipment, net attributable to the United States was 93% in both periods. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.2 million and $2.7 million three months ended April 30, 2026 and 2025, respectively.

As of April 30, 2026, the Company was in the process of subleasing a floor of its corporate headquarters. In connection with this arrangement, the Company recorded a $4.3 million impairment loss during the three months ended April 30, 2026, of which $3.3 million was attributable to the right-of-use asset and $1.0 million to the related leasehold improvements. During the three months ended April 30, 2026, the Company also recorded an impairment loss of $0.4 million related to cloud computing capitalized implementation costs, which were reflected in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet. The following table summarizes the Company’s impairment loss for the periods presented:

	Three months ended April 30,
(in thousands)	2026	2025
Cost of revenue	$1,453	$—
Sales and marketing	1,108	—
Research and development	1,042	—
General and administrative	1,086	—
Total impairment loss	$4,689	$—
9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Accounts payable	$5,005	$5,833
Accrued employee compensation	13,172	26,129
Accrued Publisher Network fees	3,306	2,701
Accrued professional services and associated costs	2,728	2,734
Accrued employee stock purchase plan withholdings liability	319	1,253
Other current liabilities	12,058	13,878
Total accounts payable, accrued expenses and other current liabilities	$36,588	$52,528
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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended April 30,
(in thousands)	2026	2025
Equity classified awards:
Cost of revenue	$478	$671
Sales and marketing	1,641	2,411
Research and development	3,360	3,134
General and administrative	4,555	6,443
Total stock-based compensation expense	$10,034	$12,659
In addition, certain liability classified awards were granted in connection with the Hearsay acquisition and relate to portions of the incentive pool and earnout that generally vest over one year from the Hearsay acquisition date. These awards may be settled in cash or shares at the Company's election, and are measured at each reporting date based on their expected value, with compensation cost being recognized over the related service period. The corresponding liabilities associated with these awards are included within accounts payable, accrued expenses and other current liabilities, and other long term liabilities on the Company's condensed consolidated balance sheet depending on the estimated settlement date of the award. The following table summarizes the Company's compensation expense for liability classified awards for the periods presented:

	Three months ended April 30,
(in thousands)	2026	2025
Liability classified awards:
Cost of revenue	$6	$491
Sales and marketing	61	473
Research and development	44	687
General and administrative	8	181
Total compensation expense	$119	$1,832
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2026	1,178,814	$6.75	0.56	$665
Granted	—	$—
Exercised	—	$—
Forfeited/canceled/expired	(656,850)	$6.34
Balance, April 30, 2026	521,964	$7.27	0.55	$—
Vested and expected to vest	521,964	$7.27	0.55	$—
Exercisable, April 30, 2026	521,964	$7.27	0.55	$—
Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2026	7,607,861	$7.51
Granted	3,161,407	$3.64
Vested and converted to shares	(1,709,285)	$6.91
Forfeited or canceled	(196,431)	$7.73
Balance, April 30, 2026	8,863,552	$6.24
Performance-Based Restricted Stock Units ("PSUs")
During the three months ended April 30, 2026, the Company granted 7,310,522 PSUs containing market or performance conditions. Awards granted that contain market conditions are subject to the achievement of certain stock price targets which vest over approximately a three to six-year period, or are based on the Company's total shareholder return ("TSR"), relative to the TSR of companies in the S&P Software and Services Select Index which vest over approximately a two-year period. Awards granted that contain performance conditions are based on the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics which vest over approximately a two-year period. The total number of shares that are eligible to vest for awards subject to TSR and ARR and Adjusted EBITDA margin growth metrics ranges from 0% to 200% of the target PSUs.

The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2026	3,825,000	$6.31
Granted	7,310,522	$2.88
Achievement of awards in excess of target(1)	89,498	$7.17
Vested	(601,998)	$7.17
Forfeited or canceled	—	$—
Balance, April 30, 2026	10,623,022	$3.91
(1)     Relates to awards granted during fiscal 2026 based on ARR and Adjusted EBITDA margin growth metrics.
11. Equity
Tender Offer
On February 10, 2026, the Company announced the commencement of an issuer self-tender offer (the "Tender Offer") to purchase for cash up to $180.0 million in value of shares of common stock of the Company at price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, the Company decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026. On March 23, 2026, the Company completed the Tender Offer and repurchased 24,347,825 shares at a price of $5.75 per share for a total amount of $140.0 million, excluding excise tax, direct fees and expenses related to the Tender Offer.

Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company's common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the three months ended April 30, 2026, no repurchases were made under the share repurchase program. As of April 30, 2026, approximately $14.9 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares. In May 2026, the Company's Board of Directors authorized an additional $100.0 million to the share repurchase program.
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
12. Debt
BlackRock Credit Agreement
On May 15, 2025 (the "Closing Date"), the Company entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” and borrowings under the Term Loan Facilities, the "Term Loans"). The Term Loan Facilities mature on May 15, 2030. The Company borrowed $100.0 million under the Initial Term Loan Facility on May 15, 2025 and borrowed $50.0 million under the Delayed Draw Term Loan Facility on March 6, 2026. The proceeds of the term loans made under the Initial Term Loan Facility were used to pay fees related to a previous credit facility with Silicon Valley Bank that was terminated on May 15, 2025, and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The Company used the proceeds of the term loans made under the Delayed Draw Term Loan Facility in connection with the Tender Offer. See Note 11 "Equity" to the condensed consolidated financial statements for additional information on the Tender Offer.
The Term Loan Facilities are held by a related party who was an equity holder of the Company on the Closing Date and as of April 30, 2026. The Company includes shareholders holding more than 5% of the voting securities within its definition of related parties.
The Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable quarterly in arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of April 30, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
The obligations under the May 2025 Credit Agreement are guaranteed by certain subsidiaries of the Company and secured by a lien on substantially all of the property of the Company and certain subsidiary guarantors.
The May 2025 Credit Agreement contains customary affirmative and negative covenants and restrictions that, among other things, restrict the Company and the Company's subsidiaries’ ability to repurchase stock, incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. The May 2025 Credit Agreement also contains financial covenants that require the Company to maintain minimum qualified cash of at least $35.0 million at all times and minimum consolidated EBITDA for relevant test periods, tested on a quarterly basis. The May 2025 Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the May 2025 Credit Agreement becoming immediately due and payable and termination of the commitments.
The Term Loans are subject to certain mandatory prepayment events, including an excess cash flow sweep of up to 30% for excess cash flow periods in which the Company’s annualized recurring revenue is less than $350.0 million.
In connection with the May 2025 Credit Agreement, the Company incurred original issue discount costs of $1.5 million and debt issuance costs of $0.8 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of April 30, 2026, the Company was in compliance with all debt covenants.

The following table sets forth the Company’s debt obligations for the period presented:

(in thousands)	April 30, 2026
Principal	$150,000
Unamortized original issue discount and debt issuance costs	(2,403)
Net carrying amount	$147,597
13. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented:

	Three months ended April 30,
	2026	2025
Income from operations before income taxes	$3,058	$753
(Provision for) benefit from income taxes	$(433)	$17
Effective tax rate	14.16%	(2.26%)
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period.
During the three months ended April 30, 2026, the Company recorded a provision for income taxes of $0.4 million. During the three months ended April 30, 2025, the Company recorded a benefit from income tax of less than $0.1 million.
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
        As of April 30, 2026, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2027 (remainder of fiscal year)	$14,599	$32,672
2028	19,031	20,608
2029	18,785	2,414
2030	17,306	659
2031	17,187	18
2032 and thereafter	1,980	66
Total	$88,888	$56,437
In connection with the acquisition of Hearsay, an earnout arrangement exists where the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period. As of April 30, 2026, the Company has made payments of $10.5 million related to the earnout arrangement. Payments can be settled in cash or shares at the Company's election and all remaining payments are estimated to occur in fiscal year 2027. See Note 4 "Business Combinations" and Note 6 "Fair Value of Financial Instruments" to the condensed consolidated financial statements for additional information.
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

15. Net Income Per Share Attributable to Common Stockholders
The Company computes basic net income per share using the weighted average number of common shares outstanding. The Company computes diluted net income per share using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares using the treasury stock method or the if-converted method depending on the arrangement.
The following table sets forth the computation of the basic and diluted net income per share attributable to common stockholders:

	Three months ended April 30,
(in thousands, except share and per share data)	2026	2025
Basic net income per share:
Numerator:
Net income, basic	$2,625	$770
Denominator:
Weighted-average common shares outstanding, basic	111,725,486	125,651,595
Net income per share:
Net income per share attributable to common stockholders, basic	$0.02	$0.01

Diluted net income per share:
Numerator:
Net income, diluted	$2,625	$770
Denominator:
Number of shares used in basic calculation	111,725,486	125,651,595
Dilutive effect of employee stock-based awards	1,231,983	4,239,967
Dilutive effect of incentive pool	—	1,380,555
Weighted-average common shares outstanding, diluted	112,957,469	131,272,117
Net income per share attributable to common stockholders, diluted	$0.02	$0.01
Anti-dilutive common equivalent shares that have been excluded from diluted net income per share were as follows:

	Three months ended April 30,
	2026	2025
Options to purchase common stock	521,964	682,667
Restricted stock and restricted stock units	5,238,920	9,690,900
Performance-based restricted stock units	8,685,522	1,390,000
Total anti-dilutive common equivalent shares	14,446,406	11,763,567
The earnout arrangement and incentive pool entered into in connection with the acquisition of Hearsay represent liability-classified arrangements that may be settled in cash or shares at the Company's election. Diluted net income per share includes the effect of the potential share settlement associated with these arrangements when such effects are dilutive. For both the three months ended April 30, 2026 and 2025, diluted net income per share excluded the effect of the earnout arrangement as it was anti-dilutive. See Note 4 "Business Combinations" to the condensed consolidated financial statements for additional information related to the earnout and incentive pool.

16. Segment Information
The Company operates as one operating segment for which the CODM uses consolidated net income (loss) to measure segment profit or loss. This measure of segment profit or loss is used by the CODM to allocate resources and assess performance. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements for additional information about the Company's segment policy.
The following table is a summary of the significant expenses and consolidated net income provided to the CODM:

	Three months ended April 30,
(in thousands)	2026	2025
Revenue	$107,917	$109,483
Less:
Cost of revenue(1)	24,900	23,460
Sales and marketing(1)	24,873	31,607
Research and development(1)	17,022	18,074
General and administrative(1)	16,362	14,376
Other segment expenses(2)	22,135	21,196
Net income	$2,625	$770
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
17. Subsequent Events
In May 2026, the Company's Board of Directors authorized an additional $100.0 million to the share repurchase program. See Note 11 "Equity" to the condensed consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the Securities and Exchange Commission ("SEC") on March 10, 2026. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Yext empowers businesses to manage their knowledge so they can deliver relevant, actionable answers to consumer questions as well as consistent, accurate and engaging experiences to customers throughout the digital ecosystem. Our digital presence platform (also known as the Answers Platform) lets businesses structure and organize information about their brands in our Knowledge Graph (previously known as Yext Content), which is then delivered across first-and third-party websites and applications through our network of over 200 service and application providers, which we refer to as our Publisher Network. These publishers include, among others, Amazon Alexa, Apple, Bing, Facebook, Google Business Profile, OpenAI, and Yelp. Our platform powers all of our key products, including Listings, Reviews, Pages, Search, Social, Relate, and Scout, each with robust analytics capabilities for businesses to easily track performance across customer experiences. It is our mission to empower businesses to easily manage every aspect of their digital presence to make meaningful connections with their customers across every digital touchpoint.
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
Fiscal Year
Our fiscal year ends on January 31st. References to fiscal 2027, for example, are to the fiscal year ending January 31, 2027.
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
Recent Developments
On February 10, 2026, we announced the commencement of an issuer self-tender offer (the "Tender Offer") to purchase for cash up to $180.0 million in value of shares of our common stock at a price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, we decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026. On March 23, 2026, we completed the Tender Offer and repurchased 24,347,825 shares at a price of $5.75 per share for a total amount of $140.0 million, excluding excise tax, direct fees and expenses related to the Tender Offer. On March 6, 2026, we borrowed $50.0 million under the Delayed Draw Term Loan Facility pursuant to the May 2025 Credit Agreement and used the proceeds in connection with the Tender Offer.
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
The cohorts of customers that we present ARR for include customers with ARR of less than $50,000, customers with ARR of $50,000 or more, and total customers. The cohort designation is based on the designation as of the 12 months prior to the end of the current period and does not reflect changes in cohort designation that may occur through the current period.
The following table provides our ARR for the periods presented:

	April 30,		Variance
(in thousands)	2026	2025	Dollars	Percent
Customers with less than $50,000	$37,690	$46,453	$(8,763)	(19%)
Customers with $50,000 or more	403,111	400,016	3,095	1%
Total ARR	$440,801	$446,469	$(5,668)	(1%)
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

The following table provides our dollar-based net retention rate for the periods presented:

	April 30,
	2026	2025
Customers with less than $50,000	86%	93%
Customers with $50,000 or more	97%	96%
Total Customers	95%	95%
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
The following table provides our dollar-based gross retention rate for the periods presented:

	April 30,
	2026	2025
Customers with less than $50,000	71%	79%
Customers with $50,000 or more	89%	88%
Total Customers	88%	87%

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
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including personnel-related costs, which mainly consist of salaries and wages, and stock-based compensation expense. Cost of revenue also includes fees associated with our Publisher Network application provider arrangements, the nature of which may be unpaid, fixed, or variable, and are unpaid with many of our larger providers, as well as the costs associated with our data centers. In addition, cost of revenue includes depreciation expense, which includes amounts allocated based on employee headcount, as well as amounts related to certain capitalized software development costs incurred in connection with additional functionality to our platform. Cost of revenue also includes amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as lease expenses (net of sublease income), and asset impairments associated with our office spaces, which are allocated based on employee headcount. In addition, cost of revenue includes professional related costs and software expense, which relates to licenses, professional services, and other costs associated with software for use in the operations of our business, which is also allocated based on employee headcount.
Operating Expenses
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages and costs of obtaining revenue contracts. Sales and marketing expenses also include lease expenses (net of sublease income), and asset impairments associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, sales and marketing expenses include amortization expense, which includes amounts related to intangible assets arising from acquisitions, as well as costs related to advertising and conferences and brand awareness events.
Research and development expenses. Research and development expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense. Personnel-related costs mainly consist of salaries and wages. Capitalized software development costs related to additional functionality to our platform are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and depreciated to cost of revenue over the term of their useful life. Research and development expenses also include data centers costs associated with pre-production costs for testing and quality assurance, as well as lease expenses (net of sublease income), and asset impairments associated with our office spaces, and software expense, each of which are allocated based on employee headcount.
General and administrative expenses. General and administrative expenses consist primarily of employee-related costs which are comprised of personnel-related costs and stock-based compensation expense for our finance and accounting, human resources, information technology and legal support departments. Personnel-related costs mainly consist of salaries and wages. General and administrative expenses also include lease expenses (net of sublease income), and asset impairments associated with our office spaces, as well as software expense, each of which are allocated based on employee headcount. In addition, general and administrative expenses include bad debt expense and other professional related costs which include acquisition-related costs, as well as fair value adjustments related to contingent consideration.

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2026	2025
Revenue	$107,917	$109,483
Cost of revenue(1)	29,195	27,105
Gross profit	78,722	82,378
Operating expenses:
Sales and marketing(1)	29,397	36,209
Research and development(1)	21,480	21,896
General and administrative(1)	22,263	23,155
Total operating expenses	73,140	81,260
Income from operations	5,582	1,118
Interest income	743	632
Interest expense	(3,102)	(642)
Other expense, net	(165)	(355)
Income from operations before income taxes	3,058	753
(Provision for) benefit from income taxes	(433)	17
Net income	$2,625	$770
(1)See Note 10 "Stock-Based Compensation" to our condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended April 30,
	2026	2025
Revenue	100%	100%
Cost of revenue	27	25
Gross profit	72.9	75.2
Operating expenses:
Sales and marketing	27	33
Research and development	20	20
General and administrative	21	21
Total operating expenses	68	74
Income from operations	5	1
Interest income	1	1
Interest expense	(3)	(1)
Other expense, net	—	—
Income from operations before income taxes	3	1
(Provision for) benefit from income taxes	(1)	—
Net income	2%	1%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025
Revenue

	Three months ended April 30,		Variance
(in thousands)	2026	2025	Dollars	Percent
Revenue	$107,917	$109,483	$(1,566)	(1%)
Cost of revenue	29,195	27,105	2,090	8%
Gross profit	$78,722	$82,378	$(3,656)	(4%)
Gross margin	72.9%	75.2%
Total revenue was $107.9 million for the three months ended April 30, 2026, compared to $109.5 million for the three months ended April 30, 2025, a decrease of $1.6 million or 1%. The decrease was primarily driven by customer attrition. For the three months ended April 30, 2026 and 2025, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%, compared to 93% and 7%, respectively.
Revenue for the three months ended April 30, 2026, included a positive impact from foreign currency exchange rates of approximately $0.6 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
Cost of Revenue and Gross Margin
Cost of revenue was $29.2 million for the three months ended April 30, 2026, compared to $27.1 million for the three months ended April 30, 2025, an increase of $2.1 million or 8%. The increase was primarily driven by a $1.1 million increase in data center costs. In addition, asset impairment charges of $1.5 million were recognized during the three months ended April 30, 2026, primarily in connection with subleasing a floor of our corporate headquarters.
Gross margin was 72.9% for the three months ended April 30, 2026, compared to 75.2% for the three months ended April 30, 2025 as reflected in the discussion above.
Operating Expenses

	Three months ended April 30,		Variance
(in thousands)	2026	2025	Dollars	Percent
Sales and marketing	$29,397	$36,209	$(6,812)	(19%)
Research and development	$21,480	$21,896	$(416)	(2%)
General and administrative	$22,263	$23,155	$(892)	(4%)
Sales and marketing expense was $29.4 million for the three months ended April 30, 2026, compared to $36.2 million for the three months ended April 30, 2025, a decrease of $6.8 million or 19%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $5.7 million and stock-based compensation expense decreased $0.8 million, reflecting lower headcount. This was offset by asset impairment charges of $1.1 million recognized during the three months ended April 30, 2026, primarily in connection with subleasing a floor of our corporate headquarters.
Research and development expense was $21.5 million for the three months ended April 30, 2026, compared to $21.9 million for the three months ended April 30, 2025, a decrease of $0.4 million or 2%. The decrease was primarily driven by a $0.8 million decrease in personnel-related costs, reflecting lower headcount, as well as a $0.5 million decrease in lease expense largely due to subleasing activity. This was offset by asset impairment charges of $1.0 million recognized during the three months ended April 30, 2026, primarily in connection with subleasing a floor of our corporate headquarters.
General and administrative expense was $22.3 million for the three months ended April 30, 2026, compared to $23.2 million for the three months ended April 30, 2025, a decrease of $0.9 million or 4%. The decrease was primarily driven by changes in the fair value of contingent consideration of $1.6 million. See Note 6 "Fair Value of Financial Instruments" to our condensed consolidated financial statements for additional information on contingent consideration. In addition, stock-based compensation expense decreased $1.9 million mainly due to the timing of awards vesting and professional related costs decreased $0.9 million inclusive of acquisition-related costs related to Places Scout included in our results for the three months ended April 30, 2025. This was offset by an increase in personnel-related costs of $2.1 million, reflecting higher headcount, and asset impairment charges of $1.1 million recognized during the three months ended April 30, 2026, primarily in connection with subleasing a floor of our corporate headquarters.
See Note 13" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.
Net Income
Net income was $2.6 million and $0.8 million for the three months ended April 30, 2026 and 2025, respectively.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe that certain non-GAAP financial measures are useful in evaluating our operating performance and our business.
Non-GAAP net income (loss) is a financial measure that is not calculated in accordance with GAAP. We define non-GAAP net income (loss) as our GAAP net income (loss) as adjusted to exclude the effects of stock-based compensation expense, acquisition-related costs, amortization of acquired intangibles, asset impairments, strategic transaction costs, and payroll tax contingencies, as well as the related income tax effect of these adjustments. Acquisition-related costs include transaction and related costs, subsequent fair value movements in contingent consideration, and compensation arrangements. Asset impairments include charges associated with subleasing floors of our corporate offices and capitalized implementation costs of cloud computing arrangements. Strategic transaction costs relate to third-party costs incurred in connection with Michael Walrath’s, Yext’s Chief Executive Officer and Chairman on the Board of Directors, non-binding proposal to acquire all outstanding shares. Payroll tax contingencies are related to a state payroll withholding tax audit that are not expected to recur. We believe non-GAAP net income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations. We also believe non-GAAP net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as it eliminates the effects of stock-based compensation, acquisition-related costs, amortization of acquired intangibles, asset impairments, strategic transaction costs, and payroll tax contingencies, which may vary for reasons unrelated to overall operating performance.
We utilize a projected tax rate of 25.5% in our computation of the non-GAAP income tax provision for fiscal 2027. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events. Our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
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
Recent Changes in Non-GAAP Metrics
Beginning with the three months ended April 30, 2026, we revised our definition of Non-GAAP net income (loss) and Adjusted EBITDA to include asset impairment charges associated with capitalized implementation costs of cloud computing arrangements. We believe this change provides investors with a view of continuing core operations without the effects of this item, which may vary for reasons unrelated to overall operating performance.
We have recast our results on the same basis for the prior comparative periods presented, although the effects in those periods remain unchanged.

The following table reconciles our GAAP net income to non-GAAP net income:

	Three months ended April 30,
(in thousands)	2026	2025
GAAP net income	$2,625	$770
Plus: Stock-based compensation expense	10,034	12,659
Plus: Acquisition-related costs	419	4,048
Plus: Amortization of acquired intangibles	4,033	4,141
Less: Tax adjustment	(5,237)	(5,093)
Plus: Asset impairments	4,689	—
Plus: Strategic transaction costs	101	—
Less: Payroll tax contingencies	(98)	—
Non-GAAP net income	$16,566	$16,525
The following table reconciles our GAAP net income to Adjusted EBITDA:

	Three months ended April 30,
(in thousands)	2026	2025
GAAP net income	$2,625	$770
Interest expense, net	2,359	10
Provision for (benefit from) income taxes	433	(17)
Depreciation and amortization	6,211	6,855
Other expense, net	165	355
Stock-based compensation expense	10,034	12,659
Acquisition-related costs	419	4,048
Asset impairments	4,689	—
Strategic transaction costs	101	—
Payroll tax contingencies	(98)	—
Adjusted EBITDA	$26,938	$24,680
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended April 30,
(in thousands)	2026	2025	Growth Rates
Revenue (GAAP)	$107,917	$109,483	(1%)
Effects of foreign currency rate fluctuations	(631)
Revenue on a constant currency basis (Non-GAAP)	$107,286		(2%)

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
The following table provides a reconciliation of GAAP cash flow provided by operating activities to free cash flow:

	Three months ended April 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$37,430	$37,725
Less: Capital expenditures inclusive of capitalized software development costs	(429)	(562)
Free cash flow	$37,001	$37,163
Operating cash flow margin	35%	34%
Free cash flow margin	34%	34%

Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash and cash equivalents of $91.9 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
Credit Arrangements
BlackRock
On May 15, 2025, we entered into the May 2025 Credit Agreement which provides for (i) a senior secured initial term loan facility (the “Initial Term Loan Facility”) in an aggregate principal amount of up to $100.0 million, (ii) a secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan Facility”), and (iii) an uncommitted secured discretionary delayed draw term loan facility in an aggregate principal amount of up to $50.0 million (the “Discretionary Delayed Draw Term Loan Facility”, and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, the “Term Loan Facilities” and borrowings under the Term Loan Facilities, the "Term Loans"). The Term Loan Facilities mature on May 15, 2030. We borrowed $100.0 million under the Initial Term Loan Facility on May 15, 2025 and borrowed $50.0 million under the Delayed Draw Term Loan Facility on March 6, 2026. The proceeds of the term loans made under the Initial Term Loan Facility were used to pay fees related to our previous credit facility with Silicon Valley Bank that was terminated on May 15, 2025, and expenses associated with Term Loan Facilities, with the remainder available for general corporate purposes. The proceeds of the term loans made under the Delayed Draw Term Loan Facility were used in connection with our Tender Offer.
The Term Loan Facilities bear interest, at our option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in quarterly arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of April 30, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
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
In connection with the May 2025 Credit Agreement, we incurred original issue discount costs of $1.5 million and debt issuance costs of $0.8 million. These costs will be amortized to interest expense over the term of the Term Loan Facilities using the effective interest method.
As of April 30, 2026, we were in compliance with all debt covenants.

Tender Offer
On February 10, 2026, we announced the commencement of the Tender Offer to purchase for cash up to $180.0 million in value of shares of our common stock at a price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, we decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026. On March 23, 2026, we completed the Tender Offer and repurchased 24,347,825 shares at a price of $5.75 per share for a total amount of $140.0 million, excluding excise tax, direct fees and expenses related to the Tender Offer.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the three months ended April 30, 2026, no repurchases were made under the share repurchase program. As of April 30, 2026, approximately $14.9 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares. In May 2026, our Board of Directors authorized an additional $100.0 million to our share repurchase program.
Cash Flows
The following table summarizes our cash flows:

	Three months ended April 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$37,430	$37,725
Net cash used in investing activities	$(429)	$(19,363)
Net cash used in financing activities	$(100,071)	$(29,023)
Operating Activities
Net cash provided by operating activities of $37.4 million for the three months ended April 30, 2026 reflected our net income of $2.6 million, adjusted by non-cash charges including stock-based compensation expense of $10.0 million, depreciation and amortization expense of $6.2 million, as well as amortization of operating lease right-of-use assets of $2.3 million and asset impairment charges of $4.7 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $49.4 million, mainly due to the timing of billing and cash collections during the period, and costs to obtain revenue contracts of $2.9 million. These increases were offset by changes in unearned revenue of $15.8 million, accounts payable, accrued expense and other current liabilities of $14.7 million, prepaid expenses and other current assets of $6.3 million, operating lease liabilities of $3.7 million and other long term assets of $0.9 million.
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
Investing Activities
Net cash used in investing activities of $0.4 million for the three months ended April 30, 2026 reflected capital expenditures.
Net cash used in investing activities of $19.4 million for the three months ended April 30, 2025 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $0.6 million.
Financing Activities
Net cash used in financing activities of $100.1 million for the three months ended April 30, 2026 reflected cash outflows of $142.0 million associated with our Tender Offer, $5.0 million associated with payments for taxes related to the net share settlement of stock-based compensation awards, and deferred acquisition payments of $2.9 million made in connection with the Hearsay and Places Scout acquisitions. This was offset by proceeds from debt issuance of $49.5 million related to the May 2025 Credit Agreement.

Net cash used in financing activities of $29.0 million for the three months ended April 30, 2025 was primarily related to cash outflows of $27.6 million associated with repurchases of common stock as part of our share repurchase program, as well as $2.1 million associated with payments for taxes related to the net share settlement of stock-based compensation awards.
Contractual Obligations
See Note 14 "Commitments and Contingencies" to our condensed consolidated financial statements for additional information on contractual obligations.
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies- Recent Accounting Pronouncements" to our condensed consolidated financial statements for additional information about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on April 30, 2026 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of April 30, 2026, we had cash and cash equivalents of $91.9 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2026, we had outstanding debt of $147.6 million under our May 2025 Credit Agreement, which carries interest as defined therein. See Note 11 “Debt” to our condensed consolidated financial statements for additional information. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical change of 1% in the interest rate as of April 30, 2026 would impact our annual interest expense by approximately $1.5 million.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2026.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our capital allocation strategy, including our recently completed self-tender offer, may not be effective at enhancing stockholder value, or providing other benefits we expect.
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
We experienced revenue growth rates of 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025, and 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024. While total revenue increased by 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined 2% year-over-year in the same period. Similarly, absent Hearsay's inclusion of revenue within our results for the fiscal year ended January 31, 2025, our revenue would have otherwise declined 4% year-over-year from the fiscal year ended January 31, 2024. In addition, our revenue decreased by 1% from the three months ended April 30, 2025 to the three months ended April 30, 2026. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
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
We have a history of losses and may not maintain profitability in the future.
While we generated net income of $2.6 million for the three months ended April 30, 2026, and $37.9 million for the fiscal year ended January 31 2026, we generated net losses of $27.9 million, and $2.6 million for the fiscal years ended January 31, 2025 and 2024, respectively. As of April 30, 2026, we had an accumulated deficit of $666.6 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis in past periods, we may have been deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to continue to be profitable, and, even if we do, we may not be able to remain profitable or increase our level of profitability. As a result, we may experience operating losses in the future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to sustain profitability, the market price of our common stock may significantly decrease.
Adverse economic conditions, including inflation or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions such as inflation, interest rates and currency exchange rates may remain unstable, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, political or economic instability tied to geopolitical events (such as global or regional political disruption, acts of terrorism, hostilities, military conflict, and acts of war, including in connection with ongoing conflicts in the Middle East and in Ukraine), changes in global trade policies and tariffs resulting in increased costs, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.
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
In addition, we have introduced new products such as Scout recently, which may have a significant effect on our operations. At the same time, our capital allocation strategy, including our ongoing self-tender offer, could distract from our ability to execute on our core business. As a result, we may have less ability to project our performance in the near term.
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
We have established strategic relationships with over 200 third-party service and application providers that comprise our Publisher Network, including Amazon Alexa, Apple, Bing, Facebook, Google Business Profile, OpenAI, and Yelp and many others. These application providers provide us with direct access to update content on their websites and applications. This direct access enables our customers to control their business listings on the Publisher Network application providers’ websites and applications and to push real-time or nearly real-time updates to those business listings. In order to maintain relationships with application providers, we may need to modify our products or strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these applications, either in whole or in part, our Publisher Network would not be as efficient, accurate or competitive. Our customers may also place a significant value on particular application providers such as Google such that the termination or impairment of our relationship with one or a limited number of application providers could lead to a loss of a significant number of customers.
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
For the fiscal years ended January 31, 2026, 2025 and 2024, the aggregate of our top five customers accounted for approximately 8%, 8% and 9%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has since been realized primarily in our quarterly results for the fiscal year ending January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in March 2022, we changed our Chief Executive Officer, Chief Financial Officer and broader leadership team, and the change of key executives may disrupt strategic initiatives of these functions for a period of time. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software and search software, as well as for skilled information technology, sales, marketing, legal and accounting professionals, and we may not be successful in attracting and retaining the professionals we need. In the future, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recent decreases in our stock price may also decrease retention. We face intense competition for qualified individuals from numerous software and other technology companies. For example, we may not be successful in attracting and retaining software developers with search expertise, as our competitors have greater experience and name recognition in this area. Competition for qualified personnel is particularly intense in metropolitan areas where we have offices, including the New York area. We may incur significant costs to attract and retain qualified personnel, and we may lose new employees to our competitors or other technology companies before we capitalize the benefit of our investment in recruiting and training them. We also employ a number of foreign nationals on work visas, primarily under the H-1B visa. Current and future restrictions on the availability of visas or delays in the issuance of visas could impair our ability to employ skilled professionals. If we are unable to hire and retain highly qualified personnel, our rate of growth and business will be adversely affected.
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
High-quality customer support and professional services are important for the successful retention of existing customers. Providing support and services, including education, training, data cleansing and processing, ongoing support as well as custom development services, requires that our personnel have specific knowledge and expertise of our platform, making it more difficult for us to hire qualified personnel and to scale up these operations. The importance of high-quality customer support and professional services and the difficulty of hiring qualified personnel will increase as we expand our business and pursue new customers and as our platform becomes more complex with the development of more features and capabilities. If we do not provide effective and timely ongoing customer support and professional services, our ability to sell additional features to, or to retain, existing customers may suffer, and our reputation with existing or potential customers may be harmed.
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
Our capital allocation strategy, including our recently completed self-tender offer, may not be effective at enhancing stockholder value, or providing other benefits we expect.
Although our capital allocation strategy, including our recently completed capital return, is intended to enhance stockholder value while allowing the Company to execute on its strategic initiatives, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in February 2026, following a strategic alternatives review process, our Board of Directors determined to commence a “modified Dutch auction” self-tender offer to repurchase up to $180.0 million in value of shares of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026.
Returning capital to our stockholders, including through the recently completed issuer tender offer, may reduce the market liquidity for our stock, potentially affecting its trading volatility and price, diminish our cash reserves and/or increase our leverage. Therefore, if we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and possibly other anti-corruption and anti-bribery laws and anti-

money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International, and increase our use of third-party business partners such as sales agents, distributors, resellers, or consultants, our risks under these laws may increase. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, resellers, agents and third-party intermediaries, even if we do not explicitly authorize, control or have actual knowledge of such activities. While we have policies and procedures in this area, we cannot guarantee that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations concerning or violations of these laws could subject us to investigations, sanctions, settlements, prosecution, enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from government contracting, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences, all of which could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees.
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
In addition, global tax developments applicable to multinational businesses continue to evolve and create uncertainty for us. For example, in 2022 the United States enacted an alternative minimum tax for companies with modified GAAP net income in excess of $1 billion. The Organization for Economic Cooperation and Development (the “OECD”) also has developed a global minimum tax framework to impose a minimum tax of 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. In January 2026, the OECD released administrative guidance reflecting a “side-by-side” framework to exclude U.S. multinational companies from certain minimum tax enforcement measures beginning in fiscal 2027. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and such becomes applicable. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
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
We may issue additional securities. Our amended and restated certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and powers senior to those of existing holders of our common stock. In addition, substantial blocks of our total outstanding shares are eligible to be sold into the market, although shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur.
In addition, equity compensation comprises a significant component of our compensation strategy. We have granted and expect to grant equity awards from our equity incentive plan and under the terms of such plan, shares of our common stock reserved for future issuance will be subject to annual increases, which would cause dilution. We have filed, and may in the future file, registration statements registering the issuance of shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans. Shares registered on the Form S-8 registration statement would be eligible for sale to the public, subject to certain legal limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023, an additional $50.0 million in March 2025, and an additional $100.0 million in May 2026. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. In February 2026, we commenced an issuer tender offer to repurchase up to $180.0 million of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026. Such repurchases could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. As of April 30, 2026, we repurchased 28,930,297 shares for $185.1 million under the share repurchase program and 24,347,825 shares for $140.0 million in connection with the Tender Offer. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our voting stock, voting together as a single class, to amend certain provisions of our amended and restated certificate of incorporation relating to the management of our business or for stockholders to amend our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. The provisions of Section 203 may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for three years after achieving that ownership threshold, absent certain circumstances. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the three months ended April 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet to be purchased under the plans or programs (in millions)
February 1, 2026 - February 28, 2026	—	$—	—	$194.9	(1)
March 1, 2026 - March 31, 2026(2)	24,347,825	$5.75	24,347,825	$14.9	(3)
April 1, 2026 - April 30, 2026	—	$—	—	$14.9	(3)
Total	24,347,825		24,347,825
(1)     Amount consists of (i) $180.0 million of our common stock to be repurchased pursuant to the Tender Offer, which amount was subsequently decreased to up to $140.0 million in March 2026, and (ii) $14.9 million which remained available for future purchases under our share repurchase program.
(2)     Repurchased shares relate to the completion of our Tender Offer.
(3)     Amount consists of $14.9 million which remained available for purchase under our share repurchase program.
Tender Offer
On February 10, 2026, we announced the commencement of the Tender Offer to purchase for cash up to $180.0 million in value of shares of our common stock at a price of not less than $5.75 nor greater than $6.50 per share, to the seller in cash, less any applicable withholdings and without interest, upon the terms and subject to the conditions described in the offer to purchase and the related letter of transmittal, as each may be amended time to time. The Tender Offer was originally scheduled to expire on March 12, 2026. On March 4, 2026, we decreased the maximum aggregate purchase price of shares to be repurchased in the Tender Offer to $140.0 million and extended the expiration date to March 18, 2026. On March 23, 2026, the Tender Offer was completed, and we repurchased 24,347,825 shares at a price of $5.75 per share for a total amount of $140.0 million, excluding excise tax, direct fees and expenses related to the Tender Offer.
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023 and an additional $50.0 million in March 2025. During the three months ended April 30, 2026, no repurchases were made under the share repurchase program. As of April 30, 2026, approximately $14.9 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares. In May 2026, our Board of Directors authorized an additional $100.0 million to our share repurchase program.
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the three months ended April 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item
408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	8-K	001-38056	3.1	4/23/2026
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2026 and January 31, 2026, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three months ended April 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

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

Date: June 2, 2026	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)