Form 10-Q
period 2026-07-31
Yext, Inc.
filed 2026-09-01
CIK 1614178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
As of August 18, 2026, the registrant had 98,978,704 shares of common stock, $0.001 par value per share outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
YEXT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$86,828	$154,123
Restricted cash, current	—	1,500
Accounts receivable, net of allowances of $2,159 and $2,345, respectively	68,797	120,637
Prepaid expenses and other current assets	26,071	21,253
Costs to obtain revenue contracts, current	16,917	20,291
Total current assets	198,613	317,804
Property and equipment, net	25,992	30,088
Operating lease right-of-use assets	43,987	50,908
Restricted cash, non-current	13,541	13,551
Costs to obtain revenue contracts, non-current	9,343	10,663
Goodwill	111,235	110,801
Intangible assets, net	77,647	85,133
Other long term assets	3,589	2,828
Total assets	$483,947	$621,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,614	$52,528
Unearned revenue, current	179,594	217,465
Operating lease liabilities, current	18,950	18,590
Contingent consideration, current	6,800	8,200
Total current liabilities	239,958	296,783
Operating lease liabilities, non-current	55,020	61,915
Long term debt, net	147,704	97,959
Other long term liabilities	5,603	5,698
Total liabilities	448,285	462,355
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized at July 31, 2026 and January 31, 2026; zero shares issued and outstanding at July 31, 2026 and January 31, 2026	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized at July 31, 2026 and January 31, 2026; 136,537,014 and 158,368,658 shares issued at July 31, 2026 and January 31, 2026, respectively; 99,283,687 and 122,933,027 shares outstanding at July 31, 2026 and January 31, 2026, respectively	137	158
Additional paid-in capital	898,016	1,027,900
Accumulated other comprehensive loss	(2,385)	(1,569)
Accumulated deficit	(653,475)	(669,249)
Treasury stock, at cost	(206,631)	(197,819)
Total stockholders’ equity	35,662	159,421
Total liabilities and stockholders’ equity	$483,947	$621,776
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenue	$111,103	$113,094	$219,019	$222,577
Cost of revenue	27,267	28,060	56,462	55,165
Gross profit	83,836	85,034	162,557	167,412
Operating expenses:
Sales and marketing	26,309	32,069	55,706	68,278
Research and development	19,373	23,352	40,854	45,248
General and administrative	20,592	(61)	42,854	23,094
Total operating expenses	66,274	55,360	139,414	136,620
Income from operations	17,562	29,674	23,143	30,792
Interest income	437	1,179	1,180	1,811
Interest expense	(3,565)	(2,277)	(6,667)	(2,919)
Other expense, net	(230)	(45)	(395)	(400)
Income from operations before income taxes	14,204	28,531	17,261	29,284
Provision for income taxes	(1,055)	(1,780)	(1,487)	(1,763)
Net income	$13,149	$26,751	$15,774	$27,521

Net income per share attributable to common stockholders, basic	$0.13	$0.22	$0.15	$0.22
Net income per share attributable to common stockholders, diluted	$0.13	$0.03	$0.15	$0.05
Weighted-average number of shares used in computing net income per share attributable to common stockholders, basic	100,094,307	122,854,629	105,813,505	124,229,932
Weighted-average number of shares used in computing net income per share attributable to common stockholders, diluted	103,110,326	130,800,808	107,165,224	131,013,284

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(374)	$21	$(825)	$3,304
Unrealized (loss) gain on marketable securities, net	—	(9)	9	(9)
Total comprehensive income	$12,775	$26,763	$14,958	$30,816
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended July 31, 2026

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2026	100,134	$136	$890,797	$(2,011)	$(666,624)	$(197,819)	$24,479
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	968	1	(2,760)	—	—	—	(2,759)
Stock-based compensation	—	—	9,962	—	—	—	9,962
Repurchase of common stock	(1,818)	—	17	—	—	(8,812)	(8,795)
Other comprehensive loss	—	—	—	(374)	—	—	(374)
Net income	—	—	—	—	13,149	—	13,149
Balance, July 31, 2026	99,284	$137	$898,016	$(2,385)	$(653,475)	$(206,631)	$35,662

Three Months Ended July 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, April 30, 2025	123,466	$154	$1,009,084	$(2,686)	$(706,350)	$(158,177)	$142,025
Exercise of stock options	55		321	—	—	—	321
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,916	2	(11,856)	—	—	—	(11,854)
Issuance of restricted stock	55	—	—	—	—	—	—
Stock-based compensation	—	—	13,050	—	—	—	13,050
Repurchase of common stock	(2,366)	—	—	—	—	(17,776)	(17,776)
Other comprehensive income	—	—	—	12	—	—	12
Net income	—	—	—	—	26,751	—	26,751
Balance, July 31, 2025	123,126	$156	$1,010,599	$(2,674)	$(679,599)	$(175,953)	$152,529
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

Six Months Ended July 31, 2026

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2026	122,933	$158	$1,027,900	$(1,569)	$(669,249)	$(197,819)	$159,421
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,224	2	(7,786)	—	—	—	(7,784)
Issuance of common stock under employee stock purchase plan	293	1	1,359	—	—	—	1,360
Stock-based compensation	—	—	19,874	—	—	—	19,874
Repurchase of common stock	(26,166)	(24)	(143,331)	—	—	(8,812)	(152,167)
Other comprehensive loss	—	—	—	(816)	—	—	(816)
Net income	—	—	—	—	15,774	—	15,774
Balance, July 31, 2026	99,284	$137	$898,016	$(2,385)	$(653,475)	$(206,631)	$35,662

Six Months Ended July 31, 2025

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, January 31, 2025	126,999	$153	$996,477	$(5,969)	$(707,120)	$(130,348)	$153,193
Exercise of stock options	87	—	439	—	—	—	439
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	2,457	3	(14,004)	—	—	—	(14,001)
Issuance of restricted stock	67	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	356	—	1,864	—	—	—	1,864
Stock-based compensation	—	—	25,823	—	—	—	25,823
Repurchase of common stock	(6,840)	—	—	—	—	(45,605)	(45,605)
Other comprehensive income	—	—	—	3,295	—	—	3,295
Net income	—	—	—	—	27,521	—	27,521
Balance, July 31, 2025	123,126	$156	$1,010,599	$(2,674)	$(679,599)	$(175,953)	$152,529
See the accompanying notes to the condensed consolidated financial statements.

YEXT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended July 31,
	2026	2025
Operating activities:
Net income	$15,774	$27,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,420	13,643
Impairment of long-lived assets	4,689	—
Bad debt expense	1,163	953
Stock-based compensation expense	19,995	25,621
Amortization of operating lease right-of-use assets	4,546	4,683
Adjustments to contingent consideration	10	(21,600)
Other, net	426	664
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	50,202	47,282
Prepaid expenses and other current assets	(5,139)	(2,017)
Costs to obtain revenue contracts	4,531	7,004
Other long term assets	(807)	6,847
Accounts payable, accrued expenses and other current liabilities	(17,712)	65
Unearned revenue	(37,260)	(46,452)
Operating lease liabilities	(7,380)	(7,022)
Other long term liabilities	(81)	(11,060)
Net cash provided by operating activities	45,377	46,132
Investing activities:
Capital expenditures	(688)	(1,135)
Cash paid in acquisitions, net of cash acquired	(1,068)	(18,801)
Net cash used in investing activities	(1,756)	(19,936)
Financing activities:
Proceeds from exercise of stock options	—	439
Proceeds from debt issuance	49,500	99,000
Repurchase of common stock	(150,906)	(45,380)
Payments for taxes related to net share settlement of stock-based compensation awards	(7,805)	(14,002)
Payments of deferred financing costs	(298)	(877)
Deferred acquisition payments	(2,905)	—
Proceeds, net from employee stock purchase plan withholdings	1,118	1,568
Net cash (used in) provided by financing activities	(111,296)	40,748
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,130)	3,940
Net (decrease) increase in cash, cash equivalents and restricted cash	(68,805)	70,884
Cash, cash equivalents and restricted cash at beginning of period	169,174	138,654
Cash, cash equivalents and restricted cash at end of period	$100,369	$209,538
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Six months ended July 31,
(in thousands)	2026	2025
Cash and cash equivalents	$86,828	$178,761
Restricted cash, current and non-current	13,541	30,777
Total cash, cash equivalents and restricted cash	$100,369	$209,538
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results for the six months ended July 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending January 31, 2027, or any other period.
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
Concentration of Credit Risk
Certain financial instruments that could be exposed to a concentration of credit risk include cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions, and such deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Collateral is not required for accounts receivable. As of July 31, 2026 one customer accounted for approximately 17% of the Company's accounts receivable. At January 31, 2026, no single customer accounted for more than 10% of the Company's accounts receivable. No single customer accounted for more than 10% of the Company's total revenue for the three and six months ended July 31, 2026 and 2025, respectively.
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
3. Revenue
Performance Obligations
The Company has identified that it has two distinct performance obligations: subscription and associated support to the Company's platform and professional services. The Company's revenue is predominantly related to its subscription and associated support to the Company's platform. Professional services revenue accounted for approximately 6% and 7% of the Company's total revenue for the six months ended July 31, 2026 and 2025, respectively.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
North America	$90,517	$91,012	$178,135	$179,862
International	20,586	22,082	40,884	42,715
Total revenue	$111,103	$113,094	$219,019	$222,577
North America revenue is attributable to the United States. International revenue is predominantly attributable to European countries, but also includes Japan.
For both the six months ended July 31, 2026 and July 31, 2025, the Company's revenue attributable to the United States represented 81% of total revenue, revenue attributable to the United Kingdom, which serves as the Company's main contracting entity for Europe, represented 18% of total revenue, and no other individual country represented more than 10% of total revenue.

Contract Assets
The Company records a contract asset when revenue is recognized prior to being billed. Contract assets were $8.1 million as of July 31, 2026 and $4.5 million as of January 31, 2026. Contract assets are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Contract Liabilities
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities consist primarily of unearned revenue and, to a lesser extent, customer deposits.
As of July 31, 2026, unearned revenue, current was $179.6 million, while unearned revenue, non-current, which is included within other long term liabilities on the Company's condensed consolidated balance sheet, was $0.2 million. Revenue recognized of $148.0 million during the six months ended July 31, 2026 was included in unearned revenue at the beginning of the period.
Customer deposits represent payments received in advance in instances where a revenue contract is cancelable in nature, and therefore the Company does not have an unconditional obligation to transfer control to a customer. As of July 31, 2026 and January 31, 2026, customer deposits of $0.9 million and $0.4 million are included in accounts payable, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, and contract terms. As of July 31, 2026, the Company had $488.4 million of remaining performance obligations, of which $439.6 million is expected to be recognized as revenue over the next twenty-four months, with the remaining balance expected to be recognized thereafter. As of January 31, 2026, the Company had $513.3 million of remaining performance obligations.
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

The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

(amounts in thousands)
Assets acquired:
Cash and cash equivalents	$26,362
Accounts receivable, net	5,619
Prepaid expenses and other current assets	2,454
Property and equipment, net	399
Operating lease right-of-use assets	414
Other long term assets(1)	5,942
Liabilities assumed:
Accounts payable, accrued expenses, and other current liabilities	(5,127)
Operating lease liabilities, current	(74)
Unearned revenue, current	(37,672)
Operating lease liabilities, non-current	(340)
Other long term liabilities(1)(2)	(11,340)
Identifiable intangible assets acquired(3)	101,850
Net assets acquired	88,487
Goodwill	92,240
Total consideration(4)(5)	$180,727
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
GoShine AI Acquisition
On June 14, 2026, the Company completed its acquisition of GoShine AI Ltd., for a purchase price of $1.1 million in cash. The acquisition strengthens the Company's ability to provide brand visibility, analytics and content generation. The purchase price of $1.1 million was allocated primarily to intangible assets including technology and goodwill in the amounts of $0.6 million and $0.5 million, respectively.
5. Investments in Marketable Securities
The following tables summarize the Company's investments in marketable securities:

	July 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$24,473	$—	$—	$24,473
Total marketable securities	$24,473	$—	$—	$24,473

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,227	$—	$—	$36,227
Commercial paper	29,904	—	(9)	29,895
U.S. treasury securities	29,876	—	—	29,876
Total marketable securities	$96,007	$—	$(9)	$95,998

As of July 31, 2026 and January 31, 2026, the Company's marketable securities have a maturity of 90 days or less and are classified as cash and cash equivalents. During the six months ended July 31, 2026 and 2025, the Company had no material reclassification adjustments from accumulated other comprehensive loss to net income.
The Company classifies interest income on investments in marketable securities, amortization of premiums and discounts, and realized gains and losses on securities available for sale within interest income in the condensed consolidated statements of operations and comprehensive income.
The Company regularly reviews its debt securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2026 and January 31, 2026, the unrealized losses and the related risk of expected credit losses were not significant.
6. Fair Value of Financial Instruments
The Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy are as follows:

	July 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,473	$—	$—	$24,473
Total assets	$24,473	$—	$—	$24,473
Liabilities:
Contingent consideration	$—	$—	$6,800	$6,800
Total liabilities	$—	$—	$6,800	$6,800

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,227	$—	$—	$36,227
Commercial paper		29,895		29,895
U.S. treasury securities	—	29,876	—	29,876
Total assets	$36,227	$59,771	$—	$95,998
Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200
Total liabilities	$—	$—	$8,200	$8,200
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
In connection with the Hearsay acquisition, the estimated fair value of the contingent consideration incorporates projected ARR values inclusive of revenue synergies and growth rates, as well as other key inputs. The key inputs as of July 31, 2026 are outlined below:

Volatility	12.9%
Revenue beta	0.29
Expected timing of payment	FY 2027
Discount rate	11.99% - 12.00%
A rollforward of the fair value of the contingent consideration liability for the six months ended July 31, 2026 is as follows:

(in thousands)
Balance as of January 31, 2026	$8,200
Change in fair value	10
Payments made in the period	(1,410)
Balance as of July 31, 2026	$6,800
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
The following table presents a reconciliation of the beginning and ending balances of goodwill:

(in thousands)
Balance as of January 31, 2026	$110,801
Goodwill acquired - GoShine AI	553
Effect of foreign currency translation on Goodwill acquired	(119)
Balance as of July 31, 2026	$111,235
The Company determined that no events occurred or circumstances changed that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount during the reporting periods ended July 31, 2026 and January 31, 2026. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the reporting periods ended July 31, 2026 and 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.
Amortization expense was $4.1 million and $8.1 million for the three and six months ended July 31, 2026, respectively and $4.0 million and $8.2 million for the three and six months ended July 31, 2025, respectively.

8. Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property and equipment, net consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Computer software	$27,680	$26,839
Office equipment	24,057	23,907
Furniture and fixtures	6,445	7,133
Leasehold improvements	57,990	57,983
Construction in progress	597	33
Software in progress	180	687
Total property and equipment, gross	116,949	116,582
Less: accumulated depreciation	(90,957)	(86,494)
Total property and equipment, net	$25,992	$30,088
As of July 31, 2026 and January 31, 2026, the Company's property and equipment, net attributable to the United States was 93% in both periods. No other individual country represented more than 10% of the total property and equipment, net as of those periods. Depreciation expense was $2.1 million and $4.3 million for the three and six months ended July 31, 2026, respectively and $2.7 million and $5.5 million for the three and six months ended July 31, 2025, respectively.
During the six months ended July 31, 2026, the Company subleased a floor of its corporate headquarters. In connection with this arrangement, the Company recorded a $4.3 million impairment loss, of which $3.3 million was attributable to the right-of-use asset and $1.0 million to the related leasehold improvements. During the six months ended July 31, 2026, the Company also recorded an impairment loss of $0.4 million related to cloud computing capitalized implementation costs, which were reflected in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet. The following table summarizes the Company’s impairment loss for the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$—	$—	$1,453	$—
Sales and marketing	—	—	1,108	—
Research and development	—	—	1,042	—
General and administrative	—	—	1,086	—
Total impairment loss	$—	$—	$4,689	$—
9. Accounts Payable, Accrued Expenses and Other Current Liabilities
Accounts payable, accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Accounts payable	$5,256	$5,833
Accrued employee compensation	11,991	26,129
Accrued Publisher Network fees	3,945	2,701
Accrued professional services and associated costs	2,557	2,734
Accrued employee stock purchase plan withholdings liability	1,011	1,253
Other current liabilities	9,854	13,878
Total accounts payable, accrued expenses and other current liabilities	$34,614	$52,528

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
The following table summarizes the Company's stock-based compensation expense for equity classified awards for the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Equity classified awards:
Cost of revenue	$488	$729	$966	$1,400
Sales and marketing	1,841	704	3,482	3,115
Research and development	2,952	3,818	6,312	6,952
General and administrative	4,680	7,711	9,235	14,154
Total stock-based compensation expense	$9,961	$12,962	$19,995	$25,621
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

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Liability classified awards:
Cost of revenue	$3	$225	$9	$716
Sales and marketing	30	100	91	573
Research and development	21	514	65	1,201
General and administrative	4	54	12	235
Total compensation expense	$58	$893	$177	$2,725
Stock Options
The following table summarizes the activity related to the Company's stock options:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2026	1,178,814	$6.75	0.56	$665
Granted	—	$—
Exercised	—	$—
Forfeited/canceled/expired	(678,575)	$6.39
Balance, July 31, 2026	500,239	$7.24	0.31	$—
Vested and expected to vest	500,239	$7.24	0.31	$—
Exercisable, July 31, 2026	500,239	$7.24	0.31	$—

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units ("RSUs"):

	Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2026	7,607,861	$7.51
Granted	3,660,655	$3.71
Vested and converted to shares	(2,907,326)	$7.08
Forfeited or canceled	(401,043)	$7.72
Balance, July 31, 2026	7,960,147	$5.90
Performance-Based Restricted Stock Units ("PSUs")
During the six months ended July 31, 2026, the Company granted 7,333,478 PSUs containing market or performance conditions. Awards granted that contain market conditions are subject to the achievement of certain stock price targets which vest over approximately a three to six-year period, or are based on the Company's total shareholder return ("TSR"), relative to the TSR of companies in the S&P Software and Services Select Index which vest over approximately a two-year period. Awards granted that contain performance conditions are based on the achievement of pre-determined ARR and Adjusted EBITDA margin growth metrics which vest over approximately a two-year period. The total number of shares that are eligible to vest for awards subject to TSR and ARR and Adjusted EBITDA margin growth metrics ranges from 0% to 200% of the target PSUs.
The following table summarizes the activity related to the Company’s PSUs:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance, January 31, 2026	3,825,000	$6.31
Granted	7,333,478	$2.88
Achievement of awards in excess of target(1)	89,498	$7.17
Vested	(1,168,435)	$6.82
Forfeited or canceled	(58,563)	$6.44
Balance, July 31, 2026	10,020,978	$3.75
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
Share Repurchase Program
In March 2022, the Company's Board of Directors authorized a $100.0 million share repurchase program of the Company's common stock which was increased by an additional $50.0 million in September 2023, $50.0 million in March 2025, and $100.0 million in May 2026. During the three and six months ended July 31, 2026, 1,817,696 shares were repurchased and as of July 31, 2026, approximately $106.2 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
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

2016 Equity Incentive Plan - Restated
The Company's 2016 Equity Incentive Plan (the "Existing Plan"), was amended and restated (the "Restated Plan") upon stockholder approval at the Company's 2026 Annual Meeting of Stockholders in June 2026 (the "Restated Plan Effective Date"). The Restated Plan expires after 10 years from the Restated Effective Date in June 2036. The Existing Plan was scheduled to expire in December 2026.
The Restated Plan reset the number of grants that can be issued and provides for an aggregate number of shares of common stock available for issuance of 4,500,000 shares, plus any shares from the Existing Plan that may become available as a result of forfeitures, expirations, or repurchases of awards outstanding under the Existing Plan on or after the Restated Plan Effective Date. The evergreen provision contained in the Existing Plan which provided for annual increases to shares available for issuance was removed.
Hearsay Social, Inc. 2019 Equity Incentive Plan
In connection with the Restated Plan, the Hearsay Social, Inc. 2019 Equity Incentive Plan (the "Hearsay Plan") was terminated at the Company's 2026 Annual Meeting of Stockholders. Awards outstanding under the Hearsay Plan at the time of termination remain in effect and continue to be governed in accordance with their original terms. Any shares that are forfeited under the Hearsay Plan following its termination will not be available for future grant under any of the Company's equity incentive plans.
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
The Term Loan Facilities are held by a related party who was an equity holder of the Company on the Closing Date and as of July 31, 2026. The Company includes shareholders holding more than 5% of the voting securities within its definition of related parties.
The Term Loan Facilities bear interest, at the Company's option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable quarterly in arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of July 31, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
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
As of July 31, 2026, the Company was in compliance with all debt covenants.
The following table sets forth the Company’s debt obligations for the periods presented:

(in thousands)	July 31, 2026	January 31, 2026
Principal	$150,000	$100,000
Unamortized original issue discount and debt issuance costs	(2,296)	(2,041)
Net carrying amount	$147,704	$97,959
13. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Income from operations before income taxes	$14,204	$28,531	$17,261	$29,284
Provision for income taxes	$(1,055)	$(1,780)	$(1,487)	$(1,763)
Effective tax rate	7.43%	6.24%	8.62%	6.02%
The Company calculates its year-to-date (provision for) benefit from income taxes by applying the estimated annual effective tax rate ("AETR") to year-to-date income or loss from operations before income taxes and adjusts for discrete tax items recorded in the period.
During the three and six months ended July 31, 2026, the Company recorded a provision for income taxes of $1.1 million and $1.5 million, respectively. During both the three and six months ended July 31, 2025, the Company recorded a provision from income tax of $1.8 million.
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
As of July 31, 2026, the Company's contractual obligations are as follows (in thousands):

Fiscal year ending January 31:	Leases	Other
2027 (remainder of fiscal year)	$9,833	$23,960
2028	19,238	21,042
2029	19,002	2,489
2030	17,418	690
2031	17,187	17
2032 and thereafter	1,980	82
Total	$84,658	$48,280
In connection with the acquisition of Hearsay, an earnout arrangement exists where the Company may also be required to pay up to $75.0 million to the former holders of Hearsay's outstanding equity interests, subject to the achievement of certain ARR milestones over a two-year period. As of July 31, 2026, the Company has made payments of $10.5 million related to the earnout arrangement. Payments can be settled in cash or shares at the Company's election and all remaining payments are estimated to occur in fiscal year 2027. See Note 4 "Business Combinations" and Note 6 "Fair Value of Financial Instruments" to the condensed consolidated financial statements for additional information.
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
The following table sets forth the computation of the basic and diluted net income per share attributable to common stockholders:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic net income per share:
Numerator:
Net income, basic	$13,149	$26,751	$15,774	$27,521
Denominator:
Weighted-average common shares outstanding, basic	100,094,307	122,854,629	105,813,505	124,229,932
Net income per share:
Net income per share attributable to common stockholders, basic	$0.13	$0.22	$0.15	$0.22

Diluted net income per share:
Numerator:
Net income	$13,149	$26,751	$15,774	$27,521
Fair value adjustment related to contingent consideration	(200)	(23,400)	—	(21,600)
Net income, diluted	$12,949	$3,351	$15,774	$5,921
Denominator:
Number of shares used in basic calculation	100,094,307	122,854,629	105,813,505	124,229,932
Dilutive effect of employee stock-based awards	1,471,453	5,380,873	1,351,719	4,810,421
Dilutive effect of incentive pool	—	1,129,194	—	1,254,875
Dilutive effect of earnout arrangement	1,544,566	1,436,112	—	718,056
Weighted-average common shares outstanding, diluted	103,110,326	130,800,808	107,165,224	131,013,284
Net income per share attributable to common stockholders, diluted	$0.13	$0.03	$0.15	$0.05

Anti-dilutive common equivalent shares that have been excluded from diluted net income per share were as follows:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Options to purchase common stock	500,239	181,750	511,102	507,946
Restricted stock and restricted stock units	4,260,230	3,400,013	4,749,575	2,818,227
Shares estimated to be purchased under ESPP	199,208	—	99,604	—
Performance-based restricted stock units	6,708,478	2,995,000	7,697,000	2,862,500
Contingent shares - earnout arrangement	—	—	1,441,158	—
Total anti-dilutive common equivalent shares	11,668,155	6,576,763	14,498,439	6,188,673
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
The following table is a summary of the significant expenses and consolidated net income provided to the CODM:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Revenue	$111,103	$113,094	$219,019	$222,577
Less:
Cost of revenue(1)	24,408	24,790	49,308	48,252
Sales and marketing(1)	22,756	29,959	47,629	61,566
Research and development(1)	16,398	19,149	33,420	37,222
General and administrative(1)	15,671	15,582	32,031	29,958
Other segment expenses (income)(2)	18,721	(3,137)	40,857	18,058
Net income	$13,149	$26,751	$15,774	$27,521
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
Revenue is a function of the number of customers, the number of licenses or capacity purchased by each customer, the package to which each customer subscribes, the price of the package and renewal rates. We offer subscriptions in a discrete range of packages, with pricing based on specified capabilities and solutions and the number of licenses managed by the customer as well as on a capacity-basis.
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
Shareholder Developments
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
See Part II Item 1A “Risk Factors” for further discussion of the possible impact of the current macroeconomic conditions and shareholder developments on our business.

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
The following table provides our ARR for the periods presented:

	July 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Customers with less than $50,000	$34,935	$45,038	$(10,103)	(22%)
Customers with $50,000 or more	405,880	399,324	6,556	2%
Total ARR	$440,815	$444,362	$(3,547)	(1%)
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

The following table provides our dollar-based net retention rate for the periods presented:

	July 31,
	2026	2025
Customers with less than $50,000	79%	91%
Customers with $50,000 or more	98%	96%
Total Customers	96%	95%
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
The following table provides our dollar-based gross retention rate for the periods presented:

	July 31,
	2026	2025
Customers with less than $50,000	69%	78%
Customers with $50,000 or more	90%	89%
Total Customers	88%	88%

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

Results of Operations
The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Revenue	$111,103	$113,094	$219,019	$222,577
Cost of revenue(1)	27,267	28,060	56,462	55,165
Gross profit	83,836	85,034	162,557	167,412
Operating expenses:
Sales and marketing(1)	26,309	32,069	55,706	68,278
Research and development(1)	19,373	23,352	40,854	45,248
General and administrative(1)	20,592	(61)	42,854	23,094
Total operating expenses	66,274	55,360	139,414	136,620
Income from operations	17,562	29,674	23,143	30,792
Interest income	437	1,179	1,180	1,811
Interest expense	(3,565)	(2,277)	(6,667)	(2,919)
Other expense, net	(230)	(45)	(395)	(400)
Income from operations before income taxes	14,204	28,531	17,261	29,284
Provision for income taxes	(1,055)	(1,780)	(1,487)	(1,763)
Net income	$13,149	$26,751	$15,774	$27,521
(1)See Note 10 "Stock-Based Compensation" to our condensed consolidated financial statements for amounts included.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	25	25	26	25
Gross profit	75.5	75.2	74.2	75.2
Operating expenses:
Sales and marketing	24	28	25	31
Research and development	17	21	19	20
General and administrative	19	—	20	10
Total operating expenses	60	49	64	61
Income from operations	16	26	10	14
Interest income	—	1	1	1
Interest expense	(3)	(2)	(3)	(2)
Other expense, net	—	—	—	—
Income from operations before income taxes	13	25	8	13
Provision for income taxes	(1)	(1)	(1)	(1)
Net income	12%	24%	7%	12%
Note: Numbers rounded for presentation purposes and may not sum.

Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025
Revenue

	Three months ended July 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Revenue	$111,103	$113,094	$(1,991)	(2%)
Cost of revenue	27,267	28,060	(793)	(3%)
Gross profit	$83,836	$85,034	$(1,198)	(1%)
Gross margin	75.5%	75.2%
Total revenue was $111.1 million for the three months ended July 31, 2026, compared to $113.1 million for the three months ended July 31, 2025, a decrease of $2.0 million or 2%. The decrease was primarily driven by customer attrition. For the three months ended July 31, 2026 and 2025, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%, compared to 93% and 7%, respectively.
Revenue for the three months ended July 31, 2026, included a negative impact from foreign currency exchange rates of approximately $0.2 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than U.S. Dollars (“USD”) into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
Cost of Revenue and Gross Margin
Cost of revenue was $27.3 million for the three months ended July 31, 2026, compared to $28.1 million for the three months ended July 31, 2025, a decrease of $0.8 million or 3%. The decrease was primarily driven by a $0.7 million decrease in personnel-related costs, reflecting lower headcount, and a $0.5 million decrease in lease expense largely due to subleasing activity. This was offset by a $0.9 million increase in data center costs.
Gross margin was 75.5% for the three months ended July 31, 2026, compared to 75.2% for the three months ended July 31, 2025 as reflected in the discussion above.
Operating Expenses

	Three months ended July 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Sales and marketing	$26,309	$32,069	$(5,760)	(18%)
Research and development	$19,373	$23,352	$(3,979)	(17%)
General and administrative	$20,592	$(61)	$20,653	N/M(1)
(1)    Not meaningful
Sales and marketing expense was $26.3 million for the three months ended July 31, 2026, compared to $32.1 million for the three months ended July 31, 2025, a decrease of $5.8 million or 18%. The decrease was primarily driven by a $4.4 million decrease in personnel-related costs, reflecting lower headcount, and a $0.8 million decrease in professional fees. This was offset by a $1.1 million increase in stock-based compensation expense primarily driven by the departure of an executive during the three months ended July 31, 2025.
Research and development expense was $19.4 million for the three months ended July 31, 2026, compared to $23.4 million for the three months ended July 31, 2025, a decrease of $4.0 million or 17%. The decrease was primarily driven by employee-related costs as personnel-related costs decreased $1.6 million, reflecting lower headcount, and stock-based compensation expense decreased $0.9 million primarily due to a shift in our granting practices from time-based restricted stock awards to performance-based awards, compounded by lower grant date fair values for awards granted during fiscal 2027.
General and administrative expense was $20.6 million for the three months ended July 31, 2026, compared to a $0.1 million benefit for the three months ended July 31, 2025, an increase of $20.7 million. The increase was primarily driven by changes in the fair value of contingent consideration of $23.2 million pertaining to the Hearsay acquisition. During the three months ended July 31, 2025, a fair value adjustment of $23.4 million was recorded, stemming from a decline in the estimated achievement of the earnout arrangement. In addition, personnel-related costs increased by $1.1 million, reflecting higher headcount. This was offset by a $3.0 million decrease in stock-based compensation expense primarily due to a shift in our granting practices from time-based restricted stock awards to performance-based awards, compounded by lower grant date fair values for awards granted during fiscal 2027, and by awards that have fully vested for certain executives.
See Note 13" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.

Net Income
Net income was $13.1 million and $26.8 million for the three months ended July 31, 2026 and 2025, respectively.
Six Months Ended July 31, 2026 Compared to Six Months Ended July 31, 2025
Revenue

	Six months ended July 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Revenue	$219,019	$222,577	$(3,558)	(2%)
Cost of revenue	56,462	55,165	1,297	2%
Gross profit	$162,557	$167,412	$(4,855)	(3%)
Gross margin	74.2%	75.2%
Total revenue was $219.0 million for the six months ended July 31, 2026, compared to $222.6 million for the six months ended July 31, 2025, a decrease of $3.6 million or 2%. The decrease was primarily driven by customer attrition. During the six months ended July 31, 2026 and 2025, revenue recognized from subscription and associated support to our platform was 94%, while revenue recognized from professional services was 6%, compared to 93% and 7%, respectively.
Revenue for the six months ended July 31, 2026, included a positive impact from foreign currency exchange rates of approximately $0.5 million, using a constant currency basis. We calculate constant currency by translating our current period results for entities reporting in currencies other than USD into USD at the average monthly exchange rates in effect during the comparative period, as opposed to the average monthly exchange rates in effect during the current period.
Cost of Revenue and Gross Margin
Cost of revenue was $56.5 million for the six months ended July 31, 2026, compared to $55.2 million for the six months ended July 31, 2025, an increase of $1.3 million or 2%. The increase was primarily driven by a $2.0 million increase in data center costs. In addition, asset impairment charges of $1.5 million were recognized during the six months ended July 31, 2026, in connection with subleasing a floor of our corporate headquarters. This was offset by smaller decreases in lease expense largely due to subleasing activity, personnel-related costs, and professional fees, among others.
Gross margin was 74.2% for the six months ended July 31, 2026, compared to 75.2% for the six months ended July 31, 2025 as reflected in the discussion above.
Operating Expenses

	Six months ended July 31,		Variance
(in thousands)	2026	2025	Dollars	Percent
Sales and marketing	$55,706	$68,278	$(12,572)	(18%)
Research and development	$40,854	$45,248	$(4,394)	(10%)
General and administrative	$42,854	$23,094	$19,760	86%
Sales and marketing expense was $55.7 million for the six months ended July 31, 2026, compared to $68.3 million for the six months ended July 31, 2025, a decrease of $12.6 million or 18%. The decrease was primarily driven by a $10.1 million decrease in personnel-related costs, reflecting lower headcount, a $1.1 million decrease in lease expense largely due to subleasing activity, and a $1.0 million decrease in professional fees. This was offset by asset impairment charges of $1.1 million recognized during the six months ended July 31, 2026, in connection with subleasing a floor of our corporate headquarters.
Research and development expense was $40.9 million for the six months ended July 31, 2026, compared to $45.2 million for the six months ended July 31, 2025, a decrease of $4.4 million or 10%. The decrease was primarily driven by a $2.4 million decrease in personnel-related costs, reflecting lower headcount, and a $1.0 million decrease in lease expense largely due to subleasing activity. This was offset by asset impairment charges of $1.0 million recognized during the six months ended July 31, 2026, in connection with subleasing a floor of our corporate headquarters.
General and administrative expense was $42.9 million for the six months ended July 31, 2026, compared to $23.1 million for the six months ended July 31, 2025, an increase of $19.8 million or 86%. The increase was primarily driven by changes in the fair value of contingent consideration of $21.6 million pertaining to the Hearsay acquisition, stemming from a decline in the estimated achievement of the earnout arrangement during the six months ended July 31, 2025. In addition, personnel-related cost increased $3.2 million, reflecting higher headcount, and asset impairment charges of $1.1 million were recognized during the six months ended July 31, 2026, in connection with subleasing a floor of our corporate headquarters. This was offset by a $1.3 million decrease in professional fees and a $4.9 million decrease in stock-based compensation expense, primarily due to a shift in our granting practices from time-based restricted stock awards to performance-based awards, compounded by lower grant date fair values for awards granted during fiscal 2027, and by awards that have fully vested for certain executives.

See Note 13" Income Taxes" to our condensed consolidated financial statements for additional information on our provision for income taxes.
Net Income
Net income was $15.8 million and $27.5 million for the six months ended July 31, 2026 and 2025, respectively.

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

The following table reconciles our GAAP net income to non-GAAP net income:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
GAAP net income	$13,149	$26,751	$15,774	$27,521
Plus: Stock-based compensation expense	9,961	12,962	19,995	25,621
Plus (Less): Acquisition-related costs	332	(23,055)	752	(19,007)
Plus: Amortization of acquired intangibles	4,064	4,033	8,096	8,174
Less: Tax adjustment	(6,218)	(4,382)	(11,455)	(9,475)
Plus: Asset impairments	—	—	4,689	—
(Less) Plus: Strategic transaction costs	(48)	—	53	—
Less: Payroll tax contingencies	—	—	(98)	—
Non-GAAP net income	$21,240	$16,309	$37,806	$32,834
The following table reconciles our GAAP net income to Adjusted EBITDA:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
GAAP net income	$13,149	$26,751	$15,774	$27,521
Interest expense, net	3,128	1,098	5,487	1,108
Provision for income taxes	1,055	1,780	1,487	1,763
Depreciation and amortization	6,210	6,788	12,420	13,643
Other expense, net	230	45	395	400
Stock-based compensation expense	9,961	12,962	19,995	25,621
Acquisition-related costs	332	(23,055)	752	(19,007)
Asset impairments	—	—	4,689	—
Strategic transaction costs	(48)	—	53	—
Payroll tax contingencies	—	—	(98)	—
Adjusted EBITDA	$34,017	$26,369	$60,954	$51,049
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
The following table provides a reconciliation of revenue on a GAAP basis to revenue on a constant currency basis:

	Three months ended July 31,
(in thousands)	2026	2025	Growth Rates
Revenue (GAAP)	$111,103	$113,094	(2%)
Effects of foreign currency rate fluctuations	172
Revenue on a constant currency basis (Non-GAAP)	$111,275		(2%)

	Six months ended July 31,
	2026	2025	Growth Rates
Revenue (GAAP)	$219,019	$222,577	(2%)
Effects of foreign currency rate fluctuations	(458)
Revenue on a constant currency basis (Non-GAAP)	$218,561		(2%)
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
The following table provides a reconciliation of GAAP cash flow provided by operating activities to free cash flow:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$7,947	$8,407	$45,377	$46,132
Less: Capital expenditures inclusive of capitalized software development costs	(259)	(573)	(688)	(1,135)
Free cash flow	$7,688	$7,834	$44,689	$44,997
Operating cash flow margin	7%	7%	21%	21%
Free cash flow margin	7%	7%	20%	20%

Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash and cash equivalents of $86.8 million. We believe our existing cash and cash equivalents, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our cash flows, including net cash used in or provided by operating activities, may vary significantly from quarter to quarter, due to the timing of billings, cash collections and lease payments, significant marketing events and related expenses, acquisitions, and other factors.
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
The Term Loan Facilities bear interest, at our option, at an annual rate based on an adjusted term SOFR rate or a base rate. Term Loans based on the adjusted term SOFR rate shall bear interest at a per annum rate equal to term SOFR (subject to a 1.00% floor) plus 5.25%. Term Loans based on the base rate shall bear interest at a per annum rate equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds effective rate then in effect, plus 0.50% per annum, (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00% per annum, and (iv) 2.00%, in each case, plus a margin of 4.25%. Interest is due and payable in quarterly arrears, in the case of Term Loans bearing interest at the base rate, and at the end of an interest period (or quarterly, in the case of any interest period longer than 3 months), in the case of Term Loans bearing interest at the adjusted term SOFR rate. As of July 31, 2026, interest on the Term Loan Facilities was based on an adjusted term SOFR rate.
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
As of July 31, 2026, we were in compliance with all debt covenants.

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
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023, $50.0 million in March 2025, and $100.0 million in May 2026. During the three and six months ended July 31, 2026, 1,817,696 shares were repurchased and as of July 31, 2026, approximately $106.2 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
Cash Flows
The following table summarizes our cash flows:

	Six months ended July 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$45,377	$46,132
Net cash used in investing activities	$(1,756)	$(19,936)
Net cash (used in) provided by financing activities	$(111,296)	$40,748
Operating Activities
Net cash provided by operating activities of $45.4 million for the six months ended July 31, 2026 reflected our net income of $15.8 million, adjusted by non-cash charges including stock-based compensation expense of $20.0 million, depreciation and amortization expense of $12.4 million, asset impairment charges of $4.7 million, and amortization of operating lease right-of-use assets of $4.5 million. In addition, there were positive adjustments resulting from changes in accounts receivable of $50.2 million, mainly due to the timing of billing and cash collections during the period, and costs to obtain revenue contracts of $4.5 million. These increases were offset by changes in unearned revenue of $37.3 million, accounts payable, accrued expense and other current liabilities of $17.7 million, operating lease liabilities of $7.4 million, and prepaid expenses and other current assets of $5.1 million.
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
Investing Activities
Net cash used in investing activities of $1.8 million for the six months ended July 31, 2026 reflected cash outflows of $1.1 million related to cash paid, net of cash acquired, in the acquisition of GoShine AI, as well as capital expenditures of $0.7 million.
Net cash used in investing activities of $19.9 million for the six months ended July 31, 2025 reflected cash outflows of $18.8 million related to cash paid, net of cash acquired, in the acquisition of Places Scout, as well as capital expenditures of $1.1 million.
Financing Activities
Net cash used in financing activities of $111.3 million for the six months ended July 31, 2026 reflected cash outflows of $150.9 million associated with repurchases of our common stock, inclusive of $142.1 million associated with our Tender Offer and $8.8 million associated with our share repurchase program, $7.8 million associated with payments for taxes related to the net share settlement of stock-based compensation awards, and deferred acquisition payments of $2.9 million made in connection with the Hearsay and Places Scout acquisitions. This was offset by proceeds from debt issuance of $49.5 million related to the May 2025 Credit Agreement.

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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to our condensed consolidated financial statements for additional information about adopted and pending recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to foreign currency exchange rates, inflation and interest rates.
Foreign Currency Risk
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the period for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive (loss) income as a component of stockholders' equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in other expense, net. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates on July 31, 2026 to have a material effect on our financial position or results of operations. These exposures may change over time as business practices evolve and economic conditions change, including recent foreign currency impacts due to the macroeconomic environment.
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
Interest Rate Risk
As of July 31, 2026, we had cash and cash equivalents of $86.8 million. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2026, we had outstanding debt of $147.7 million reflected on our balance sheet, with the principal amount of the debt totaling $150.0 million under our May 2025 Credit Agreement, which carries interest as defined therein. See Note 12 “Debt” to our condensed consolidated financial statements for additional information. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical change of 1% in the interest rate as of July 31, 2026 would impact our annual interest expense by approximately $1.5 million.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2026.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We experienced revenue growth rates of 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, 4% from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025, and 1% from the fiscal year ended January 31, 2023 to the fiscal year ended January 31, 2024. While total revenue increased by 6% from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, this increase was inorganic due to our acquisition of Hearsay, and without this acquisition, our revenue would have otherwise declined 2% year-over-year in the same period. Similarly, absent Hearsay's inclusion of revenue within our results for the fiscal year ended January 31, 2025, our revenue would have otherwise declined 4% year-over-year from the fiscal year ended January 31, 2024. In addition, our revenue decreased by 2% from the six months ended July 31, 2025 to the six months ended July 31, 2026. While our historical revenue growth rates are not indicative of future growth, we may not achieve revenue growth in future periods, or our growth rates may slow further or contract in future periods, despite any increase in revenue as a result of acquisitions. We may also not be successful integrating acquisitions, which could lead to further erosion of revenue growth if we cannot retain the customers acquired.
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
While we generated net income of $15.8 million for the six months ended July 31, 2026, and $37.9 million for the fiscal year ended January 31 2026, we generated net losses of $27.9 million, and $2.6 million for the fiscal years ended January 31, 2025 and 2024, respectively. As of July 31, 2026, we had an accumulated deficit of $653.5 million, reflecting our losses recognized historically on a GAAP basis. While we have recognized losses on a GAAP basis in past periods, we may have been deemed to be profitable for tax purposes. See “Risks Related to Laws, Regulation and Taxation” for further discussion. We will need to generate and sustain increased revenue levels and reduced expenses in future periods to continue to be profitable, and, even if we do, we may not be able to remain profitable or increase our level of profitability. As a result, we may experience operating losses in the future. Further, while we have recently reduced operating expenses, we expect our operating expenses may increase in the coming years as we hire additional personnel, expand our distribution channels, develop our technology and new features, acquire new businesses, face increased compliance costs associated with our growth and entry into new markets and geographies and adopt new systems to scale and automate our operations. If our revenue does not increase to offset these and other potential increases in operating expenses, we may not be profitable in future periods. If we are unable to sustain profitability, the market price of our common stock may significantly decrease.
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
We have in the past acquired and may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, on August 1, 2024, we completed our acquisition of Hearsay, on February 7, 2025, we completed the acquisition of KabanaSoft, LLC d/b/a Places Scout, and on June 14, 2026, we acquired GoShine AI Ltd. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
In addition, artificial intelligence (“AI”) is forcing rapid evolution of multiple industries. The introduction of alternative tools to traditional software is changing market opportunities and customer behavior generally. While we seek to anticipate our customers’ needs, any such changes in the general market for our products and services may be harder to anticipate given the speed with which AI is transforming behavior.
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
For the fiscal years ended January 31, 2026, 2025 and 2024, the aggregate of our top five customers accounted for approximately 8%, 8% and 9%, respectively, of our revenue. During the three months ended January 31, 2024, we experienced the attrition of one of these top five customers, and the corresponding absence of revenue from this customer has since been realized primarily in our quarterly results for the fiscal year ended January 31, 2025. We anticipate that sales of our platform to a relatively small number of customers will continue to account for a significant portion of our revenue in future periods. If we were to lose any more of our large customers, our revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by customer consolidation, changes in technologies or solutions used by customers, changes in demand for our features, selection of suppliers other than us, customer bankruptcies or customer departures from their respective industries, pricing competition or deviation from marketing and sales methods away from physical location retailing, any one of which may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single large customer.
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
Third-party reseller customers comprise a significant portion of our revenue. In transactions with third-party reseller customers, we are only party to the transaction with the reseller and are not a party to the reseller’s transaction with its customer, and we do not control the efforts of these resellers. Such resellers may elect not to renew their subscriptions with us or may elect to purchase significantly fewer licenses, which would materially adversely affect our operating results and financial condition. In addition, our third-party reseller customers, which often sell to small and midsized organizations that can have liquidity and expense limitations, are also susceptible to global economic weakness and uncertainty. See also “—If customers do not renew their subscriptions for our platform or if they reduce their subscriptions at the time of renewal, our revenue will decline and our business will suffer.” Lower demand from certain of our reseller customers has and may continue to result in them not renewing their subscriptions with us, purchasing fewer licenses, attempting to renegotiate contracts to obtain concessions and requesting extended billing and payment terms. Such an adverse effect on our financial condition and operating results would not be fully reflected in our results of operations until future periods. In addition, if third-party reseller customers merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. For example, consolidation among our third-party reseller customers may require us to renegotiate agreements on less favorable terms, including longer payment periods, or may lead to a termination of our agreements with these resellers. We may expend significant resources managing these relationships. Further, in some international markets, we grant certain reseller customers the exclusive right to sell our features. If those reseller customers to whom we have granted exclusive rights elect not to renew their subscriptions or to purchase significantly fewer licenses, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with our existing reseller customers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain customers or acquire potential new customers and may experience delays and increased costs in adding or replacing customers that were lost, any of which could materially adversely affect our business, operating results and financial condition. Finally, we also on occasion have experienced issues of wrongful behavior by resellers. While our internal controls have identified these events, we have been forced to terminate reseller relationships. This may make it difficult for us to fully budget and project performance if resellers are found to be unreliable.
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
Although our capital allocation strategy, including our recently completed capital return, is intended to enhance stockholder value while allowing us to execute on its strategic initiatives, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in February 2026, following a strategic alternatives review process, our Board of Directors determined to commence a “modified Dutch auction” self-tender offer to repurchase up to $180.0 million in value of shares of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026.
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
We are incorporating generative AI into some of our products. This technology is new and developing and may present both compliance risks and reputational risks.
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
In March 2022, we announced a program to repurchase up to $100.0 million of our common stock, which was increased by an additional $50.0 million in September 2023, an additional $50.0 million in March 2025, and an additional $100.0 million in May 2026. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines. In February 2026, we commenced an issuer tender offer to repurchase up to $180.0 million of our common stock, which was subsequently decreased to up to $140.0 million on March 4, 2026. Such repurchases could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. As of July 31, 2026, we repurchased 30,747,993 shares for $193.8 million under the share repurchase program and 24,347,825 shares for $140.0 million in connection with the Tender Offer. These activities may have the effect of maintaining the market price of our common stock or slow down a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the six months ended July 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet to be purchased under the plans or programs (in millions)
February 1, 2026 - February 28, 2026	—	$—	—	$194.9	(1)
March 1, 2026 - March 31, 2026(2)	24,347,825	$5.75	24,347,825	$14.9
April 1, 2026 - April 30, 2026	—	$—	—	$14.9
May 1, 2026 - May 31, 2026	—	$—	—	$114.9
June 1, 2026 - June 30, 2026	740,337	$4.18	740,337	$111.8
July 1, 2026 - July 31, 2026	1,077,359	$5.19	1,077,359	$106.2
Total	26,165,521		26,165,521
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
Share Repurchase Program
In March 2022, our Board of Directors authorized a $100.0 million share repurchase program of our common stock which was increased by an additional $50.0 million in September 2023, $50.0 million in March 2025, and $100.0 million in May 2026. During the six months ended July 31, 2026, 1,817,696 shares were repurchased and as of July 31, 2026, approximately $106.2 million remains available for future purchases, exclusive of commissions paid on the repurchase of shares.
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
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the six months ended July 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger among Yext, Merger Sub, Hearsay, and the Stockholder Representative, dated as of June 10, 2024.	8-K	001-38056	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-216642	3.2	3/17/2017
3.2	Amended and Restated Bylaws	8-K	001-38056	3.1	4/23/2026
4.1	Form of Common Stock Certificate	S-1/A	333-216642	4.1	3/28/2017
10.1#	Yext, Inc. 2016 Equity Incentive Plan, as amended, restated and extended	8-K	001-38056	10.1	6/11/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					x
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2026 and January 31, 2026, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended July 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the six months ended July 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

*    The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The schedule of exhibits omitted is included with such agreement. The registrant shall supplementally furnish a copy of any of the omitted schedules to the Securities and Exchange Commission upon request.

#     Indicates a management contract or compensatory plan or agreement.

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

Date: September 1, 2026	Yext, Inc.
	By:	/s/ Darryl Bond
Darryl Bond
Chief Financial Officer (Principal Financial Officer)